Form 10-Q
period 2013-06-30
TREMOR VIDEO INC.
filed 2013-08-14
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-35982

Tremor Video, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5480343
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

53 West 23rd Street

New York, New York 10010

(Address of Principal Executive Offices, Including Zip Code)

(646) 723-5300

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☒	Smaller Reporting Company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of July 31, 2013, there were 49,544,685 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TREMOR VIDEO, INC.
FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of December 31, 2012 and June 30, 2013 (unaudited)	1
	Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2013 (unaudited)	2
	Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2013 (unaudited)	3
	Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock and Changes in Stockholders’ Deficit for the six months ended June 30, 2013 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2013 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults upon Senior Securities	62
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	62
Item 6.	Exhibits	63

SIGNATURES

CERTIFICATIONS

PART I.         FINANCIAL INFORMATION

Item 1. Financial Statements

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2012	June 30, 2013	Pro Forma June 30, 2013
		(unaudited)	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$32,533	$32,144	$101,894
Restricted cash, short-term	21	—	—
Accounts receivable, net of allowance for doubtful accounts of $1,050, $1,080 and $1,080 as of December 31, 2012, June 30, 2013 and pro forma June 30, 2013, respectively	36,011	39,213	39,213
Prepaid expenses and other current assets	953	4,214	1,317
Total current assets	69,518	75,571	142,424

Long-term assets:
Restricted cash, long-term	1,200	600	600
Property and equipment, net of accumulated depreciation of $3,077, $3,634 and $3,634 as of December 31, 2012, June 30, 2013 and pro forma June 30, 2013, respectively	1,995	2,842	2,842
Intangible assets, net of accumulated amortization of $10,315, $12,753 and $12,753 as of December 31, 2012, June 30, 2013 and pro forma June 30, 2013, respectively	25,385	22,947	22,947
Goodwill	29,719	29,719	29,719
Deferred tax assets, long-term	1,695	1,695	1,695
Other long-term assets	211	196	196
Total long-term assets	60,205	57,999	57,999
Total assets	$129,723	$133,570	$200,423

Liabilities, mandatorily redeemable securities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$21,075	$28,948	$28,948
Deferred rent and security deposits payable	627	707	707
Deferred revenue	210	189	189
Deferred tax liabilities, short-term	1,695	1,695	1,695
Amounts outstanding under credit facility and accrued interest expenses	6,019	6,019	6,019
Total current liabilities	29,626	37,558	37,558
Warrants to purchase mandatorily redeemable convertible preferred stock	1,103	926	—
Total liabilities	30,729	38,484	37,558

Commitments and contingent liabilities
Mandatorily redeemable convertible preferred stock	162,466	162,657	—

Stockholders’ (deficit) equity:
Share capital:
Common stock, $0.0001 par value: 50,000,000 shares authorized at December 31, 2012, 100,000,000 shares authorized at June 30, 2013; 6,674,905 and 6,738,589 issued and outstanding as of December 31, 2012 and June 30,2013, respectively; 250,000,000 shares authorized, 49,463,369 shares issued and outstanding as of pro forma June 30, 2013	1	1	5
Series II common stock, $0.0001 par value: 2,333,333 shares authorized at December 31, 2012 and June 30, 2013, respectively; 1,047,357 and 1,052,464 issued and outstanding as of December 31, 2012 and June 30, 2013, respectively; no shares authorized, issued and outstanding as of pro forma June 30, 2013	—	—	—
Additional paid-in capital	17,752	19,235	265,380
Accumulated other comprehensive income	345	195	195
Accumulated deficit	(81,570)	(87,002)	(102,715)
Total stockholders’ (deficit) equity	(63,472)	(67,571)	162,865
Total liabilities, mandatorily redeemable securities and stockholders’ (deficit) equity	$129,723	$133,570	$200,423

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Revenue	$25,206	$35,465	$42,478	$60,230
Cost of revenue	14,980	18,971	26,749	32,812
Gross profit	10,226	16,494	15,729	27,418
Operating expenses:
Technology and development	1,996	2,818	3,647	5,515
Sales and marketing	8,688	9,943	17,210	18,786
General and administrative	2,735	2,468	5,530	5,388
Depreciation and amortization	1,480	1,493	2,958	2,995
Total operating expenses	14,899	16,722	29,345	32,684
Loss from operations	(4,673)	(228)	(13,616)	(5,266)

Interest and other (expense) income:
Interest expense	(37)	(57)	(112)	(113)
Other (expense) income	—	165	(39)	170
Total interest and other (expense) income, net	(37)	108	(151)	57

Loss before income taxes	(4,710)	(120)	(13,767)	(5,209)
Income tax expense	(70)	(153)	(140)	(223)
Net loss	$(4,780)	$(273)	$(13,907)	$(5,432)

Net loss per share:
Basic and diluted	$(0.65)	$(0.04)	$(1.86)	$(0.70)

Weighted average number of shares of common stock outstanding:
Basic and diluted	7,389,173	7,760,494	7,460,025	7,744,943

Pro forma net loss per share attributable to common stockholders:
Basic and diluted		$(0.32)		$(0.43)

Pro forma weighted average number of shares of common stock outstanding:
Basic and diluted		49,432,810		49,417,259

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013

Net loss	$(4,780)	$(273)	$(13,907)	$(5,432)
Other comprehensive (loss) gain:
Change in unrealized gain during the period on short-term investments available for sale	—	—	7	—
Foreign currency translation adjustments	(70)	(56)	(11)	(150)
Comprehensive loss	$(4,850)	$(329)	$(13,911)	$(5,582)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock
and Changes in Stockholders’ Deficit
(in thousands, except share and per share data)

(unaudited)

						Accumulated
	Preferred Stock(1)(3)		Common Stock(2)(3)(4)		Additional Paid-in	Other Comprehensive	Accumulated	Total Shareholders’
	Share	Amount	Share	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2012	32,563,192	$162,466	7,722,262	$1	$17,752	$345	$(81,570)	$(63,472)
Accretion of issuance costs	—	191	—	—	(191)	—	—	(191)
Exercise of stock options	—	—	68,791	—	173	—	—	173
Stock-based compensation expense	—	—	—	—	1,501	—	—	1,501
Net loss	—	—	—	—	—	—	(5,432)	(5,432)
Foreign currency translation adjustment	—	—	—	—	—	(150)	—	(150)
Balance as of June 30, 2013	32,563,192	$162,657	7,791,053	$1	$19,235	$195	$(87,002)	$(67,571)

(1)          The preferred stock includes several series of preferred stock, refer to note 10.

(2)          The common stock includes two series of common stock, refer to note 10.

(3)          All share amounts have been restated to reflect a 1-for-1.5 reverse stock split, refer to note 10.

(4)         All share amounts have been restated to reflect the renaming of the Company’s ‘‘Series I common stock’’ to ‘‘common stock,” refer to note 10.

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Six Months Ended June 30,
	2012	2013

Cash flow from operating activities
Net loss	$(13,907)	$(5,432)
Adjustments required to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	507	557
Amortization of intangibles	2,451	2,438
Bad debt expense	(3)	30
Mark-to-market expense (income)	32	(177)
Stock-based compensation expense	1,491	1,501
Change in unrealized gain on short-term investments	7	—
Net changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,099	(3,232)
Increase in prepaid expenses and other current assets and other long-term assets	(284)	(1,402)
Increase in accounts payable and accrued expenses	1,825	6,029
Increase in deferred rent and security deposits payable	68	80
Increase (decrease) in deferred revenue	67	(21)
Net cash (used in) provided by operating activities	(1,647)	371

Cash flows from investing activities
Purchase of property plant and equipment	(542)	(1,404)
Maturities of short-term investments	8,652	—
Change in restricted cash	—	621
Acquisition of InPlay	(1,600)	—
Acquisition of Transpera, Inc., net of cash acquired	15	—
Net cash provided by (used in) investing activities	6,525	(783)

Cash flows from financing activities
Proceeds from the exercise of stock options	144	173
Net cash provided by financing activities	144	173

Net increase (decrease) in cash and cash equivalents	5,022	(239)

Effect of exchange rate changes in cash and cash equivalents	(11)	(150)

Cash and cash equivalents at beginning of period	31,714	32,533
Cash and cash equivalents at end of period	$36,725	$32,144

Supplemental disclosure of cash flows activities
Cash paid for income taxes	$101	$224
Cash paid for interest expense	$93	$113

Supplemental disclosure of non-cash investing activities
Common stock issued in the acquisition of Transpera, Inc.	$863	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

1. Organization and Description of Business

Tremor Video, Inc. (the “Company”) was originally organized as Tremor Media, LLC in November 2005 and converted into a corporation named ‘‘Tremor Media, Inc.’’ under the laws of the State of Delaware in September 2006. The Company changed its name to Tremor Video, Inc. in June 2011. The Company is a provider of technology-driven video advertising solutions enabling brand advertisers to engage consumers across multiple internet-connected devices, including computers, smartphones, tablets and connected TVs.  Through its Tremor Video Network, the Company offers advertisers access to premium and often exclusive streaming video inventory and advanced real-time optimization capabilities at scale across multiple internet-connected devices in brand safe environments.  In addition, through its VideoHub for Advertisers (“VHA”) solution, the Company provides advanced video analytic capabilities for advertisers to measure, verify and evaluate the performance of their video ad campaigns across multiple channels, both within and outside of its Tremor Video Network.

On December 8, 2010, the Company acquired ScanScout, Inc. (“ScanScout”) an online video advertising network and the developer of the Company’s video analysis and optimization technology, which is referred to as VideoHub.  On February 11, 2011, the Company acquired all of the outstanding stock of Transpera, Inc., a company that operated a technology platform that enables video advertising formats to be served on mobile devices, such as phones and tablets.  On January 17, 2012, the Company acquired the assets for the InPlay video management platform (“InPlay”) from Tube Mogul, Inc., which enables publishers of online video content to manage and analyze the performance of advertisements displayed within their inventory of video content.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Consolidated Balance Sheets, Statements of Operations, Comprehensive Loss, Mandatorily Redeemable Convertible Preferred Stock and Changes in Stockholders’ Deficit and Cash Flows for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors.  Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC.  Accordingly, these unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s prospectus dated June 26, 2013, filed with the SEC on June 27, 2013 pursuant to Rule 424(b)(4) under the Securities Act (“Prospectus”).

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated in the accompanying unaudited interim consolidated financial statements.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

2. Summary of Significant Accounting Policies (Continued)

Initial Public Offering and Pro Forma Presentation

On July 2, 2013, the Company closed its initial public offering (“IPO”) of common stock in which the Company issued and sold 7,500,000 shares of common stock (refer to note 15).  Upon closing of the IPO, all of the Company’s outstanding mandatorily redeemable convertible preferred stock (“preferred stock”) automatically converted into 34,172,316 shares of common stock, which includes 1,584,863 of additional shares of common stock related to the Series F ratchet provision (refer to note 10), and all of the Company’s outstanding Series II common stock automatically converted into 1,052,464 shares of common stock.  In addition, the outstanding warrants to purchase preferred stock automatically converted into warrants to purchase 142,534 shares of common stock, and the warrants to purchase preferred stock liability of $790, which includes a $136 adjustment for the change in fair value through July 2, 2013, was reclassified to additional paid-in capital. The pro forma stockholders’ equity, as set forth on the pro forma June 30, 2013 consolidated balance sheet, has been adjusted to reflect the assumed: (i) conversion of the Company’s preferred stock and Series II common stock into common stock, (ii) conversion of the warrants to purchase preferred stock into warrants to purchase common stock, and the reclassification of such warrants from a preferred stock liability to additional paid-in capital and (iii) the sale and issuance of 7,500,000 shares of common stock and the receipt of net proceeds upon the closing of the IPO .

The pro forma net loss attributable to common stockholders and pro forma net loss per share attributable to common stockholders for the three and six months ended June 30, 2013 has been adjusted to reflect, as of January 1, 2013, the assumed completion of the Company’s IPO and the: (i) conversion of all outstanding shares of preferred stock into an aggregate of 34,172,316 shares of common stock, (ii) conversion of all outstanding shares of Series II common stock into an aggregate of 1,052,464 shares of common stock and (iii) conversion of the warrants to purchase preferred stock to warrants to purchase common stock as of January 1, 2013.  The amount recorded to reflect the Series F preferred stock deemed dividend as a result of the Series F ratchet provision (refer to note 10) and to adjust the warrants to purchase preferred stock to fair value through July 2, 2013 have been included to arrive at pro forma net loss attributable to common stockholders and pro forma net loss per share attributable to common stockholders.

The Company believes that the pro forma consolidated balance sheet, pro forma net loss attributable to common stockholders and pro forma net loss per share attributable to common stockholders provides material information to investors, as the conversion of the Company’s preferred stock and Series II common stock to common stock, conversion of the warrants to purchase preferred stock to common stock warrants and the closing of the IPO occurred on July 2, 2013, and therefore the disclosure of the pro forma consolidated balance sheet, pro forma net loss attributable to common stockholders and pro forma net loss per share attributable to common stockholders provides measures of equity, net loss and net loss per share that are comparable to what will be reported by the Company in its consolidated financial statements for the periods subsequent to and including July 2, 2013.

Recently Issued Accounting Pronouncements

Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance requiring new disclosures about reclassifications from accumulated other comprehensive income to net loss. This new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements where net loss is presented or in the notes thereto, significant amounts reclassified out of accumulated

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

2. Summary of Significant Accounting Policies (Continued)

other comprehensive income by the respective line items of net loss but only if the amount reclassified is required under US GAAP to be reclassified to net loss in its entirety in the same reporting period.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net loss, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2012.  The Company adopted this guidance in its interim period beginning April 1, 2013. The adoption of this new guidance did not have a material impact on its unaudited interim consolidated financial statements and the required disclosures are provided in note 11.

Revenue Recognition and Deferred Revenue

The Company generates revenue primarily from the delivery of in-stream video advertisements for brand advertisers and agencies through the Tremor Video Network.  The Company also generates revenue from selling licenses to advertisers, agencies and publishers.  Revenue is recognized when the related services are delivered based on the specific terms of the contract, which are commonly based on the number of impressions delivered or by the actions of the viewers.  The Company recognizes revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the client reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.  Collectability is assessed based on a number of factors, including the creditworthiness of a client and transaction history.  Amounts billed or collected in excess of revenue recognized are included as deferred revenue.

The Company recognizes revenue from the delivery of video ads in the period in which the video ads are delivered.  Specifically, revenue is recognized for video ad delivery through the Tremor Video Network upon the delivery of each impression served for cost per impression ad campaign (“CPM”), engagement by the consumer with a video ad campaign or the completion of a video ad by the consumer ad campaign.

In the normal course of business, the Company acts as an intermediary in executing transactions with third parties.  The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the Company’s transactions.  In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations.  The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement.  While none of the factors individually are considered presumptive or determinative, because the Company is the primary obligor and is responsible for (1) identifying and contracting with third-party advertisers, (2) establishing the selling prices of the video ads sold, (3) performing all billing and collection activities, including retaining credit risk, and (4) bearing sole responsibility for fulfillment of the advertising, the Company acts as the principal in these arrangements and therefore reports revenue earned and costs incurred related to these transactions on a gross basis.

The license fees for VHA and the Company’s publisher solutions are based on the number of impressions being analyzed through these solutions.  The Company recognizes revenue with respect to these solutions on a CPM basis based on the number of impressions being analyzed in a given month.  Typically, the Company’s license terms are for one year periods.  In limited cases, the Company charges a minimum monthly fee.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

2. Summary of Significant Accounting Policies (Continued)

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s clients.  As of December 31, 2012 and June 30, 2013  there were $210 and $189, respectively, of services for which cash payments were received in advance of the Company’s performance of the service under the arrangement and recorded as deferred revenue in the accompanying consolidated balance sheets.

Cost of Revenue

Cost of revenue primarily represents the video advertising inventory costs under the Company’s publisher contracts, third party hosting fees and third party serving fees incurred to deliver the video ads run through the Tremor Video Network.  Cost of revenue also includes costs of licenses from third party data providers utilized in the Company’s VHA solution.  Substantially all of the Company’s cost of revenue is attributable to video advertising inventory costs under its publisher contracts.  Cost of revenue is recognized on a publisher-by-publisher basis at the same time that the associated advertising revenue is recognized.  Substantially all of the Company’s exclusive publisher contracts contain minimum percentage fill rates on qualified video ad requests, which effectively means that the Company must purchase this inventory even if the Company lacks a video advertising campaign to deliver to these video ad impressions.  The Company recognizes the difference between the contractually required fill rate and the number of video ads actually delivered on the publisher’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Historically, the impact of the difference between the contractually required fill rate and the number of ads delivered has not been material. Costs owed to publishers but not yet paid are recorded in the consolidated balance sheets as accounts payable and accrued expenses.

Concentrations of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality.  The Company’s cash and cash equivalent accounts exceed federally insured limits at times.  The Company has not experienced any losses on cash and cash equivalents to date.  To manage accounts receivable risk, the Company evaluates the creditworthiness of its clients and maintains an allowance for doubtful accounts.

During the three and six months ended June 30, 2012 and 2013, there were no advertisers that accounted for more than 10% of revenue or greater than 10% of outstanding accounts receivables at December 31, 2012 and June 30, 2013.

3. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement.  The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value.  If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.  The three-tiers are defined as follows:

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

3. Fair Value Measurements (Continued)

• Level 1.  Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

• Level 2.  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

• Level 3.  Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period.  This determination requires significant judgments to be made.  The following tables summarize the conclusions reached as of December 31, 2012 and June 30, 2013:

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Liabilities
Warrants to purchase preferred stock(1)	$1,103	$—	$—	$1,103
	$1,103	$—	$—	$1,103

	Balance at June 30, 2013	Level 1	Level 2	Level 3
	(unaudited)
Liabilities
Warrants to purchase preferred stock(1)	$926	$—	$—	$926
	$926	$—	$—	$926

(1)            The Company used an option pricing model to determine the fair value of the warrants to purchase preferred stock.  Significant inputs included an estimate of the fair value of the Company’s preferred stock as of December 31, 2012 and actual as of June 30, 2013, the remaining contractual life of the warrant, a risk-free rate of interest, and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies.  In connection with the Company’s IPO, these warrants to purchase preferred stock were adjusted to fair value through July 2, 2013 and were subsequently reclassified to additional paid-in capital (refer to note 2).

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following tables presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2012 and 2013:

	Warrants to Purchase Preferred Stock
	2012	2013
	(unaudited)
Beginning balance at April 1,	$1,121	$1,098
Mark-to-market income	(8)	(172)
Ending balance at June 30,	$1,113	$926

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

3. Fair Value Measurements (Continued)

	Warrants to Purchase Preferred Stock
	2012	2013
	(unaudited)
Beginning balance at January 1,	$1,127	$1,103
Mark-to-market income	(14)	(177)
Ending balance at June 30,	$1,113	$926

Contingent Consideration on Acquisition(1)
2012
(unaudited)
Beginning balance at January 1,	$817
Mark-to-market expenses	46
Settlement of contingent consideration	(863)
Ending balance at June 30,	$—

(1)

On February 11, 2011, the Company acquired all of the outstanding equity of Transpera, Inc. The purchase price included contingent consideration consisting of up to 169,131 shares of the Company’s common stock payable on the one year anniversary of the closing of the acquisition based on certain performance criteria being achieved. In arriving at the value of the contingent consideration, the Company used a valuation model based on future expectations combined with management’s judgment. In the then-absence of a public trading market, the Company exercised judgment and considered numerous objective and subjective factors to determine the fair value of the Company’s common stock.

4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	December 31, 2012	June 30, 2013
		(unaudited)
Prepaid expenses	$459	$774
Prepaid taxes	155	314
Prepaid insurance	8	66
Prepaid business travel	331	41
Other current assets	—	3,019	(1)
	$953	$4,214

(1)            Other current assets primarily consist of capitalized and prepaid offering costs that will be reclassified to additional paid-in capital upon the closing of the IPO on July 2, 2013.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

5. Property and Equipment, Net

	December 31, 2012	June 30, 2013
		(unaudited)
Cost:
Furniture and fixtures	$765	$1,075
Computer hardware	2,885	3,610
Office equipment	28	36
Computer software	545	585
Leasehold improvements	849	1,170
	5,072	6,476
Accumulated depreciation	(3,077)	(3,634)
Property and equipment, net	$1,995	$2,842

The depreciation expense related to property and equipment was $261 and $275 for the three months ended June 30, 2012 and 2013, respectively, and $507 and $557 for the six months ended June 30, 2012 and 2013, respectively.

There were no write-offs of fixed assets for the three and six months ended June 30, 2012 and 2013.  For the six months ended June 30, 2012 the Company recorded a reduction of $229 to the cost and accumulated depreciation of fully depreciated equipment and leasehold improvements no longer in use.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31, 2012	June 30, 2013
		(unaudited)
Trade accounts payable	$15,191	$19,728	(1)
Accrued cost of sales	1,058	914
Accrued compensation, benefits and payroll taxes	3,627	3,381
Income taxes payable	36	17
Other accrued expenses	1,163	4,908	(1)
	$21,075	$28,948

(1)   Approximately $1,800 of expenses incurred in connection with the Company’s IPO have not yet been paid.

7. Credit Facility and Accrued Interest Expense

On February 7, 2010, the Company amended its then existing loan and security agreement with Silicon Valley Bank (“SVB”). As amended, the loan and security agreement provided for a $7,000 revolving working capital credit facility. The credit facility includes customary conditions to borrowing, covenants and events of default. The credit facility also contains a financial covenant requiring that the ratio of current assets to current liabilities (excluding deferred revenue) be at least 1.25 to 1. As collateral for its obligations under the credit facility, the Company granted

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

7. Credit Facility and Accrued Interest Expense (Continued)

a first priority security interest to SVB in all assets of the Company other than intellectual property. The Company has agreed not to pledge its intellectual property as collateral without SVB’s prior written consent.

In February 2011, the credit facility was amended to, among other things, revise the interest rate to be equal to SVB’s prime rate plus 1.0% and provide for a fee of 0.20% for any unused portion of the revolving credit facility. Such fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10,000.

On December 31, 2011, the Company expanded the borrowing capacity under the credit facility to the lesser of $25,000 and a borrowing base equal to 80% of eligible accounts receivable.

On March 8, 2012, the credit facility was amended to, among other things, revise the interest rate to SVB’s prime rate plus 0.5% and provide for a termination date of December 30, 2014. The Company had $6,000 aggregate principal amount of borrowings outstanding under the facility and was in compliance with all covenants as of each December 31, 2012 and June 30, 2013.

On July 30, 2013, the Company repaid $6,033, in principal borrowings and accrued, but unpaid interest expenses (refer to note 15).

8. Warrants to Purchase Preferred Stock

In connection with the Company’s entry into, and various amendments of, its loan and credit facility agreements in 2007, 2008 and 2010, warrants to purchase preferred stock were issued to SVB.  In addition, with the acquisition of ScanScout in 2010, the Company exchanged ScanScout’s pre-acquisition preferred stock warrants into warrants for the new series of preferred stock that was issued as part of the acquisition.

The warrants are exercisable at any time prior to expiration.  Freestanding warrants and other similar instruments on shares that are redeemable (either put-able or mandatorily redeemable) are accounted for as liabilities, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

8. Warrants to Purchase Preferred Stock (Continued)

The following table summarizes the Company’s outstanding warrants to purchase preferred stock as of December 31, 2012 and June 30, 2013:

					Fair Value as of
			Exercise	Warrants	December 31,	June 30,
	Grant Date	Expiration Date	Price	Outstanding	2012	2013
						(unaudited)
Series A	June 7, 2007	June 7, 2017	$1.27	35,520	$299	$277
Series B-1	December 8, 2008	December 7, 2018	$4.86	33,930	246	198
Series C	February 8, 2010	February 8, 2020	$3.79	31,659	245	208
Series 1	December 8, 2010	June 30, 2017	$2.46	31,130	256	211
Series 3	December 8, 2010	February 6, 2015	$5.75	8,694	57	32
				140,933	$1,103	$926

Mark-to-market income related to the fair value measurement of the warrants were $8 and $172 for the three months ended June 30, 2012 and 2013, respectively, and $14 and $177 for the six months ended June 30, 2012 and 2013, respectively.

On July 2, 2013, in connection with the closing of the Company’s IPO, these warrants to purchase preferred stock were converted into warrants to purchase 142,534 shares of common stock, which includes an anti-dilution adjustment to the conversion ratio of the Series B-1 warrants to purchase preferred stock.  This conversion resulted in the warrants being reclassified to additional paid-in capital (refer to note 10).

9. Commitments and Contingencies

Letters of Credit

At December 31, 2012 and June 30, 2013, the Company had outstanding letters of credit of $1,221 and $600, respectively, related to two office spaces in New York, New York and Boston, Massachusetts.

Legal Contingencies

During the normal course of the business, the Company is occasionally involved with various claims and litigation.  Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated.  As of each December 31, 2012 and June 30, 2013, no material reserves were recorded.  No reserves are established for losses which are only reasonably possible.  The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any.  Based upon the Company’s experience, current information and applicable law, it does not believe it is reasonably possible that any proceedings or possible related claims will have a material effect on its financial statements.

10. Common Stock, Preferred Stock and Stockholders’ Deficit

Reverse Stock Split

On June 13, 2013, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation effecting a 1-for-1.5 reverse stock split of the

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

10. Common Stock, Preferred Stock and Stockholders’ Deficit (Continued)

Company’s issued and outstanding shares of common stock, preferred stock and the renaming of the Series I common stock to common stock.  The par value of the common stock was not adjusted as a result of the reverse stock split.  The original issue prices for all series of preferred stock were proportionately adjusted to reflect the reverse stock split.  All authorized, issued and outstanding shares of common stock, preferred stock and per share amounts presented in the unaudited interim consolidated financial statements have been retroactively adjusted to reflect this reverse stock split and the renaming of the “Series I common stock” to “common stock” for all periods presented.  The reverse stock split was effected on June 13, 2013.

Common Stock

As of each December 31, 2012 and June 30, 2013, the Company has two classes of $0.0001 par value common stock as follows:

	Authorized	Outstanding
	as of	as of
Series	December 31, 2012	December 31, 2012

Common stock	50,000,000	6,674,905
Series II	2,333,333	1,047,357
Total	52,333,333	7,722,262

	Authorized	Outstanding
	as of	as of
	June 30, 2013	June 30, 2013
	(unaudited)	(unaudited)

Common stock	100,000,000	6,738,589
Series II	2,333,333	1,052,464
Total	102,333,333	7,791,053

The Company’s two classes of common stock are identical in all significant respects.  Each share is entitled to one vote and both classes of shares are subordinate to the preferred stock in the payment of dividends and liquidation preferences.  The Series II common stock automatically converted into common stock upon the closing of the Company’s IPO on July 2, 2013 (refer to note 2).

Preferred Stock

As of each December 31, 2012 and June 30, 2013, the authorized capital stock of the Company consists of 32,742,929 shares of preferred stock, $0.0001 par value per share.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

10. Common Stock, Preferred Stock and Stockholders’ Deficit (Continued)

Preferred stock consists of the following as of December 31, 2012 and June 30, 2013:

Series	Issued	Authorized	Issued and Outstanding	Original Issue Price	Liquidation Preference	Carrying Value as of December 31, 2012	Carrying Value as of June 30, 2013
							(unaudited)
Series A	September 2006	6,861,975	6,826,451	$1.2669	$8,648	$8,402	$8,435
Series B	December 2007	3,500,732	3,500,729	$3.1422	$11,000	$10,949	$10,956
Series B-1	May 2008	548,032	514,102	$4.8629	$2,500	$2,479	$2,482
Series C	February and	5,308,216	5,276,554	$3.7904	$20,000	$19,932	$19,941
Series D	April 2010	5,453,975	5,453,970	$7.3341	$40,000	$39,931	$39,940
Series E	December 2010	238,000	236,108	$8.0051	$1,890	$1,890	$1,890
Series 1	December 2010	979,333	947,711	$2.4575	$2,329	$5,217	$5,217
Series 2	December 2010	1,822,000	1,821,455	$4.1387	$7,538	$12,404	$12,404
Series 3	December 2010	937,333	928,054	$5.7507	$5,337	$7,517	$7,517
Series 4	December 2010	3,093,333	3,092,932	$2.7548	$8,520	$17,722	$17,722
Series F	September 2011	4,000,000	3,965,126	$9.3314	$37,000	$36,023	$36,153
		32,742,929	32,563,192			$162,466	$162,657

Dividends

The holders of preferred stock are entitled to receive, when and if declared by the Board of Directors out of funds legally available, dividends at the following annual rates:

Series	Dividend Rate
Series A	$0.10140
Series B	$0.25140
Series B-1	$0.38910
Series C	$0.30330
Series D	$0.58680
Series E	$0.64035
Series 1	$0.19665
Series 2	$0.33105
Series 3	$0.46005
Series 4	$0.22035
Series F	$0.74655

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

10. Common Stock, Preferred Stock and Stockholders’ Deficit (Continued)

No dividends or other distributions will be made with respect to common stock until all declared dividends on the preferred stock have been paid.  No dividends have been declared or paid by the Company through the date of this report.

Conversion

The preferred stock is convertible into common stock at the option of the holder.  Except for the Series B-1 and Series F preferred stock, all preferred stock converts on a one for one basis.  The Series B-1 preferred stock converts into common stock on a 1:1.04719 basis and the Series F preferred stock converts into common stock in accordance with the Series F ratchet provision described below under the heading “Series F ratchet provision”. The preferred stock was automatically converted into common stock upon the closing of the Company’s IPO on July 2, 2013 (refer to note 2).

Liquidation Preferences

The preferred stockholders have liquidation preferences over common stockholders based on the series of preferred stock held.  In the event of liquidation, dissolution, or winding up of the Company, each holder of preferred shares is entitled to be paid out of available assets on a pro-rata basis based on the liquidation preference of each series plus all declared but unpaid dividends.  After the preferential amounts have been distributed by the Company, the holders of preferred stock then participate with the common stockholders in the distribution of remaining available assets.

Voting

Each holder of a share of outstanding preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of convertible preferred stock so held could be converted.

Series F Ratchet Provision

The terms of the Series F preferred stock provide that the ratio at which each share of such series automatically convert into shares of common stock will increase if a qualified IPO  price is below $13.997 per share.

Based on the Company’s IPO price of $10.00 per share, on July 2, 2013 upon the closing of the Company’s IPO, the Series F preferred stock automatically converted into a total of 5,549,989 shares of common stock, which included 1,584,863 additional shares of common stock related to the ratchet provision described above.

As of July 2, 2013, and on a pro forma basis, the Company recorded $15,849 in additional expenses related to the issuance of additional common shares resulting from the ratchet provision.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

11. Changes in Accumulated Other Comprehensive Income

The following table provides the components of accumulated other comprehensive income:

	Foreign currency translation adjustments	Unrealized gain (loss) on short-term investments available for sale	Total
	(unaudited)
Beginning Balance at April 1, 2012	$462	$—	$462
Other comprehensive loss before reclassifications	(70)	—	(70)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending Balance at June 30, 2012	$392	$—	$392

	Foreign currency translation adjustments	Unrealized gain (loss) on short-term investments available for sale	Total
	(unaudited)
Beginning Balance at April 1, 2013	$251	$—	$251
Other comprehensive loss before reclassifications	(56)	—	(56)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending Balance at June 30, 2013	$195	$—	$195

	Foreign currency translation adjustments	Unrealized gain (loss) on short-term investments available for sale	Total
	(unaudited)
Beginning Balance at January 1, 2012	$403	$(7)	$396
Other comprehensive loss before reclassifications	(11)	—	(11)
Amounts reclassified from accumulated other comprehensive income	—	7	7
Ending Balance at June 30, 2012	$392	$—	$392

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

11. Changes in Accumulated Other Comprehensive Income (Continued)

	Foreign currency translation adjustments	Unrealized gain (loss) on short-term investments available for sale	Total
	(unaudited)
Beginning Balance at January 1, 2013	$345	$—	$345
Other comprehensive loss before reclassifications	(150)	—	(150)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Ending Balance at June 30, 2013	$195	$—	$195

12. Stock-Based Compensation

The Company included stock-based compensation expense related to all of the Company’s stock- based awards in various operating expense categories for the three and six months ended June 30, 2012 and 2013 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(unaudited)		(unaudited)
Technology and development	$91	$134	$206	$249
Sales and marketing	237	287	529	566
General and administrative	363	341	756	686
	$691	$762	$1,491	$1,501

Stock-Based Incentive Plans

The Company has stock option awards and restricted stock unit awards outstanding under four stock-based incentive plans as of December 31, 2012 and five stock-based incentive plans as of June 30, 2013, including two plans that were assumed as part of the acquisition of ScanScout.  On June 26, 2013, the Company adopted the 2013 Equity Incentive Plan (“2013 Plan”).  When an option is exercised, new common shares are issued by the Company under all five stock-based incentive plans.

Plan Provisions Under the 2013 Equity Incentive Plan

Upon the adoption of the 2013 Plan, the Board of Directors decided that the 2013 Plan would be the only plan under which stock-based awards will be issued by the Company on a going-forward basis.  The 2013 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards; however, only restricted stock unit awards have been issued through June 30, 2013 under the 2013 Plan.  The 2013 Plan states that awards may be granted to such non-employee directors, officers, employees and consultants as the Board of Directors shall in its discretion select.  Only employees of the Company are eligible to receive grants of incentive stock option awards.  Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant.  Stock option grants generally vest over periods up to four years, with the first 25% of the grant vesting after one year, and monthly vesting thereafter.  Stock option grants generally have a term not to exceed a total of 10 years.  As of June 30, 2013, there 1,283,333 shares available for issuance under the 2013 Plan.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

12. Stock-Based Compensation (Continued)

Stock Option Awards Outstanding

The following table presents a summary of the Company’s stock option award activity under all plans and related information, without regard for estimated forfeitures, for the six months ended June 30, 2013:

	Exercisable	Weighted average exercise price	Non-vested	Weighted average exercise price	Outstanding	Weighted average exercise price
Stock option awards outstanding as of December 31, 2012	3,895,442	$2.36	2,984,477	$4.55	6,879,919	$3.30
Stock option awards granted	—	$—	566,305	$7.09	566,305	$7.09
Stock option awards forfeited	(51,671)	$3.95	(214,057)	$4.90	(265,728)	$4.72
Stock option awards exercised	(68,791)	$2.61	—	$—	(68,791)	$2.61
Stock option awards vested	650,039	$3.88	(650,039)	$3.88	—	$—
Stock option awards outstanding as of June 30, 2013	4,425,019	$2.55	2,686,686	$5.21	7,111,705	$3.56

The weighted average grant date fair value of stock option awards granted during the six months ended June 30, 2013 was $3.45 per share.  As previously discussed, option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff, and have terms not to exceed 10 years.  The total intrinsic value of stock option awards exercised during the six months ended June 30, 2013 was $354.  Cash proceeds received from stock option awards exercised for the six months ended June 30, 2013 was $173.

The total fair value of stock option awards that vested during the six months ended June 30, 2013 was $1,318.  There was $5,756 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of June 30, 2013.  This cost is expected to be recognized over a weighted-average period of 2.65 years.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

12. Stock-Based Compensation (Continued)

Restricted Stock Unit (RSU) Awards Outstanding

The following table presents a summary of the Company’s restricted stock unit award activity under all plans and related information, without regard for estimated forfeitures, for the six months ended June 30, 2013:

	Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value (per share)
Balance at December 31, 2012	—	$—
Restricted stock unit awards granted	50,000	$10.00
Restricted stock unit awards forfeited	—	$—
Restricted stock unit awards restriction lapses	—	$—
Balance at June 30, 2013	50,000	$10.00

Aggregate grant date fair value	$500

Number of restricted stock unit awards vested during the six months ended June 30, 2013	—

Number of restricted stock unit awards non-vested at June 30, 2013	50,000

There was $493 of total unrecognized compensation cost related to non-vested restricted stock unit awards.  This cost is expected to be recognized over a weighted-average period of one year.

13. Net Loss Per Share of Common Stock

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for warrants to purchase preferred stock, preferred stock, stock option awards and restricted stock unit awards.  Due to the Company’s net loss, (i) warrants to purchase shares of preferred stock, (ii) preferred stock, (iii) stock option awards, and (iv) restricted stock unit awards were not included in the computation of diluted net loss per common share, as the effects would be anti-dilutive.  Accordingly, basic and diluted net loss per common share is equal for the following periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(unaudited)		(unaudited)
Numerator:
Numerator for basic and diluted net loss per share	$(4,780)	$(273)	$(13,907)	$(5,432)

Denominator:
Weighted average common shares outstanding for basic and diluted net loss per share	7,389,173	7,760,494	7,460,025	7,744,943
Basic and diluted net loss per share	$(0.65)	$(0.04)	$(1.86)	$(0.70)

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

13. Net Loss Per Share of Common Stock (Continued)

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(unaudited)		(unaudited)
Preferred stock	32,563,192	32,563,192	32,563,192	32,563,192
Stock option awards	6,781,136	7,111,705	6,781,136	7,111,705
Restricted stock unit awards	—	50,000	—	50,000
Warrants to purchase preferred stock	140,933	140,933	140,933	140,933
	39,485,261	39,865,830	39,485,261	39,865,830

Pro Forma Net Loss Per Common Share Attributable to Common Stockholders

The numerator and denominator used in computing pro forma net loss per share attributable to common stockholders for the three and six months ended June 30, 2013 have been adjusted assuming the automatic conversion of all outstanding shares of preferred stock into shares of common stock, which includes 1,584,863 shares issued upon the conversion of the Series F preferred stock resulting from the Series F ratchet provision (refer to note 10), and the sale and issuance of common stock upon the closing of the IPO on the first day of the period being presented and the reclassification of the outstanding warrants to purchase preferred stock to additional paid-in capital as of the first day of the period being presented.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Numerator (in thousands):
Historical net loss	$(273)	$(5,432)
Plus: mark-to-market income(1)	136	136
Plus: Series F Preferred Stock deemed dividend	(15,849)	(15,849)
Pro forma numerator for basic and diluted net loss per share attributable to common stockholders	$(15,986)	$(21,145)

Denominator:
Historical denominator for basic and diluted net loss per share attributable to common stockholders -weighted average shares	7,760,494	7,744,943
Plus: conversion of preferred stock to common stock	34,172,316	34,172,316
Plus: newly issued IPO shares	7,500,000	7,500,000
Pro forma denominator for basic and diluted net loss per share attributable to common stockholders	49,432,810	49,417,259
Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.32)	$(0.43)

(1)                                 This pro forma expense relates to the outstanding warrants to purchase preferred stock, which were adjusted to fair value through July 2, 2013 (refer to note 2).

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(Continued)

14. Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”).  The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.  As such, the Company has concluded that its operations constitute one operating and reportable segment.

Substantially all assets were held in the United States at December 31, 2012 and June 30, 2013.  The following table summarizes revenue generated through sales personnel employed by the Company’s U.S. and non-U.S. subsidiaries for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30.
	2012	2013	2012	2013
	(unaudited)		(unaudited)
Revenue
Domestic	$24,067	$34,785	$40,256	$58,704
International	1,139	680	2,222	1,526
Total	$25,206	$35,465	$42,478	$60,230

15. Subsequent Events

On July 2, 2013, the Company closed its IPO in which the Company issued and sold 7,500,000 shares of common stock at an issuance price of $10.00 per share.  The Company raised a total of $66.8 million in net proceeds from the IPO after deducting underwriting discount, commissions and offering costs of approximately $8.2 million.  Upon the closing of the IPO, all of the Company’s outstanding preferred stock automatically converted into 34,172,316 shares of common stock, including 1,584,863 additional shares related to the Series F ratchet provision (refer to note 10), and all of the Company’s outstanding Series II common stock automatically converted into 1,052,464 shares of common stock.  In addition, each outstanding warrant to purchase preferred stock automatically converted to warrants to purchase common stock, which resulted in the reclassification of the warrants to additional paid-in capital.

Additionally, in connection with the closing of the Company’s IPO, the Company filed an amended and restated certificate of incorporation with the State of Delaware that amends and restates in its entirety the Company’s certificate of incorporation to, among other things, (i) increase the total number of shares of the Company’s common stock which the Company is authorized to issue to 250,000,000, (ii) eliminate all references to the various series of preferred stock that were previously authorized (including certain protective measures held by the various series of preferred stock), except for the reference to 10,000,000 shares of undesignated preferred stock that may be issued, and with terms to be set, by the Company’s board of directors, which rights could be senior to those of the Company’s common stock and (iii) eliminate all references to the Series II common stock.

On July 30, 2013, the Company repaid $6,033 in principal borrowings and accrued, but unpaid interest expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in our prospectus dated June 26, 2013, filed with the SEC on June 27, 2013 pursuant to Rule 424(b)(4) under the Securities Act (File No. 333-188813).  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations.  Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings.  You should not rely upon forward-looking statements as predictions of future events.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Tremor Video, Inc., or Tremor, we or us, is a leading provider of technology-driven video advertising solutions enabling brand advertisers to engage consumers across multiple internet-connected devices including computers, smartphones, tablets and connected TVs.  Our clients include some of the largest brand advertisers in the world including all of the top 10 automakers and 9 of the top 10 consumer packaged goods companies.  Our relationships with leading brand advertisers and their agencies have helped us create a robust online video ecosystem that includes more than 500 premium websites and mobile applications, over 200 of which partner with us on an exclusive basis.  Our proprietary technology, VideoHub, analyzes in-stream video content, detects viewer and system attributes, and leverages our large repository of stored data to optimize video ad campaigns for brand-centric metrics.  VideoHub also provides advertisers and agencies with advanced analytics and measurement tools enabling them to understand why, when and where viewers engage with their video ads.

Our VideoHub technology is the backbone of the Tremor Video Network through which we offer advertisers access to engaged consumers at scale in brand safe environments across multiple devices.  We derive substantially all of our revenue by delivering in-stream video advertising on behalf of a diversified base of brand advertisers in the United States through the Tremor Video Network.  For the three months ended June 30, 2012 and 2013, our in-stream video advertising revenue increased from $23.6 million to $34.4 million, or 45.8%, and for the six months ended June 30, 2012 and 2013, our in-stream video advertising revenue increased from $39.4 million to $58.4 million, or 48.2%.

To further align the Tremor Video Network with the needs of brand advertisers, we offer a number of performance-based pricing models for in-stream video advertisements.  These models include cost per engagement, or CPE, pricing where we are compensated only when viewers actively engage with advertisers’ campaigns, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds, and cost per video completion, or CPVC, pricing where we are compensated only when a viewer completes the video ad.  We believe our performance-based pricing models offer higher gross margins than traditional cost per thousand impressions, or CPM, pricing models, which are based solely on the number of ad impressions delivered, because we are often able to serve our advertisers’ performance goals with a lower number of purchased impressions.  As viewers increase time spent viewing video on internet-connected devices such as smartphones and tablets, we expect brand advertisers to devote increasing amounts of advertising spend to these channels.  Smartphones and tablets are inherently interactive and we believe that our in-stream advertising capabilities and higher margin CPE pricing model is well suited to address the growing market for mobile video ads.  As a percentage of total revenue, revenue attributable to performance-based pricing, such as CPE and CPVC, for the three months ended June 30, 2012 and 2013 was 19.9% and 33.7%, respectively, and revenue attributable to performance-based pricing for the six months ended June 30, 2012 and 2013 was 17.7% and 34.7%, respectively.  We are focused on continuing to increase the sales of video ad campaigns with performance-based pricing to drive revenue growth and increased margins.

In 2012, we also began licensing VideoHub technology to advertisers and agencies through an intuitive, customizable user interface, which we call VideoHub for Advertisers, or VHA.  VHA affords advertisers transparency and analytical tools to measure the effectiveness of video ad campaigns across all of their video ad buys, whether or not those campaigns are run through the Tremor Video Network.  We are also investing in the development of an enterprise solution for publishers to enable their direct sales force to better monetize their video ad inventory.  In the three and six months ended June 30, 2013, we generated $0.9 million and $1.5 million, respectively, of licensing revenue from VHA and our publisher solutions, and we expect licensing revenue to increase in future periods.  We believe that our margins on our licensing revenue will be higher than those for the Tremor Video Network.

For the three months ended June 30, 2012 as compared to the same period of 2013, our revenue increased from $25.2 million to $35.5 million, or 40.9%, our gross margin improved from 40.6% to 46.5% due in part to the contribution of revenue derived from CPE and CPVC sales, our net loss decreased from $4.8 million to $0.3 million and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) improved from a loss of $2.5 million to a gain of $2.0 million as we continued to improve the operating leverage in our business. For the six months ended June 30, 2012 as compared to the same period of 2013, our revenue increased from $42.5 million to $60.2 million, or 41.6%, our gross margin improved from 37.0% to 45.5% due in part to the contribution of revenue derived from CPE and CPVC sales, our net loss decreased from $13.9 million to $5.4 million and our Adjusted EBITDA improved from a loss of $9.2 million to a loss of $0.8 million as we continued to improve the operating leverage in our business.

On July 2, 2013, we issued and sold 7,500,000 shares of common stock in our initial public offering, or IPO.  The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $5.3 million and offering expenses totaling approximately $2.9 million, were approximately $66.8 million.

Key Metrics

We monitor the key metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(dollars in thousands)
Revenue	$25,206	$35,465	$42,478	$60,230
Gross margin	40.6%	46.5%	37.0%	45.5%
Net loss	$(4,780)	$(273)	$(13,907)	$(5,432)
In-stream advertising revenue	$23,649	$34,418	$39,394	$58,413
Adjusted EBITDA	$(2,502)	$2,027	$(9,167)	$(770)

Revenue and Gross Margin

In the past, we generated a significant portion of revenue from the delivery of video display and banner ads, or in-banner video ads.  Beginning in 2011, we decided to focus our business on in-stream video advertising and to move away from in-banner video advertising.  We believe in-stream video ads are better suited for brand advertisers because they can be served to viewers immediately prior to or during the publisher’s content commanding attention when viewers are most engaged as opposed to in-banner video ads, which are served on the periphery of publisher content where viewers may not direct their attention.  As a result, revenue from the delivery of in-stream video ads has increased year over year as a percentage of our total revenue, and revenue from the delivery of in-banner video ads has decreased.  For the three months ended June 30, 2012 and 2013, our in-banner video advertising revenue was $1.1 million and $0.2 million, respectively, and for the six months ended June 30, 2012 and 2013, our in-banner video advertising revenue was $2.4 million and $0.3 million, respectively.  On July 30, 2013, we announced that we would no longer sell in-banner video advertising and will focus solely on in-stream video advertising.  Accordingly, we do not expect to generate meaningful revenue from in-banner video ads in future periods.

Historically, gross margin has been positively affected by campaigns priced on a performance basis.  As a percentage of total revenue, revenue attributable to performance-based pricing, such as CPE and CPVC, for the three months ended June 30, 2012 and 2013 was 19.9% and 33.7%, respectively, and for the six months ended June 30, 2012 and 2013 was 17.7% and 34.7%, respectively.  We anticipate that there will be a continued shift towards performance-based pricing.

In 2012, we also began to license VideoHub technology to advertisers and agencies through VHA.  In the near-term, we are investing in the development of our publisher solution and programmatic buying solution, the enhancement of our VHA solution, and the expansion of our sales and support for these solutions.  Over time we expect the licensing portion of our business to become a more significant contributor to our operating results, which we believe would have a positive impact on our gross margin.

Adjusted EBITDA

Adjusted EBITDA represents our net loss before net interest and other (expense) income, taxes, and depreciation and amortization, and adjusted to eliminate the impact of stock-based compensation expense, which is a non-cash item.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of exclusion of the impact of stock-based compensation, excludes an item that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is a non-GAAP financial measure.  Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP.  Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and (e) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results.  The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)
Net loss	$(4,780)	$(273)	$(13,907)	$(5,432)
Adjustments:
Depreciation and amortization expense	1,480	1,493	2,958	2,995
Stock-based compensation expense	691	762	1,491	1,501
Interest and other expense (income), net	37	(108)	151	(57)
Income tax expense	70	153	140	223
Total net adjustments	2,278	2,300	4,740	4,662
Adjusted EBITDA	$(2,502)	$2,027	$(9,167)	$(770)

Components of Operating Results

We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue

We generate revenue primarily by delivering in-stream video advertisements for brand advertisers and agencies through the Tremor Video Network.  In 2012, we also began selling licenses to advertisers to use VHA.

We generally price delivery of our video ads on a CPM, CPE or CPVC basis.  We recognize revenue for video ad delivery through the Tremor Video Network upon the delivery of impressions served for CPM-priced ad campaigns, engagement by the consumer with a video ad for CPE-priced ad campaigns and the completion of a video ad for CPVC-priced ad campaigns.  The prices we charge our clients also vary depending upon the ad format chosen and the device type through which the campaign runs, but are generally consistent across computers, smartphones and tablets.  We offer our Tremor Video Network solution to advertisers by entering into insertion orders with ad agencies on behalf of advertisers.  These insertion orders are generally cancellable upon short notice and without penalty consistent with standard terms and conditions for the purchase of internet advertising for media buys one year or less published by the Interactive Advertising Bureau.

We recently began generating revenue from licenses of VHA to advertisers and agencies.  We provide basic VHA access to advertisers with respect to their video ad campaigns running through the Tremor Video Network and charge a license fee for advanced analytics.  We also license VHA for a fee to advertisers and agencies for video advertising campaigns running outside the Tremor Video Network.  The license fee varies depending upon the level of access to our video advertising analytics and the volume of impressions being analyzed through VHA.  We recognize revenue with respect to this solution on a CPM basis based upon the number of impressions being analyzed in a given month.  In limited cases, we charge a minimum monthly fee.  Typically, our license terms are for one year periods.  In 2012 and for the first six months of 2013, we also generated licensing revenue from our publisher focused solutions, including certain assets acquired from Tube Mogul, Inc., or TubeMogul, in January 2012.

Cost of Revenue

Our cost of revenue primarily represents the video advertising inventory costs under our publisher contracts, research costs, third party hosting fees, and third party serving fees incurred to deliver the video ads run through the Tremor Video Network.  Cost of revenue also includes costs from our licenses from third party data providers utilized in our VHA solution.  Substantially all of our cost of revenue is attributable to video advertising inventory costs under our publisher contracts.  We recognize cost of revenue on a publisher-by-publisher basis at the same time as we recognize the associated advertising revenue.  Substantially all of our exclusive publisher contracts contain minimum percentage fill rates on qualified video ad requests, which effectively means that we must purchase this inventory from our exclusive publishers even if we lack a video advertising campaign to deliver.  We recognize the difference between our contractually required fill rate and the number of video ads actually delivered by us on the publisher’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Historically, the impact of the difference between the contractually required fill rate and the number of ads delivered has not been material.  Costs owed to publishers but not yet paid are recorded in our consolidated balance sheets as accounts payable and accrued expenses.

Operating Expenses

Operating expenses consist of technology and development, sales and marketing, general and administrative and depreciation and amortization expenses.  Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of these expense categories other than depreciation and amortization expenses.  We grew from 249 employees at March 31, 2013 to 263 employees at June 30, 2013, and we expect to continue to hire new employees in order to support our anticipated revenue growth.  We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function.

Technology and Development Expense.  Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for development, network operations and engineering personnel.  Additional expenses in this category include costs related to the development, quality assurance and testing of new technology and maintenance and enhancement of existing technology and infrastructure as well as consulting, travel and other related overhead.  We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support.  Due to the rapid development and changes in our business, we have expensed technology and development expenses in the same year that the costs are incurred.  The number of employees in technology and development functions grew from 68 employees at March 31, 2013 to 72 employees at June 30, 2013.  We intend to continue to invest in our technology and development efforts by hiring additional personnel and by using outside consulting firms for various initiatives.  We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

Sales and Marketing Expense.  Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing and creative employees and our advertiser focused, publisher focused and licensing solution focused sales and sales support employees.  Additional expenses in this category include marketing programs, consulting, travel and other related overhead.  The number of employees in sales and marketing functions grew from 154 employees at March 31, 2013 to 162 employees at June 30, 2013.  We expect our sales and marketing expense to increase in the foreseeable future as we continue to grow the Tremor Video Network, further increase the number of our licensing solution focused sales and marketing professionals and expand our marketing activities.

General and Administrative Expense.  General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees.  Included in general and administrative expenses are consulting and professional fees, including legal, accounting and investor relations fees, insurance, costs associated with compliance with the Sarbanes-Oxley Act and other public company corporate expenses, travel and other related overhead.  The number of employees in general and administrative functions grew from 27 employees at March 31, 2013 to 29 employees at June 30, 2013.  We expect our general and administrative expenses to increase in absolute dollars as a result of becoming and operating as a public company and the continuing growth of our business.

Depreciation and Amortization Expense.  Depreciation and amortization expense primarily consists of our depreciation expense related to investments in property, equipment and software as well as the amortization of intangible assets originating from our acquisitions of ScanScout, Inc., or ScanScout, in December 2010 and Transpera, Inc. in February 2011 and certain intangible assets from TubeMogul in January 2012.  These acquired intangible assets include technology, customer relationships, trademarks and trade names and non-competition agreements.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net consist primarily of interest income, interest expense, foreign exchange transaction gains and losses, and mark-to-market income (expense).  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense consists primarily of the interest incurred on outstanding borrowings under our credit facility.

Results of Operations

Three and Six Months Ended June 30, 2012 and 2013

The following table is a summary of our consolidated statement of operations data for each of the periods indicated.  The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2013		2012		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(dollars in thousands)
Consolidated Statement of Operations Data:
Revenue	$25,206	100.0%	$35,465	100.0%	$42,478	100.0%	$60,230	100.0%
Cost of revenue	14,980	59.4	18,971	53.5	26,749	63.0	32,812	54.5
Gross profit	10,226	40.6	16,494	46.5	15,729	37.0	27,418	45.5
Operating expenses:
Technology and development	1,996	7.9	2,818	8.0	3,647	8.6	5,515	9.1
Sales and marketing	8,688	34.5	9,943	28.0	17,210	40.5	18,786	31.2
General and administrative	2,735	10.8	2,468	7.0	5,530	13.0	5,388	8.9
Depreciation and amortization	1,480	5.9	1,493	4.2	2,958	7.0	2,995	5.0
Total operating expenses	14,899	59.1	16,722	47.2	29,345	69.1	32,684	54.2

Loss from operations	(4,673)	(18.5)	(228)	(0.7)	(13,616)	(32.1)	(5,266)	(8.7)
Interest and other (expense) income, net	(37)	(0.1)	108	0.3	(151)	(0.3)	57	0.1

Loss before income taxes	(4,710)	(18.6)	(120)	(0.4)	(13,767)	(32.4)	(5,209)	(8.6)
Income tax expense	(70)	(0.4)	(153)	(0.4)	(140)	(0.3)	(223)	(0.4)
Net loss	$(4,780)	(19.0)%	$(273)	(0.8)%	$(13,907)	(32.7)%	$(5,432)	(9.0)%

Other Financial Data:

In-stream advertising revenue (1)	$23,649	93.8%	$34,418	97.0%	$39,394	92.7%	$58,413	97.0%
Adjusted EBITDA	$(2,502)	N/A	$2,027	N/A	$(9,167)	N/A	$(770)	N/A

(1) In-stream advertising revenue is revenue we generate solely from the sale of in-stream video ads.

	Three Months Ended June 30,		Change Increase/(Decrease)		Six Months Ended June 30,		Change Increase/(Decrease)
	2012	2013	Amount	Percentage	2012	2013	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
Revenue	$25,206	$35,465	$10,259	40.7%	$42,478	$60,230	$17,752	41.8%

Revenue

The increase in revenue from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 was primarily attributable to a $10.8 million increase in our in-stream video advertising revenue, representing 45.8% growth period-over-period, which included an increased mix of our performance-based ad products compared to our CPM-priced ad products, and a $0.4 million increase in revenue from licensing solutions. The increase in revenue was partially offset by a $0.9 million reduction in in-banner video advertising revenue to $0.2 million due to our decision in 2011 to focus on the sale of in-stream video advertising and de-emphasize in-banner advertising.

The increase in revenue from the six months ended June 30, 2012 compared to the six months ended June 30, 2013 was primarily attributable to a $19.0 million increase in our in-stream video advertising revenue, representing 48.2% growth period-over-period, which included an increased mix of our performance-based ad products compared to our CPM-priced ad products and a $0.9 million increase in revenue from our licensing solutions.  The increase in revenue was partially offset by a $2.1 million reduction in in-banner video advertising revenue to $0.3 million due to our decision in 2011 to focus on the sale of in-stream video advertising and de-emphasize in-banner advertising.

	Three Months June 30,		Change Increase/(Decrease)		Six Months Ended June 30,		Change Increase/(Decrease)
	2012	2013	Amount	Percentage	2012	2013	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$14,980	$18,971	$3,991	26.6%	$26,749	$32,812	$6,063	22.7%
Gross profit	10,226	16,494	6,268	61.3%	15,729	27,418	11,689	74.3%
Gross margin	40.6%	46.5%			37.0%	45.5%

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 was driven primarily by $3.4 million of increased video advertising inventory costs, resulting from our revenue increase, and a $0.6 million increase in data, ad serving, hosting and research costs.  The increase in our gross profit from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 was driven by a 40.7% increase in revenue partially offset by a 26.6% increase in our cost of revenue.

The increase in cost of revenue from the six months ended June 30, 2012 compared to the six months ended June 30, 2013 was driven primarily by $5.0 million of increased video advertising inventory costs, resulting from our revenue increase, and a $1.1 million increase in data, ad serving, hosting and research costs.  The increase in our gross profit from the six months ended June 30, 2012 compared to the six months ended June 30, 2013 was driven by a 41.8% increase in revenue partially offset by a 22.7% increase in our cost of revenue.

Historically, our performance-priced ad campaigns have offered higher gross margins than our traditional CPM priced campaigns.  The 5.9 percentage point and 8.5 percentage point improvements in our gross margin from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 and from the six months ended June 30, 2012 compared to the six months ended June 30, 2013, respectively, was primarily attributable to the relative mix of our performance-priced ad campaigns compared to our CPM-priced ad campaigns as well as greater operational efficiency.

	Three Months June 30,		Change Increase/(Decrease)		Six Months Ended June 30,		Change Increase/(Decrease)
	2012	2013	Amount	Percentage	2012	2013	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
Technology and development	$1,996	$2,818	$822	41.2%	$3,647	$5,515	$1,868	51.2%
% of Total revenue	7.9%	8.0%			8.6%	9.1%

Technology and Development

The increase in technology and development expense from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 was primarily attributable to a $0.6 million increase in salaries, incentive compensation, stock-based compensation costs and other personnel-related costs associated with the increase in headcount and a $0.2 million increase in consulting expense, professional fees and overhead costs.

The increase in technology and development expense from the six months ended June 30, 2012 compared to the six months ended June 30, 2013 was primarily attributable to a $1.3 million increase in salaries, incentive compensation, stock-based compensation costs and other personnel-related costs associated with the increase in headcount and a $0.6 million increase in consulting expense, recruiting fees, professional fees, travel and entertainment and overhead costs.

	Three Months Ended June 30,		Change Increase/(Decrease)		Six Months Ended June 30,		Change Increase/(Decrease)
	2012	2013	Amount	Percentage	2012	2013	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$8,688	$9,943	$1,255	14.4%	$17,210	$18,786	$1,576	9.2%
% of Total revenue	34.5%	28.0%			40.5%	31.2%

Sales and Marketing

The increase in sales and marketing expense from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 was primarily attributable to a $0.8 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs and a $0.7 million increase in travel and entertainment and overhead costs as we increased the number of sales and marketing personnel to support our expanding advertiser base offset by a $0.2 million decrease in marketing costs and consulting costs.

The increase in sales and marketing expense from the six months ended June 30, 2012 compared to the six months ended June 30, 2013 was primarily attributable to a $1.3 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs and a $1.4 million increase in travel and entertainment and overhead costs as we increased the number of sales and marketing personnel to support our expanding advertiser base offset by a $1.1 million decrease in marketing costs and consulting fees.

	Three Months Ended June 30,		Change Increase/(Decrease)		Six Months Ended June 30,		Change Increase/(Decrease)
	2012	2013	Amount	Percentage	2012	2013	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
General and administrative	$2,735	$2,468	$(267)	(9.8)%	$5,530	$5,388	$(142)	(2.6)%
% of Total revenue	10.8%	7.0%			13.0%	8.9%

General and Administrative

The decrease in general and administrative expense from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 was primarily attributable to a $0.4 million decrease in legal, consulting, and recruiting expense and a $0.4 million decrease in travel and entertainment and overhead costs.  The decrease was partially offset by a $0.5 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs.

The decrease in general and administrative expense from the six months ended June 30, 2012 compared to the six months ended June 30, 2013 was primarily attributable to a $0.7 million decrease in legal, consulting, and recruiting expense and $0.7 million decrease in travel and entertainment and overhead costs.  The decrease was partially offset by a $0.9 million increase in salaries, incentive compensation, stock-based compensation costs and other personnel-related costs and an increase of a $0.4 million in other taxes.

	Three Months Ended June 30,		Change Increase/(Decrease)		Six Months Ended June 30,		Change Increase/(Decrease)
	2012	2013	Amount	Percentage	2012	2013	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
Depreciation and amortization	$1,480	$1,493	$13	0.9%	$2,958	$2,995	$37	1.3%
% of Total revenue	5.9%	4.2%			7.0%	5.0%

Depreciation and Amortization

The increase in depreciation and amortization expense from the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2013, was primarily attributable to the increase in amortization due to our acquisition of certain intangible assets from TubeMogul, which we completed in January 2012.

	Three Months Ended June 30,		Change Increase/(Decrease)		Six Months Ended June 30,		Change Increase/(Decrease)
	2012	2013	Amount	Percentage	2012	2013	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
Interest and other (expense) income, net	$(37)	$108	$145	N/A	$(151)	$57	$208	N/A
% of Total revenue	(0.1)%	0.3%			(0.3)%	0.1%

Interest and Other (Expense) Income, Net

The increase in interest and other (expense) income, net from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 was primarily attributable to a $0.1 million reduction in mark-to-market expense related to our preferred stock warrant liability.

The increase in interest and other (expense) income, net from the six months ended June 30, 2012 compared to the six months ended June 30, 2013 was primarily attributable to a $0.2 million reduction in mark-to-market expense related to our preferred stock warrant liability.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net of allowances and working capital for the periods indicated:

	As of June 30,
	2012	2013
	(dollars in thousands)
Cash and cash equivalents	$32,533	$32,144
Accounts receivable, net of allowances	36,011	39,213
Working capital	39,892	38,013

On July 2, 2013, we issued and sold 7,500,000 shares of common stock in our IPO. The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $5.3 million and offering expenses totaling approximately $2.9 million, were approximately $66.8 million.

Our cash and cash equivalents at June 30, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

To date, we have funded our operations principally through private placements of our capital stock, bank borrowings and our IPO, which closed on July 2, 2013.

We are party to a loan and security agreement with Silicon Valley Bank, which we refer to as our credit facility. Pursuant to the credit facility, we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable. Any outstanding principal amount must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate plus 0.5% and is payable monthly. We are charged a fee of 0.2% of any unused borrowing capacity. This fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10.0 million. The credit facility matures in December 2014. As of June 30, 2013, we had $6.0 million aggregate principal amount of revolver borrowings outstanding which accrued interest at 3.75%, which was paid in its entirety, including accrued, but unpaid interest expense, on July 30, 2013.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  We were in compliance with all covenants as of June 30, 2013.

Operating and Capital Expenditure Requirements

We believe our existing cash balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months.  If our available cash balances and available borrowings under our credit facility are insufficient to satisfy our liquidity requirements, we will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all.  If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected.  We may seek to raise additional funds through equity, equity-linked or debt financings.  If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations.  Any additional equity financing may be dilutive to our stockholders.

Components of Liquidity and Capital Resources

The following table summarizes our historical cash flows for the periods indicated:

	Six Months Ended June 30,
	2012	2013
	(dollars in thousands)
Cash (used in) provided by:
Operating activities	$(1,647)	$371
Investing activities	6,525	(783)
Financing activities	144	173

Operating Activities

Cash (used in) provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the number of clients using our solutions.  Cash (used in) provided by operating activities has typically been generated from net losses and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation.

For the six months ended June 30, 2013, our net cash provided by operating activities was $0.4 million and consisted of a net loss of $5.4 million, more than offset by $4.3 million in adjustments for non-cash items and $1.5 million of cash provided by working capital.  Net loss was primarily driven by expansion of our operations and by our investment in technology and development personnel to facilitate our growth.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $3.0 million and non-cash stock compensation expense of $1.5 million.  This was partially offset by a decrease in mark-to-market expense of $0.2 million.  The increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $6.0 million increase in accounts payable and a $0.1 million increase in deferred rent and security deposits payable.  This was partially offset by a $3.2 million increase in accounts receivable and a $1.4 million increase in prepaid expenses and other current assets and other long-term assets, primarily the result of additional deposit requirements for new office space and future advertising and marketing events and professional development events as well as costs associated with our IPO.

For the six months ended June 30, 2012, our net cash used in operating activities was $1.6 million and consisted of a net loss of $13.9 million, partially offset by $4.5 million in adjustments for non-cash items and $7.8 million of cash provided by working capital.  Net loss was primarily driven by expansion of our operations and by our investment in technology and development personnel to facilitate our growth.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $3.0 million and non-cash stock compensation expense of $1.5 million.  The increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $6.1 million decrease in accounts receivable, as well as a $1.8 million increase in accounts payable and accrued expenses and accrued cost of revenue, driven primarily by a decrease in inventory costs under our publisher contracts, offset by an increase in accrued payroll and payroll related expenses resulting from an increase in the number of our employees.  This increase in operating cash flow was partially offset by a $0.1 million decrease in prepaid expenses and other current assets and other long-term assets.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment, as well as business acquisitions.

For the six months ended June 30, 2013, our net cash used in investing activities was $0.8 million and consisted of $1.4 million used in the purchase of property and equipment, partially offset by a $0.6 million decrease in restricted cash.

For the six months ended June 30, 2012, our net cash provided by investing activities was $6.5 million and consisted of $8.6 million in maturities of short-term investments, partially offset by $1.6 million paid as part of the acquisition of the InPlay assets from Tube Mogul and $0.5 million used in the purchase of property and equipment.

Financing Activities

Prior to our IPO, our financing activities have consisted primarily of the issuance of preferred stock, proceeds from the exercise of stock options, and borrowings and repayments under our credit facility.

For the six months ended June 30, 2013, our net cash provided by financing activities was $0.2 received upon the exercise of stock options.  On July 2, 2013, we received $66.8 million of net proceeds upon the closing of our IPO.

For the six months ended June 30, 2012, our net cash provided by financing activities was $0.1 received upon the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our unaudited interim consolidated financial statements in accordance with GAAP.  The preparation of unaudited interim consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ significantly from the estimates made by our management.  To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.  We believe the estimates, assumptions and judgments involved in revenue recognition and deferred revenue, stock-based compensation, and accounting for income taxes have the greatest potential impact on our consolidated financial statements, and consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus dated June 26, 2013, filed with the SEC on June 27, 2013 pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily related to changes in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into hedging arrangements to manage the risks described below.

Interest Rate Risk

We maintain a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash equivalents.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% decline in interest rates occurring January 1, 2013 and sustained through the period ended December 31, 2013, would not be material.  We do not enter into investments for trading or speculative purposes.

We are exposed to market risks related to fluctuations in interest rates related to our $25.0 million revolving credit facility.  As of June 30, 2013, we had incurred borrowings with an aggregate principal amount of $6.0 million.  Interest on our credit facility is tied to the lender’s prime rate and fluctuates periodically.  As a result, the interest rates on our outstanding debt obligations may fluctuate from time to time.  A sensitivity analysis was performed on the outstanding portion of our debt obligations as of June 30, 2013.  Based on the aggregate principal amount of the revolver borrowings as of June 30, 2013 and the then prevailing interest rate, should the interest rate on our credit facility increase by 10.0% beginning July 1, 2013 and sustained through the period ended December 31, 2013, the increase in our interest expense would not be material.

Foreign Currency Exchange Risk

Due to our international operations, we are exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars.  Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in the United Kingdom and Singapore.  The effect of a 10.0% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented.  Substantially all of our advertiser contracts are currently denominated in U.S. dollars.  Therefore, we have minimal foreign currency exchange risk with respect to our revenue.  These exposures may change over time as our business practices evolve and if our exposure increases, adverse movements in foreign currency exchanges rates could have a material adverse impact on our financial results.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.  We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.  If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases.  Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level.  However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy litigation matters, including class action lawsuits.  Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material effect on our business.

Item 1A. Risk Factors.

The following is a summary description of some of the material risks and uncertainties that may affect our business, including our future financial and operational results.  In addition to the other information in this Quarterly Report on Form 10-Q, the following statements should be carefully considered in evaluating us.

Risks Relating to Our Business and Industry

Because our business model is continuing to develop, our past operating results may not be indicative of future performance, and our future operating results may fluctuate materially and may increase your investment risk.

We were formed in November 2005 and have a limited operating history.  In 2011, we made the strategic decision to focus our media business on in-stream video advertising and to move away from in-banner video advertising, and on July 30, 2013 we announced that we would no longer sell in-banner video advertising and will focus solely on in-stream video advertising.  These strategies may not prove to be a successful.  As a result of our focus on delivering in-stream video advertising, we have experienced a significant reduction in our in-banner revenue.  Substantially all of our revenue in 2012 was generated by the sales of in-stream video ads through the Tremor Video Network.  Additionally, in 2012, we began licensing our VHA solution to brand advertisers and their agencies.  Although we have experienced significant growth in revenue generation in recent periods, our relatively short operating history and developing business model make it difficult to assess our future prospects.  The success of our business faces a number of challenges, including:

•                  continuing to innovate and improve the technologies that enable us to provide our solutions;

•                  expanding our existing relationships, and developing new relationships with, brand advertisers and premium publishers;

•                  increasing the level of spending by our brand advertisers;

•                  the growth, evolution and rate of adoption of industry standards;

•                  offering competitive pricing to brand advertisers;

•                  offering competitive rates to premium publishers;

•                  delivering online video advertising campaign performance results that are superior to those that brand advertisers receive through the use of competing providers or technologies;

•                  competing effectively against traditional and online media companies to increase our share of brand advertising spend;

•                  ensuring that our clients’ video ads are shown in brand-safe environments;

•                  maintaining and increasing the value of our brand and goodwill with brand advertisers and premium publishers;

•                  effectively controlling our costs as we grow our business;

•                  responding to evolving government regulations relating to the internet, telecommunications, privacy, marketing and advertising aspects of our business;

•                  developing market acceptance for our VHA solution; and

•                  identifying, attracting, retaining and motivating qualified personnel.

Our ability to meet these challenges will help determine whether we can successfully leverage our business model to achieve profitability and growth in the future.  We cannot assure our ability to achieve this goal, to generate consistent and improving operating results, or even to maintain the same level of success that we have had to date.  If we fail to meet these challenges, our operating results may fluctuate materially and may increase your investment risk.

We have incurred significant net losses since inception, and we expect our operating expenses to increase significantly in the foreseeable future.  Accordingly, we may never achieve or sustain profitability.

We have incurred losses since we were formed and expect to incur losses in the future.  We incurred net losses of $21.0 million, $16.6 million, $0.3 million and $5.4 million in 2011, 2012 and the three and six months ended June 30, 2013, respectively, and we had an accumulated deficit of $87.0 million as of June 30, 2013.  We do not know if we will be able to achieve profitability or maintain profitability on a continued basis.  Although our revenue has increased substantially in recent periods, we may not be able to maintain this rate of revenue growth.  We anticipate that our operating expenses will continue to increase as we scale our business and expand our operations.  In particular, we plan to continue to invest in our technology and development efforts and sales and marketing efforts and further increase the number of our licensing solution focused sales and marketing professionals.  We also expect our general and administrative expenses to increase in absolute dollars as a result of our becoming and operating as a public company.  Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control.  We may never be able to generate sufficient revenue to achieve or sustain profitability.

Unfavorable conditions in the global economy or the vertical markets we serve could limit our ability to grow our business and negatively affect our operating results.

General worldwide economic conditions have experienced significant instability in recent years.  These conditions make it extremely difficult for brand advertisers and us to accurately forecast and plan future business activities, and could cause our brand advertisers to reduce or delay their advertising spending.  Historically, economic downturns have resulted in overall reductions in advertising spending.  For example, our operating results for the second and third quarters of 2011 were adversely affected by a reduction in video advertising spending because of uncertainty and volatility caused by the U.S. budget and European financial crises.  Additionally, our operating results for the first quarter of 2012 were adversely affected by the challenging global economic outlook.  If macroeconomic conditions deteriorate, advertisers may curtail or freeze spending on advertising in general and for solutions such as ours specifically.  Furthermore, we generally sell through insertion orders with ad agencies.  These insertion orders generally do not include long-term obligations and are cancelable upon short notice and without penalty in accordance with standard terms and conditions for the purchase of internet advertising published by the Interactive Advertising Bureau.  Any reduction in advertising spending could limit our ability to grow our business and negatively affect our operating results.

In addition, our business may be materially and adversely affected by weak economic conditions in the specific vertical markets that we serve.  In 2012, we derived the majority of our revenue from advertisers in the consumer packaged goods, entertainment and automotive industries.

We cannot predict the timing, strength or duration of any economic slowdown or recovery.  In addition, even if the overall economy improves, we cannot assure you that the market for online video advertising solutions will experience growth or that we will experience growth.

If we fail to adapt and respond effectively to rapidly changing technology and client needs, our solutions may become less competitive or obsolete.

Our future success will depend on our ability to adapt and innovate.  To attract new brand advertisers and increase spend by existing brand advertisers, we will need to expand and enhance our solutions to meet client needs, add functionality and address technological advancements.  If we fail to develop new solutions that address brand advertiser needs, or enhance and improve our solutions in a timely manner or conform to industry standards, we may not be able to achieve or maintain adequate market acceptance of our solutions, and our solutions may become less competitive or obsolete.

Our ability to grow is also subject to the risk of future disruptive technologies.  If new technologies emerge that are able to deliver video advertising solutions at lower prices or more efficiently or effectively than our solutions, such technologies could adversely impact our ability to compete.  For example, if we fail to achieve success with a programmatic media buying solution or if our mobile solution, which we launched in the first quarter of 2011, is not considered effective, our business and growth prospects could be harmed.

The market in which we participate is intensely competitive and fragmented, and we may not be able to compete successfully with our current or future competitors.

The online video advertising market is highly competitive.  We compete with large online video publishers such as Hulu, LLC and YouTube, LLC, which is owned by Google Inc., as well as advertising networks and exchanges, such as BrightRoll, Inc. and YuMe, Inc.  Our VHA solution competes with ad tech infrastructure companies, such as Adap.tv, Inc. and Videology, Inc.  They, or other companies that offer competing advertising solutions, may establish or strengthen cooperative relationships with brand advertisers, ad agencies, agency holding companies or publishers, thereby limiting our ability to promote our solutions and generate revenue.  Competitive pressures could require us to reduce the prices we charge advertisers or increase the prices we pay to publishers.  For example, the online video advertising industry has recently experienced and may continue to experience price erosion due to the influx of online video ad inventory as well as the automation of ad buying.

In the traditional media space, our primary competitors for middle of the funnel advertising spend are mainly cable TV broadcasters, radio broadcasters and print media publishers.  Across the digital media landscape, we compete for advertising spend with large entities such as Facebook, Inc., Microsoft Corporation and Yahoo! Inc. as well as Adobe Systems Incorporated and Google Inc. that offer video advertising services as part of a larger solution for digital media buying.  Many of these competitors and potential competitors have significant client relationships, much larger financial resources and longer operating histories than we have and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online video advertising industry as a whole.

Our business may suffer to the extent that our advertisers and publishers purchase and sell online video advertising directly from each other or through other companies that are able to become intermediaries between advertisers and publishers.  New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services, such as analytics, programmatic media buying and exchanges, aimed at capturing advertising spend.  If the market shifts towards such new technologies and we are unable to either provide such solutions in a compelling manner or otherwise compete with such shift in ad spending, we may incur increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

We believe we compete for brand advertiser spend primarily on the basis of proven technology and optimization capabilities, pricing, quality and scale of online video inventory, depth and breadth of relationships with brand advertisers and premium publishers, multi-channel capabilities, brand-centric measurement, ability to ensure brand safety and transparency into ad performance and placement.  Our competitors or potential competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our solutions.  As market dynamics change, or as new and existing competitors introduce more competitive pricing or new or disruptive technologies, we may be unable to maintain our brand advertisers’ existing spend with us, renew our agreements with existing exclusive premium publishers, or attract new advertisers or publishers at the same price or based on the same pricing model as previously used.  As a result, we may be required to change our pricing model and incur additional expenses in response to competitive pressures, which could harm our revenue, profitability and operating results.  For all of these reasons, we may not be able to compete successfully against our current and future competitors.

We operate in a new and rapidly evolving industry.  If the online video advertising industry does not develop or develops more slowly than we expect, our operating results and growth prospects could be harmed.

Online video advertising is an emerging industry, and future demand and market acceptance for online video advertising is uncertain.  Many brand advertisers have limited experience with online brand advertising, generally, and online video advertising specifically, and may continue to devote more significant portions of their advertising budgets to traditional, offline-based advertising, such as television and print, and may not devote significant portions of their advertising budgets to online video advertising.  Additionally, we compete for online advertising spend with other products and technologies such as search, display and in-banner video as well as advertising networks and exchanges.

We believe that the continued growth and acceptance of online video ad spending by brand advertisers generally will depend on the perceived effectiveness and the acceptance of our solutions, which are still emerging and evolving, and the continued growth in commercial use of online media, as well as other factors.  Additionally, brand advertisers may find online video advertising to be less effective than traditional offline channels, such as television, newspapers, radio and billboards, or other online methods for promoting their products and services, and they may reduce their spending on online video advertising from current levels as a result.  Accordingly, if the market for online video advertising deteriorates, or develops more slowly than we expect, our operating results and growth prospects could be harmed.

We generate substantially all of our revenue from the Tremor Video Network.

We generate substantially all of our revenue from the Tremor Video Network.  Due to the concentration in our revenue, we are potentially subject to greater risks than more diversified companies.  While we began licensing VHA in 2012, there can be no assurance that a market will develop for this solution or that licensing revenue will increase.  Additionally, we may develop other solutions from time to time, such as a publisher-focused solution and a programmatic buying solution, but there can be no assurance that we will successfully develop these solutions or that a market will develop for them.  As a result, we expect to be substantially dependent upon revenue generated from the Tremor Video Network for the foreseeable future.  Due to our limited historical experience, we may not be able to accurately predict future usage trends.

We may be unable to retain key advertisers, attract new advertisers or replace departing advertisers with advertisers that can provide comparable revenue to us.

Our success requires us to maintain and expand our relationships with our existing brand advertisers, including the ad agencies that represent them, and to develop new relationships with other brand advertisers and ad agencies.  Generally, we sell through insertion orders with ad agencies.  These insertion orders generally do not include long-term obligations requiring them to purchase from us and are cancelable upon short notice and without penalty in accordance with standard terms and conditions for the purchase of internet advertising published by the Interactive Advertising Bureau.  As a result, we have limited visibility as to our future advertising revenue streams from our advertisers.

Our advertisers’ usage may decline or fluctuate as a result of a number of factors, including, but not limited to:

•                  the performance of their video ad campaigns and their perception of the efficacy and efficiency of their advertising spend through the Tremor Video Network;

•                  changes in the economic prospects of advertisers or the economy generally, which could alter current or prospective advertisers’ spending priorities;

•                  our access to premium inventory;

•                  our ability to deliver video ad campaigns in full, i.e., our ability to serve each requested impression;

•                  their satisfaction with our solutions and our client support;

•                  the ability of our optimization algorithms underlying our solutions to deliver better rates of return on video ad spend dollars than competing solutions;

•                  seasonal patterns in advertisers’ spending, which tend to be discretionary;

•                  the pricing of our or competing solutions; and

•                  reductions in spending levels or changes in brand advertisers’ strategies regarding video advertising spending.

If a major advertiser decides to materially reduce its advertising spend through the Tremor Video Network, it could do so on short or no notice.  We cannot assure that our advertisers will continue to use the Tremor Video Network or that we will be able to replace in a timely or effective manner departing advertisers with new advertisers from whom we generate comparable revenue.

If an advertiser fails to pay for ad requests that we have fulfilled, we would still be required to pay the publisher for its ad inventory.

We purchase video ad inventory from our publishers to connect our advertiser clients with engaged audiences through the Tremor Video Network.  If advertisers fail to pay for ad requests we have filled, we would still be required to pay the publisher for its ad inventory.  Any significant failure by advertisers to pay us could adversely affect our operating results.

We are highly dependent on advertising agencies and their holding companies as intermediaries, and this may adversely affect our ability to attract and retain business.

Our business focuses on brand advertisers that rely upon advertising agencies in planning and purchasing advertising.  Although we maintain relationships with the owners of brands, we do not contract with them directly.  Instead, we sell to advertising agencies that utilize our solutions on behalf of their clients.  Each advertising agency allocates advertising spend from brand advertisers across numerous channels.  We do not have exclusive relationships with advertising agencies and we depend on agencies to work with us as they embark on marketing campaigns for brands.

If we fail to maintain satisfactory relationships with an advertising agency, we risk losing business from the brand advertisers represented by that agency.  If the advertising agency is owned by a holding company, this risk is magnified because we also risk losing business from the other agencies owned by such holding company and the brand advertisers those agencies represent.  Consolidation among agency holding companies could increase this risk.  Because advertising agencies act as intermediaries for multiple brand advertisers, our client base is more concentrated than might be reflected by the number of brand advertisers that run campaigns through the Tremor Video Network.

Further, our revenue could be adversely impacted by industry changes relating to the use of advertising agencies.  For example, if brand advertisers seek to bring their marketing campaigns in-house rather than using an advertising agency, we would need to enter agreements with the brand advertisers directly, which we might not be able to do and which could increase our sales and marketing expense.  Moreover, as a result of dealing primarily with advertising agencies, advertisers may attribute the value we provide to the advertising agency rather than to us, further limiting our ability to develop long term relationships directly with brand advertisers.  Brand advertisers may move from one advertising agency to another, and, accordingly, even if we have a positive relationship with an advertising agency, we may lose the underlying business when an advertiser switches to a new agency.  The presence of advertising agencies as intermediaries between us and the advertisers thus creates a challenge to building our own brand awareness and affinity with the advertisers that are the ultimate source of our revenue.

In addition, advertising agencies that are our clients also offer or may offer some of the components of our solutions, including selling ad inventory through their own trading desks.  As such, these advertising agencies are, or may become, our competitors.  If they further develop their capabilities, they may be more likely to offer their own solutions to advertisers, and our ability to compete effectively could be compromised.

If brand advertisers do not perceive meaningful benefits from performance-based advertising solutions, then our revenue and gross margins may be adversely affected.

The Tremor Video Network enables brand advertisers to only pay for advertising that “performed,” i.e., on a cost per engagement, or CPE, basis, or cost per video completion, or CPVC, basis.  The market for performance-based advertising solutions is evolving and has not yet been widely adopted by brand advertisers.  A significant and growing portion of our revenue is generated from ad campaigns that are priced on a performance basis.  Under performance-based pricing models, advertisers only pay us if the applicable engagement metrics are satisfied.  For example, under our CPE pricing model, we bill the advertiser only for instances in which the viewer actively engages with the video ad, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds.  We believe performance-based pricing generally provides greater margins than CPM priced campaigns, because we are often able to serve our advertisers’ engagement goals with a lower number of purchased impressions.  Historically, a larger portion of brand advertisers’ online advertising budgets have been based on the number of impressions served, such as cost per thousand impressions, or CPM, without regard to performance, and such advertisers may be reluctant or slow to adopt performance-based pricing solutions.  We are subject to the risk that we may purchase ad inventory that we are unable to monetize if the purchased inventory does not perform for our advertisers.  If brand advertisers do not perceive meaningful benefits from our performance-based advertising solutions, our revenue and gross margins may be adversely affected.

If we fail to maintain or increase our access to premium advertising inventory, our operating results may be harmed.

Our success requires us to maintain and expand our access to premium video advertising inventory.  We do not own or control the video ad inventory upon which our business depends.  We purchase this ad inventory from our publishers generally either in exclusive one year agreements or by spot purchases.  These publishers are generally not required to provide us with a specified level of inventory, and we cannot assure you that our exclusive publishers will renew their agreements with us or continue to make their ad inventory available to us.  In addition, we review our publishers and have removed, and may in the future remove, publishers from our network based on the quality of the inventory, viewer experience and our confidence in the integrity of their ad requests.  As a result, we may have limited visibility as to our future access to inventory from publishers.  If a publisher decides not to make video ad inventory available to us or if we decide to remove a publisher from our network, we may not be able to replace this ad inventory with comparable ad inventory quickly enough to fulfill our brand advertisers’ requests.

Publishers have a variety of channels in which to sell their video ad inventory, including direct sales forces and ad exchanges.  Under our exclusive arrangements, a publisher’s direct sales force may sell their own video ad inventory, and many of our exclusive publishers maintain significant direct sales forces.  Furthermore, the scope of exclusivity with respect to the third party monetization of video ad inventory varies with publishers, with some publishers imposing geographical, device, or inventory type limitations.  Any increase in a publisher’s direct sales efforts may negatively impact our access to that publisher’s inventory.  Additionally, if publishers sell their non-exclusive inventory through ad exchanges, or if our competitors offer higher prices for their ad inventory, our ability to obtain ad inventory on a cost-effective basis may be affected.

If we are unable to maintain or increase our access to premium video ad inventory, our operating results may be harmed.

We may not be able to adequately satisfy the supply from our exclusive publishers with demand from our advertisers.

Substantially all of our exclusive publisher agreements obligate us to fill a specified percentage of the video ad inventory that they make available to us, which we refer to as an ad request.  In some cases, there is no cap on our fill obligation.  If we are unable to deliver ad campaigns to this inventory, we will bear the loss on those unfilled ad requests.  This risk can be magnified during certain times of the year when we see increased ad requests from our exclusive publishers coupled with reduced purchase demand from our advertisers.

Additionally, in order to satisfy our required fill obligations, we may have to serve less optimized inventory to our advertisers.  This may negatively impact the performance of an ad campaign, which could particularly impact us with respect to our campaigns that are priced on a performance basis.  As a result, our margins may be negatively impacted even if we are able to fully satisfy the fill obligation.

Any significant failure to adequately match demand from our advertisers with supply from our publishers would harm our operating results.

If we fail to detect fraud or other actions that impact video ad campaign performance, we could lose the confidence of advertisers or agencies, which would cause our business to suffer.

Our business relies on effectively and efficiently delivering video ad campaigns for brand advertisers.  We have in the past, and may in the future, be subject to fraudulent and malicious activities.  An example of such activities would be the use of bots, non-human traffic delivered by machines that are designed to simulate human users and artificially inflate user traffic on websites.  These activities could overstate the performance of any given video ad campaign and could harm our reputation.  It may be difficult to detect fraudulent or malicious activity because we do not own content and rely in part on our publisher partners for controls with respect to such activity.  While we assess the campaign performance on our publishers’ websites, such assessments may not detect or prevent fraudulent or malicious activity.  Further, we may need to improve over time our processes for assessing the quality of publisher ad requests.  If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed.  High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund demands or withdrawal of future business.  If we fail to detect fraud or other actions that impact the performance of our video ad campaigns, we could lose the confidence of our advertisers or agencies, which could cause our business to suffer.

We only recently began licensing VHA and if a market for this solution fails to develop, our growth prospects could be adversely affected.

We only recently began licensing VHA to advertisers and their agencies and are developing a licensed solution for publishers.  Licensing these solutions is a key element of our growth strategy.  Demand for these solutions by advertisers, agencies or publishers may not develop or may develop more slowly than we expect.  Third parties from which we license certain data utilized by these solutions may terminate such licenses or be unwilling to renew such licenses on terms that are satisfactory to us.  Additionally, our ability to measure campaigns running through publishers that do not provide inventory to the Tremor Video Network depends on such publishers accepting our tags on their sites.  If a publisher does not accept our tags, VHA will not be able to track video ad campaign performance across these sites.  This inability could potentially diminish the value of VHA for non-Tremor Video Network video ad campaigns.  Additionally, our competitors may develop competitive solutions that gain greater market acceptance than our licensed solutions.  If the market for these solutions fails to develop, our growth prospects could be adversely affected.

Our sales efforts with advertisers, agencies and publishers require significant time and expense.

Attracting new brand advertisers, ad agencies and premium publishers requires significant time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships.  For example, certain brand advertisers may have no or limited experience with online video advertising or may be unfamiliar with our solutions.  In addition, brand advertisers’ purchasing decisions typically are made and coordinated by their advertising agencies and require input from multiple constituencies.  The process of selling our solutions to brand advertisers and ad agencies can therefore be time-consuming.  With respect to our publishers, we often seek to establish exclusive long-term relationships to ensure access to premium content for our brand advertisers.  As a result, we invest significant time in cultivating relationships with our publishers to ensure they understand the potential benefits of monetization of their inventory with us rather than with third-party media networks and exchanges.  The relationship building process can take many months and may not result in us winning an opportunity with any given advertiser, agency or publisher.

Our technology and online video brand advertising are relatively new and often require us to spend substantial time and effort educating potential advertisers and publishers about our solutions, including providing demonstrations and comparisons against other available services.  This process can be costly and time-consuming.  If we are not successful in streamlining our sales processes with advertisers and publishers, our ability to grow our business may be adversely affected.

We experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations.

Our operating results have historically fluctuated and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control.  Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance.  Given our relatively short operating history and the rapidly evolving online video advertising industry, our historical operating results may not be useful in predicting our future operating results.

Factors that may affect our quarterly operating results include the following:

•                  changes in the economic prospects of advertisers, the industries we primarily serve, or the economy generally, which could alter current or prospective advertisers’ spending priorities, or could increase the time it takes us to close sales with advertisers;

•                  the addition of new advertisers or the loss of existing advertisers;

•                  changes in demand for our solutions;

•                  changes in the amount, price and quality of available video advertising inventory from publishers;

•                  the timing and amount of sales and marketing expenses incurred to attract new advertisers and publishers;

•                  the cancellation or delay of campaigns by brand advertisers;

•                  changes in our pricing policies, the pricing policies of our competitors or the pricing of online video advertising generally;

•                  timing differences at the end of each quarter between our payments to publishers for advertising inventory and our collection of advertising revenue related to that inventory; and

•                  costs related to acquisitions of other businesses.

Our operating results may fall below the expectations of market analysts and investors in some future periods.  If this happens, even just temporarily, the market price of our common stock may fall.

Our revenue tends to be seasonal in nature.

Our revenue tends to be seasonal in nature, with the third and fourth quarters of each calendar year historically representing the largest percentage of our total revenue for the year and the first quarter of each calendar year historically representing the lowest percentage of our total revenue for the year.  Many of the brand advertisers in the verticals we serve spend significant portions of their advertising budgets during the third quarter, in connection with summer, back to school and entertainment events, and in the fourth quarter, in connection with the holiday season.  During the first quarter, brand advertisers generally devote less of their budgets to ad spending, and as a result, our exclusive publishers generally make a larger proportion of their ad inventory available to us.  This combination generally results in lower revenue and gross margins for us during the first quarter of each calendar year.  Our operating cash flows could also fluctuate materially from period to period as a result of these seasonal fluctuations.

We have made and may make additional acquisitions that could entail significant execution, integration and operational risks.

As part of our business strategy, we have in the past acquired, and may in the future acquire, companies, technologies and solutions that we believe complement our business.  Acquisitions involve numerous risks, any of which could harm our business, including:

•                  difficulties in integrating the technologies, solutions, operations, existing contracts and personnel of a target company;

•                  difficulties in supporting and transitioning clients, if any, of a target company;

•                  diversion of financial and management resources from existing operations or alternative acquisition opportunities;

•                  failure to realize the anticipated benefits or synergies of a transaction;

•                  failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology, or solution, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues;

•                  risks of entering new markets in which we have limited or no experience;

•                  potential loss of key employees, brand advertisers and publishers from either our current business or a target company’s business;

•                  inability to generate sufficient revenue to offset acquisition costs; and

•                  possible write-offs or impairment charges relating to acquired businesses.

In addition, we may incur indebtedness to complete an acquisition, which may impose operational limitations, or issue equity securities, which would dilute our stockholders’ ownership.  We may also unknowingly inherit liabilities from acquired businesses or assets that arise after the acquisition and are not adequately covered by indemnities.  Additionally, acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic political and regulatory risks associated with specific countries.  The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address the risks described above could materially harm our business and financial results.

We have limited international operations and any future international expansion may expose us to several risks, such as difficulty adapting our solutions for international markets.

We have limited experience in marketing, selling and supporting our solutions abroad.  During 2011 and 2012 and the six months ended June 30, 2013, more than 95% of our revenue was generated in the United States.  While we have offices outside of North America in Singapore and the United Kingdom, substantially all of our operations are located in the United States.

Any future international expansion of our business will involve a variety of risks, including:

•                  localization of our solutions, including translation into foreign languages and adaptation for local practices;

•                  unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•                  differing labor regulations where labor laws may be more advantageous to employees as compared to the United States;

•                  more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union;

•                  reluctance to allow personally identifiable data related to non-U.S. citizens to be stored in databases within the United States, due to concerns over the U.S. government’s right to access information in these databases or other concerns;

•                  changes in a specific country’s or region’s political or economic conditions;

•                  challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•                  risks resulting from changes in currency exchange rates;

•                  limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•                  different or lesser intellectual property protection; and

•                  exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions.

Operating internationally requires significant management attention and financial resources.  We cannot be certain that the investment and additional resources required in establishing and expanding our international operations will produce desired levels of revenue or profitability.  If we invest substantial time and resources to establish and expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

We have not engaged in currency hedging activities to limit risk of exchange rate fluctuations.  Changes in exchange rates affect our costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our stockholders’ equity.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

Our business and operations may consume resources faster than we anticipate.  In the future, we may need to raise additional funds to expand our marketing and sales and technology development efforts or to make acquisitions.  Additional financing may not be available on favorable terms, if at all.  If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our marketing and sales and technology development efforts or take advantage of acquisition or other opportunities, which could harm our business and results of operations.  Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock.  Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.  As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Provisions of our debt instruments may restrict our ability to pursue our business strategies.

Our credit facility requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•                  dispose of assets;

•                  complete mergers or acquisitions;

•                  incur indebtedness;

•                  encumber assets;

•                  pay dividends or make other distributions to holders of our capital stock;

•                  make specified investments;

•                  change certain key management personnel; and

•                  engage in transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  If we default under our credit facility, and such event of default is not cured or waived, the lender could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments.

Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.  We may incur additional indebtedness in the future.  The debt instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments.  If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.

We have experienced rapid growth in recent periods.  If we fail to manage our growth effectively, our financial performance may suffer.

We have expanded our revenue, solutions, scale, employee headcount and overall business operations in recent periods.  Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.  For instance, we expect to be substantially dependent on our direct sales force to obtain new clients, and we plan to continue to expand our direct sales force both domestically and internationally.  Newly hired sales personnel may not become productive as quickly as we would like, or at all, thus representing increased operating costs and lost opportunities which in turn would adversely affect our business, financial condition and operating results.

If we do not manage our growth effectively, successfully forecast demand for our solutions or manage our expected expenses accordingly, our operating results will be harmed.  If we fail to manage our growth effectively, our financial performance may suffer.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

In addition to the continued services of William Day, our President and Chief Executive Officer, and Steven Lee, a Senior Vice President and our Chief Technology Officer, we believe that our future success is highly dependent on the contributions of our senior management, as well as our ability to attract and retain highly skilled and experienced technical and other personnel in the United States and abroad.  We do not have key person insurance on any of our executives.  All of our employees, including our senior management, are free to terminate their employment relationship with us at any time, and their knowledge of our business, technology and industry may be difficult to replace.  In addition, we believe that our senior management has developed highly successful and effective working relationships.  If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic and working relationships that have developed among our executive officers and other key personnel, and our operations could suffer.  Qualified technical personnel are in high demand, particularly in the digital media industry, and we may incur significant costs to attract them.  Many of the companies with which we compete for experienced personnel also have greater resources than us.  Additionally, volatility or lack of performance in our stock price may also affect our ability to attract employees and retain our key employees.  If we are unable to attract and retain our senior management and key employees, our ability to develop and successfully grow our business could be harmed.

Defects or errors in our solutions could harm our reputation, result in significant costs to us, impair our advertisers’ ability to deliver effective advertising campaigns and impair our ability to meet or fulfill obligations with publishers.

The technology underlying our solutions, including our proprietary technology and technology provided by third-parties, may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation.  This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data we utilize.  Errors, defects, disruptions in service or other performance problems in our solutions could result in the incomplete or inaccurate delivery of an ad campaign, including serving an ad campaign in an incomplete or inaccurate manner, in an incorrect geographical location or in an environment that is detrimental to the advertiser’s brand health.  Any such failure, malfunction, or disruption in service could result in damage to our reputation, our advertising clients withholding payment to us, advertisers or publishers making claims or initiating litigation against us, and our giving credits to our advertiser clients toward future advertising spend.  In addition, the terms of our exclusive publisher agreements generally require us to pay for a percentage of the ad requests delivered by such publishers, even if we are unable to deliver our solutions due to disruptions in our technology.  As a result, defects or errors in our solutions could harm our reputation, result in significant costs to us, impair our advertisers’ ability to deliver effective advertising campaigns and impair our ability to meet our fill obligations with publishers.

System failures could significantly disrupt our operations and cause us to lose advertisers or publishers.

Our success depends on the continuing and uninterrupted performance of our solutions, which we utilize to place video ads, monitor the performance of advertising campaigns, manage our advertising inventory and respond to publisher ad calls.  Our revenue depends on our ability to categorize video content and deliver ads as well as measure campaigns on a real-time basis.  Sustained or repeated system failures that interrupt our ability to deliver ads through the Tremor Video Network and provide access to our licensed solutions, including technological failures affecting our ability to deliver video ads quickly and accurately and to process viewers’ responses to ads or fill publisher ad requests, could significantly reduce the attractiveness of our solutions and reduce our revenue.  Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters.  In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures.  Any such system failures could significantly disrupt our operations and cause us to lose advertisers or publishers.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.

We collect, store and transmit information of, or on behalf of, our advertisers and publishers.  We take steps to protect the security, integrity and confidentiality of the information we collect, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts.  Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry and may occur on our systems or those of our information technology vendors in the future.  Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses or other harmful software code could result in the unauthorized disclosure, misuse, or loss of information, legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations and liabilities, and other liabilities.  In addition, if our security measures or those of our vendors are breached or unauthorized access to consumer data otherwise occurs, our solutions may be perceived as not being secure, and advertisers or publishers may reduce the use of or stop using our solutions.

While we and our publishers have security measures in place, these systems and networks are subject to ongoing threats and, therefore, these security measures may be breached as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, third-party action, including cyber-attacks or other international misconduct by computer hackers or otherwise.  This could result in one or more third parties obtaining unauthorized access to our publishers’ or advertisers’ data or our data, including personally identifiable information or other viewer data, intellectual property and other confidential business information.  Third parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to our advertisers’ data or our data, including intellectual property and other confidential business information.

Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.  Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise to maintain the confidentiality, security, and integrity of data that we store or otherwise maintain on behalf of third parties may harm our reputation and our relationships with advertisers, agencies or publishers or harm our ability to retain existing clients and attract new clients.  Any of these could harm our business, financial condition and results of operations.

If such unauthorized disclosure or access does occur, we may be required to notify our advertisers, agencies or publishers or those persons whose information was improperly used, disclosed or accessed.  We may also be subject to claims of breach of contract for such use or disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was improperly used or disclosed.  The unauthorized use or disclosure of information may result in the termination of one or more of our commercial relationships or a reduction in advertiser, agency or publisher confidence and usage of our solutions.  We may also be subject to litigation and regulatory action alleging the improper use, transmission or storage of confidential information, which could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenue.

Interruptions or delays in service from our third-party data center hosting facility and other third parties could impair the delivery of our solutions and harm our business.

We currently utilize a single third-party data center hosting facility located in Boston, Massachusetts.  All of our data storage and analytics are conducted on, and the video ad campaigns we deliver are processed through, servers in this facility.  We also rely on bandwidth providers, internet service providers and mobile networks to deliver video ads.  Any damage to, or failure of, the systems of our third-party data center or our other third-party providers could result in interruptions to the availability or functionality of our service.  If for any reason our arrangements with our data center or third-party providers are terminated, we could experience additional expense in arranging for new facilities, technology services and support.  In addition, the failure of our data center or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations.

The occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close our third-party data center or the facilities of any third-party provider without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our solutions.  While we have disaster recovery arrangements in place, they have not been tested under actual disasters or similar events and may not effectively permit us to continue to provide our solutions in the event of any problems with respect to our data center or any other third-party facilities.  To date, we have not experienced these types of events, but we cannot provide any assurances that they will not occur in the future.  If any such event were to occur to our business, the delivery of our solutions could be impaired and our business harmed.

Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes.  At March 31, 2013, we had U.S. federal and state net operating loss carryforwards, or NOLs, approximately of $83.4 million, which expire in various years beginning in 2026.  A lack of future taxable income would adversely affect our ability to utilize these NOLs.  In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income.  We believe that we experienced an ownership change under Section 382 of the Internal Revenue Code in prior years that may limit our ability to utilize a portion of the NOLs in the future.  In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code.  Our NOLs may also be impaired under similar provisions of state law.  We have recorded a full valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.  Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Risks Relating to Our Data Collection and Intellectual Property

Our ability to generate revenue depends on our ability to collect and use significant amounts of data to deliver video ads, and any limitations on the collection and use of this data could significantly diminish the value of our solutions.

Our ability to optimize the placement and scheduling of video advertisements for our advertisers and to grow our revenue depends on our ability to successfully leverage data that we collect from our advertisers, publishers, and third parties such as data providers.  Our ability to successfully leverage such data, in turn, depends on our ability to collect and obtain rights to utilize such data.

When we deliver a video ad, we are often able to collect anonymous information about the placement of the video ad and the interaction of the user with the video ad.  We currently employ cookies to conduct online video ad campaigns.  Cookies are small files of non-personalized information placed on an internet consumer’s computer.  The cookies are used to collect information related to the consumer, such as demographic information and history of the consumer’s interactions with our advertisers’ and our publishers’ websites, and any video ads we deliver.  We also employ cookies and mobile tracking technology to deliver reporting on ads on web publishers’ sites and in mobile applications.  We may also be able to collect information about the user’s location.  As we collect and aggregate this data provided by billions of video ad impressions, we analyze it in order to optimize the placement and delivery of video ads across the advertising inventory provided to us by publishers.  For example, we may use the collected information to limit the number of times a specific video ad is presented to the user, to provide a video ad to only certain types of users, or to provide a report to an advertiser or publisher regarding the performance of an advertising campaign or inventory, respectively.

Risks Related to Data Collected from Consumers

We participate in industry self-regulatory programs under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising.  In addition, consumers can currently opt out of the placement or use of our cookies for online targeted advertising purposes by either deleting or disabling cookies on their browsers, visiting websites that allow consumers to place an opt-out cookie on their browsers, which instructs advertisers and their service providers not to use certain data about the consumer’s online activity for the delivery of targeted advertising, or by downloading browser plug-ins and other tools that can be set to: (1) identify cookies and other tracking technologies used on websites; (2) prevent websites from placing third-party cookies and other tracking technologies on the consumer’s browser; or (3) block the delivery of online advertisements on websites and applications.

If consumer sentiment regarding privacy issues or the development and deployment of new browser solutions or other mechanisms that limit the use of cookies or other tracking technologies or data collected through use of such technologies results in a material increase in the number of consumers who choose to opt out or are otherwise using browsers where they need to, and fail to, configure the browser to accept cookies, our ability to collect valuable and actionable data would be impaired.  Consumers may become increasingly resistant to the collection, use, and sharing of information used to deliver targeted advertising and may take steps to prevent such collection and use of information.  Consumers may elect not to allow data collection, use, or sharing for targeted advertising for a number of reasons, such as privacy concerns or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device.  Consumers may also elect to opt out of receiving targeted advertising specifically from our solutions.

Risks Related to Data Collected from Publishers and Advertisers

In order to effectively operate our video advertising campaigns, we collect data from advertisers, publishers, and other third parties.  If we are not able to obtain sufficient rights to data from these third parties, we may not be able to utilize data in our solutions.  Although our arrangements with advertisers and publishers generally permit us to collect non-personally identifiable and aggregate data from advertising campaigns, some of our advertisers and publishers do not allow us to collect some or all of this data or limit our use of this data, and future advertisers and publishers may do so in the future.  For example, publishers may not agree to permit us to place our data collection tags on their sites or agree to provide us with the data generated by interactions with the content on their sites.  It would be difficult to comply with these requests, and to do so would cause us to spend significant amounts of resources.  It could also make it difficult for us to deliver effective advertising campaigns that meet the demands of our advertisers.

We and many of our advertisers and publishers voluntarily participate in several trade associations and industry self-regulatory groups that promulgate best practice guidelines or codes of conduct addressing the delivery of promotional content to users, and tracking of users or devices for the purpose of delivering targeted advertising.  We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of U.S. or international regulatory authorities.  If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, our reputation may suffer, we could lose relationships with advertisers or publishers, and we could be subject to proceedings or actions against us by governmental entities or others as described below.  Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective video advertising campaigns that meet the demands of our advertisers.

Risks Related to Data Collection Technology

Changes in device and software features and new technologies could make it easier for internet consumers to prevent the placement of cookies.  In particular, the default settings of consumer devices and software may be set to prevent the placement of cookies unless the consumer actively elects to allow them.  For example, Apple Inc.’s Safari browser currently does not accept third-party cookies as a default, and consumers must activate a browser setting to enable cookies to be set.  Mozilla Corporation and Microsoft Inc. also have announced plans to adopt similar defaults in future versions of their respective Firefox and Internet Explorer browsers.  On February 22, 2012, the Digital Advertising Alliance announced that its members will work to add browser-based header signals to the set of tools by which consumers can express their preferences not to be tracked online.  On March 26, 2012, the U.S. Federal Trade Commission, or the FTC, issued a report on consumer privacy, which calls for the development and implementation of a persistent Do Not Track mechanism to enable consumers to choose whether to allow the tracking of their online search and browsing activities.  Various industry participants have worked to develop and finalize standards relating to a Do Not Track mechanism, and such standards may be implemented and adopted by industry participants at any time.

Network carriers, providers of mobile device operating systems, and device manufacturers may also impact our ability to collect data on internet-connected devices.  These carriers, operating system providers, and device manufacturers are increasingly promoting features that allow device users to disable some of the functionality of the device or its operating system, which may impair or disable the collection of data on their devices.

Any interruptions, failures, or defects in our data collection, mining, analysis, and storage systems could limit our ability to aggregate and analyze user data from our clients’ advertising campaigns.  If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertisers, which could make our solutions less valuable, and, as a result, we may lose clients and our revenue may decline.

If web, smartphones, tablet and connected TV devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our advertising from being delivered to their users, our ability to grow our business could be impaired.

Our business model depends upon the continued compatibility of our solutions with most internet-connected devices across online, mobile, tablet and connected TV distribution channels, as well as the major operating systems that run on them.  The design of these devices and operating systems are controlled by third parties with whom we do not have any formal relationships.  These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones.  In some cases, the parties that control the development of internet-connected devices and operating systems include companies that we regard as our competitors, including some of our most significant competitors.  For example, Google Inc. controls the Android operating system and also controls a significant number of mobile devices.  If our solutions were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to provide video ads on them, our ability to grow our business could be impaired.

Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.

U.S. and foreign governments have enacted, considered, or are considering legislation or regulations that could significantly restrict our ability to collect, augment, analyze, use, and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to track people online.  Federal, state, and international laws and regulations govern the collection, use, retention, sharing, and security of data that we collect across our solutions.  We strive to comply with all applicable laws, regulations, self-regulatory requirements, policies, and legal obligations relating to privacy and data protection.  However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.  As we expand our operations globally, compliance with regulations that differ from country to country may also impose substantial compliance burdens on our business.  In particular, the European Union has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy laws and regulations.  In addition, individual EU member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from country to country.  We may be subject to foreign laws regulating online and mobile advertising even in jurisdictions where we do not have any physical presence to the extent a digital media content provider has advertising inventory that we manage or to the extent that we collect and use data from consumers in those jurisdictions.  Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations regulating privacy, data security, or consumer protection, or other policies, self-regulatory requirements or legal obligations could result in proceedings or actions against us by governmental entities or others.  We are aware of several ongoing lawsuits filed against companies in our industry alleging various violations of privacy- or data security-related laws.

Our subsidiary ScanScout was in the past subject to an FTC inquiry regarding its use of “Flash” cookies.  As a result of our acquisition of ScanScout in December 2010, we are now subject to an FTC order regarding certain notice, disclosure and choice obligations regarding the use of cookies and our collection and use of data in connection with the delivery of targeted advertising.  See the section titled “Business - Government Regulation; Industry Alliances” for a more complete description of this order.  In addition, ScanScout was subject to a putative class action legal proceeding regarding its use of “Flash” cookies, which was settled in March 2012 and dismissed with prejudice.

The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the advertising industry in particular.  It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways that would affect our business particularly with regard to collection or use of data to target ads to consumers.

A number of U.S. state and federal bills have been proposed and are under consideration that contain provisions that would regulate how companies, such as ours, can use cookies and other tracking technologies to collect and use information about individuals and their online behaviors.  At least one such bill presently has been proposed in the U.S. Congress.  The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices.  The FTC has also adopted revisions to its rules implementing the Children’s Online Privacy Protection Act, or COPPA Rules, that became effective July 1, 2013, that broaden the applicability of the COPPA Rules, including the types of information that would be subject to these regulations, and could effectively limit the information that we or our advertisers collect and use through certain online publishers and the content of video ads our advertisers may display.

Many European Union member states are in the process of or have already enacted legislation to implement the European Union ePrivacy Directive (Directive 2009/136/EC amending Directive 2009/136/CE) requiring advertisers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements.  In particular, to comply with certain of these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent.  Further, the European Commission has proposed a General Data Protection Regulation that may strengthen EU laws regarding notice and consent for tracking technology.  The EU proposals, if implemented, may result in a greater compliance burden with respect to collecting information about persons in Europe.  Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy.

Any proceeding or action brought against us by a governmental entity or others relating to noncompliance with U.S federal, state, or international laws, self-regulatory requirements, policies, or other legal obligations relating to privacy or data protection could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our solutions, and ultimately result in the imposition of monetary liability.  We may also be contractually liable to indemnify and hold harmless our advertisers and publishers from the costs or consequences of noncompliance with privacy-related laws, regulations, self-regulatory requirements or other legal obligations, or inadvertent or unauthorized use or disclosure of data that we store or handle as part of providing our solutions.

Changes in global privacy-related laws and regulations and self-regulatory regimes may also impact our advertisers and publishers and adversely affect the demand for our solutions or otherwise harm our business, results of operations, and financial condition.  For instance, privacy laws or regulations could require digital media content providers to take additional measures to facilitate consumer privacy preferences, in which case we will be reliant upon them to do so.  In addition, digital media content providers could become subject to regulatory restrictions that would require them to limit or cease altogether the collection and/or use of data by third parties such as ourselves.  For example, one potential form of restriction on the use of cookies would allow the website that the consumer has elected to visit, a first-party website, to continue to place cookies on the user’s browser or device without explicit consent, but would require the user’s explicit consent for a third party to place its cookies on the user’s browser or device.  Additionally, the March 2012 FTC staff report recommends that websites offer consumers a choice about whether the owner of the website can use third parties like us to track the activity for marketing purposes (e.g., delivery of targeted advertising).  We are a third party in this context, and therefore currently depend on the ability to place our cookies on browsers and devices of users that visit the websites of our digital media content providers and to track devices for the purpose of ad delivery reporting on mobile devices, and if we were restricted from doing so because of compliance with laws or regulatory and industry best practices or recommendations by digital media content providers, our ability to gather the data on which we rely would be impaired.  Further, we could be placed at a competitive disadvantage to large competitors such as Google, Facebook, Microsoft, and Yahoo! who have heavily trafficked, first-party properties that would continue to have greater ability to collect visitor data and use such data for marketing purposes.

Any failure to protect our intellectual property rights could negatively impact our business.

We regard the protection of our intellectual property, which includes trade secrets, copyrights, trademarks, domain names, one patent and several patent applications, as critical to our success.  We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions.  We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties, with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information.  However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our intellectual property.  Those agreements that we do execute may be breached, and we may not have adequate remedies for any such breach.  These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our intellectual property, or deter independent development of similar intellectual property by others.  Breaches of the security of our solutions, databases or other resources could expose us to a risk of loss or unauthorized disclosure of information collected, stored, or transmitted for or on behalf of advertisers or publishers, or of cookies, data stored in cookies, other user information, or other proprietary or confidential information.

We currently own one granted European patent, which we registered in France, Germany and Great Britain.  Additionally, we currently own eight pending U.S. patent applications that we are currently prosecuting with the U.S. Patent and Trademark Office, although there can be no assurance that any of these patent applications will ultimately be issued a patent.  We also register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States.  We also rely upon common law protection for certain marks, such as “Tremor Video.” Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation.  While we have a patent and certain patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications.  In addition, our existing patents and any patents that may be issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties.  Our competitors and others could attempt to capitalize on our brand recognition by using domain names or business names similar to ours.  Domain names similar to ours have been registered in the United States and elsewhere.  We may be unable to prevent third parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks.  Effective trade secret, copyright, trademark, domain name and patent protection are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights.  We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location.  We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

Additionally, in the United States, the central provisions of the Leahy-Smith America Invents Act, or AIA, became effective recently.  Among other things, this law switched U.S. patent rights from the former “first-to-invent” system to a “first inventor-to-file” system.  This may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions.  This may favor larger competitors that have the resources to file more patent applications.

Monitoring unauthorized use of our intellectual property is difficult and costly.  Our efforts to protect our proprietary rights and intellectual property may not be adequate to prevent their misappropriation or misuse.  Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.  Our competitors may also independently develop similar technology.  The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate.  Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solutions or technology are hosted or available.  Further, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.  The laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property.  Our failure to meaningfully protect our intellectual property could result in competitors offering solutions that incorporate our most technologically advanced features, which could seriously reduce demand for our solutions.  In addition, we may in the future find it necessary or appropriate to initiate infringement claims or litigation, whether to protect our intellectual property or to determine the enforceability, scope and validity of the intellectual property rights of others.  Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination that is unfavorable to us.  In addition, litigation is inherently uncertain.  Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

Our business may suffer if it is alleged or determined that our solutions or another aspect of our business infringes the intellectual property rights of others.

The online advertising industry is characterized by the existence of large numbers of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights.  Companies in this industry are often required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights.  Our technologies may not be able to withstand any third-party claims or rights against their use.

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement or misappropriation without major financial expenditures or adverse consequences.  We currently face, and expect to face in the future, claims by third parties that we infringe upon or misappropriate their intellectual property rights, and we may be found to be infringing upon or to have misappropriated such rights.  Such claims may be made by competitors or other parties.  We cannot assure you that we are not infringing or violating any third-party intellectual property rights.  From time to time, we or our clients may be subject to legal proceedings relating to our solutions or underlying technology and the intellectual property rights of others, particularly as we expand the complexity and scope of our business.  As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties.

Regardless of whether claims that we are infringing patents or infringing or misappropriating other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend, and can impose a significant burden on management and employees.  The outcome of any litigation is inherently uncertain, and we may receive unfavorable interim or preliminary rulings in the course of litigation.  There can be no assurances that favorable final outcomes will be obtained in all cases.  We may decide to settle lawsuits and disputes on terms that are unfavorable to us.  Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could.  Claims that we are infringing patents or other intellectual property rights could:

•                  subject us to significant liabilities for monetary damages, which may be tripled in certain instances, and the attorney’s fees of others;

•                  prohibit us from developing, commercializing or continuing to provide some or all of our solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all;

•                  subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our current or future advertisers, agencies, and publishers;

•                  result in injunctive relief against us, or otherwise result in delays or stoppages in providing all or certain aspects of our solutions;

•                  cause advertisers, agencies, or publishers to avoid working with us;

•                  divert the attention and resources of management and technical personnel; and

•                  require technology or branding changes to our solutions that would cause us to incur substantial cost and that we may be unable to execute effectively or at all.

In addition, we may be exposed to claims that the content contained in ad campaigns violates the intellectual property or other rights of third parties.  Such claims could be made directly against us or against the publishers from whom we purchase ad inventory.  Generally, under our agreements with publishers, we are required to indemnify the publisher against any such claim with respect to an ad we served.  We attempt to mitigate this exposure by generally requiring our advertisers and/or ad agencies to indemnify us for any damages from any such claims.  There can be no assurance, however, that our advertisers will have the ability to satisfy their indemnification obligations to us, and pursuing any claims for indemnification may be costly or unsuccessful.  As a result, we may be required to satisfy our indemnification obligations to our publishers or claims against us with our assets.  This result could harm our reputation, business, financial condition and results of operations.

We use open source software in our solutions that may subject our technology to general release or require us to re-engineer our solutions, which may cause harm to our business.

Our technology incorporates or is distributed with software or data licensed from third parties, including some software distributed under so-called “open source” licenses, which we use without charge.  Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use.  By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in certain manners.  Although we monitor our use of open source software, we cannot be sure that all open source software is reviewed prior to use in our proprietary software, that our programmers have not incorporated open source software into our proprietary software, or that they will not do so in the future.  Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts.  There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our solutions to our clients.  In addition, the terms of open source software licenses may require us to provide software that we develop, using such open source software, to others on unfavorable license terms.  As a result of our current or future use of open source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our technology, discontinue sales in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition or operating results.

We rely on data, other technology, and intellectual property licensed from other parties, the failure or loss of which could increase our costs and delay or prevent the delivery of our solutions.

We utilize various types of data, other technology, and intellectual property licensed from unaffiliated third parties in order to provide certain elements of our solutions.  Any errors or defects in any third-party data or other technology could result in errors in our solutions that could harm our business.  In addition, licensed technology, data, and intellectual property may not continue to be available on commercially reasonable terms, or at all.  Any loss of the right to use any of these on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent data, other technology, or intellectual property is identified and integrated, which delays could harm our business.  In this situation we would be required to either redesign our solutions to function with technology, data or intellectual property available from other parties or to develop these components ourselves, which would result in increased costs.  Furthermore, we might be forced to limit the features available in our current or future solutions.  If we fail to maintain or renegotiate any of these technology or intellectual property licenses, we could face significant delays and diversion of resources in attempting to develop similar or replacement technology, or to license and integrate a functional equivalent of the technology or intellectual property.  The occurrence of any of these events may have an adverse effect on our business, financial condition and operating results.

Risks Related to Being a Public Company

If we fail to maintain proper and effective internal and disclosure controls, our ability to produce accurate financial statements and other disclosures on a timely basis could be impaired.

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.  Commencing January 1, 2014, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.  As an “emerging growth company” under the Jumpstart Our Business Startups, or JOBS Act, we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting; however, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.  Prior to becoming a public company, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.  Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We may in the future discover areas of our internal control over financial reporting that need improvement.  Our internal control over financial reporting will not prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective disclosure controls and procedures or proper and effective internal control over our financial reporting, we may not be able to produce timely and accurate financial statements and other disclosures, and we may conclude that our internal controls over financial reporting are not effective.  If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, or NYSE, the SEC or other regulatory authorities.

Risks associated with being a public company.

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NYSE impose numerous requirements on public companies, including requiring changes in corporate governance practices.  Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.  Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations.  These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly.  For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage.  These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

As an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

We are an “emerging growth company” and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and not being required to hold a nonbinding advisory vote on executive compensation or obtain stockholder approval of “golden parachute” payments.  We could be an “emerging growth company” for up to five years, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the December 31 following such occurrence.  Investors may find our common stock less attractive if we choose to rely on these exemptions, in which case the price of our common stock may suffer or there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  Since shares of our common stock were sold in our IPO in June 2013 at a price of $10.00 per share, our stock price has ranged from an intraday low of $6.81 to an intraday high of $11.09 through July 31, 2013.  In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities.  In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors affecting the market price of our common stock include:

•                  price and volume fluctuations in the overall stock market, or in the market for the stock of comparable companies, from time to time;

•                  adverse changes in the regulatory environment;

•                  actual or anticipated changes in our earnings or fluctuations in our operating results or the results of our competitors;

•                  changes in the market perception of online video advertising platforms generally or in the effectiveness of our solutions in particular;

•                  announcements of technological innovations, new solutions, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•                  issuance of new or changed securities analysts’ reports or recommendations for our or our competitors’ stock;

•                  litigation involving us;

•                  changes in general economic, industry and market conditions and trends;

•                  expiration of contractual lock-up agreements with our executive officers, directors and security holders;

•                  recruitment or departure of key personnel; and

•                  the other factors described in this section of the report titled “Risk Factors.”

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  Because of the potential volatility of our stock price, we may become the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock, or the perception that a substantial number of shares could be sold, could reduce the market price of our common stock.  As of July 2, 2013, we have 49,463,369 shares of common stock outstanding and 41,963,369, or 84.8% of those shares are currently restricted as a result of lock-up agreements.  However, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning December 24, 2013.  In addition, the shares subject to outstanding options and warrants, for which 4,425,019 shares and 142,534 shares, respectively, were exercisable as of June 30, 2013 will become available for sale immediately upon the exercise of such options or warrants and the expiration or waiver of any applicable lock-up agreements.

Moreover, holders of an aggregate of approximately 34,314,850 shares of our common stock or 69.4% of our common stock, as of July 2, 2013, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  We have also registered for offer and sale all shares of common stock that we may issue under our stock-based compensation plans.  These shares can be freely sold in the public market upon issuance, subject to the applicable lock-up agreements.

Additionally, Credit Suisse Securities (USA) LLC and Jefferies LLC, on behalf of the underwriters of our IPO, may in their sole discretion and only with our consent, at any time with or without notice, release all or any portion of the shares subject to the lock-up agreements, which would result in more shares being available for sale in the public market at earlier dates.  Sales of common stock by existing stockholders in the public market, the availability of these shares for sale, our issuance of securities or the perception that any of these events might occur could materially and adversely affect the market price of our common stock.  In addition, the sale of these securities could impair our ability to raise capital through the sale of additional stock.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, and employee arrangements or otherwise.  Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and principal stockholders and their respective affiliates beneficially owned, in the aggregate, a significant percentage of our outstanding common stock as of June 30, 2013.  These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.  The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, if they publish negative evaluations of our stock, or if we fail to meet the expectations of analysts, the price of our stock and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors.  If no or few analysts commence coverage of us, the trading price of our stock would likely decrease.  Even if we do obtain analyst coverage, if one or more of the analysts covering our business issues an adverse opinion of our company because we fail to meet their expectations or otherwise, the price of our stock could decline.  If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Anti-takeover provisions in our certificate of incorporation and bylaws as well as provisions of Delaware law might discourage, delay or prevent a change in control of our company or changes in our board of directors or management and, therefore, depress the price of our common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock or transactions that our stockholders might otherwise deem to be in their best interests.  These provisions may also prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors or our management.  Therefore, these provisions could adversely affect the price of our stock.  Our corporate governance documents include provisions:

•                  establishing a classified board of directors with staggered three-year terms so that not all members of our board of directors are elected at one time;

•                  providing that directors may be removed by stockholders only for cause;

•                  preventing the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•                  requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•                  permitting the board of directors to issue up to 10,000,000 shares of preferred stock with any rights, preferences and privileges as they may designate;

•                  limiting the liability of, and providing indemnification to, our directors and officers;

•                  providing that vacancies may be filled by remaining directors;

•                  preventing cumulative voting; and

•                  providing for a supermajority requirement to amend our bylaws.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware, which prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.  Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

From April 1, 2013 through June 30, 2013, we issued and sold an aggregate of 40,265 shares of our common stock to our employees and former employees upon the exercise of stock option awards under our equity plans, at exercise prices ranging from $0.84 to $5.01 per share, for aggregate proceeds of $135,400.  The offers, sales and issuances of such shares were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder because the transactions were made under compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

From April 1, 2013 through June 30, 2013, pursuant the terms of our 2008 Stock Plan, we granted to our employees and directors stock option awards to purchase an aggregate of 299,639 shares of our common stock, at an exercise price of $8.15 per share and, pursuant to the terms of our 2013 Equity Incentive Plan, we granted to certain of our directors an aggregate of 50,000 restricted stock unit awards.  We received no cash consideration for the issuance of the stock option awards or restricted stock unit awards.  The offers, sales and issuances of such securities were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder because the transactions were made under compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

On July 2, 2013, upon the closing of our IPO, all of our then-outstanding preferred stock was automatically converted into 34,172,316 shares of our common stock and all of our then-outstanding warrants to purchase preferred stock were automatically converted into warrants to purchase 142,534 shares of our common stock.  Additionally, upon the closing of our IPO, all of our then-outstanding Series II common stock was automatically converted into 1,052,464 shares of our common stock The offers, sales and issuances of such securities were deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) of the Securities Act.

(b) Use of Proceeds

On July 2, 2013, we closed our IPO, in which we issued and sold 7,500,000 shares of common stock at a public offering price of $10.00 per share, for aggregate gross proceeds to us of $75 million.  All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-188813), which was declared effective by the SEC on June 26, 2013.  Credit Suisse Securities (USA) LLC, Jefferies LLC, Canaccord Genuity Inc. and Oppenheimer & Co. Inc. acted as the underwriters.  The offering commenced on June 14, 2013 and did not terminate before all of the securities registered in the registration statement were sold.

The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $5.3 million and offering expenses totaling approximately $2.9 million, were approximately $66.8 million.  No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.  As of June 30, 2013, we had not received any of those proceeds.  Subsequent to June 30, 2013, we invested a portion of the net offering proceeds into money market securities.  There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated June 26, 2013 filed with the SEC on June 27, 2013 pursuant to Rule 424(b) of the Securities Act.  At June 30, 2013, $1.8 million of expenses incurred in connection with the IPO have not yet been paid.

(c) Issuer Purchases of Equity Securities

None.

Item 3.        Defaults upon Senior Securities.

Not applicable

Item 4.        Mine Safety Disclosures.

Not applicable

Item 5.         Other Information.

Not applicable

Item 6.         Exhibits

(a)                                 List of Exhibits

Exhibit Number	Exhibit Description

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

+                    Exhibits marked with a plus sign (“+”) are filed herewith.

++             In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

*                    XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under this section.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMOR VIDEO, INC.

By:	/s/ William Day
William Day
President and Chief Executive Officer

Date: August 14, 2013

TREMOR VIDEO, INC.

By:	/s/ Todd Sloan
Todd Sloan
Senior Vice President, Chief Financial Officer and Treasurer

Date: August 14, 2013

EXHIBIT INDEX

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

+                    Exhibits marked with a plus sign (“+”) are filed herewith.

++             In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

*                    XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under this section.