Form 10-Q
period 2013-09-30
TREMOR VIDEO INC.
filed 2013-11-14
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-375796

TREMOR VIDEO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5480343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 West 23rd Street, New York, NY	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 723-5300

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of November 11, 2013, there were 49,657,777 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TREMOR VIDEO, INC.

FORM 10-Q

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012 (unaudited)	5

	Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock and Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2013 (unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Mine Safety Disclosures	60

Item 5.	Other Information	60

Item 6.	Exhibits	60

SIGNATURES

CERTIFICATIONS

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,258	$32,533
Restricted cash, short-term	—	21
Accounts receivable, net of allowance for doubtful accounts of $960 and $1,050 as of September 30, 2013 and December 31, 2012, respectively	39,413	36,011
Prepaid expenses and other current assets	1,801	953
Total current assets	137,472	69,518
Long-term assets:
Restricted cash, long-term	600	1,200
Property and equipment, net of accumulated depreciation of $3,342 and $3,077 as of September 30, 2013 and December 31, 2012, respectively	2,833	1,995
Intangible assets, net of accumulated amortization of $13,972 and $10,315 as of September 30, 2013 and December 31, 2012, respectively	21,728	25,385
Goodwill	29,719	29,719
Deferred tax assets, long-term	1,695	1,695
Other long-term assets	198	211
Total long-term assets	56,773	60,205
Total assets	$194,245	$129,723

Liabilities, mandatorily redeemable securities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$30,092	$21,075
Deferred rent and security deposits payable	746	627
Deferred revenue	194	210
Deferred tax liabilities, short-term	1,695	1,695
Amount outstanding under credit facility and accrued interest expenses	—	6,019
Total current liabilities	32,727	29,626
Warrants for purchase of mandatorily redeemable convertible preferred stock	—	1,103
Total liabilities	32,727	30,729
Commitments and contingencies
Mandatorily redeemable convertible preferred stock	—	162,466
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 250,000,000 and 52,333,333 (includes 2,333,333 shares of Series II common stock) shares authorized as of September 30, 2013 and December 31, 2012, respectively; 49,638,808 and 7,722,262 (includes 1,047,357 shares of Series II common stock) shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	5	1
Additional paid-in capital	266,362	17,752
Accumulated other comprehensive income	245	345
Accumulated deficit	(105,094)	(81,570)
Total stockholders’ equity (deficit)	161,518	(63,472)
Total liabilities, mandatorily redeemable securities and stockholders’ equity (deficit)	$194,245	$129,723

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$35,267	$30,174	$95,497	$72,652
Cost of revenue	21,057	16,704	53,869	43,453
Gross profit	14,210	13,470	41,628	29,199
Operating expenses:
Technology and development	2,833	2,215	8,348	5,862
Sales and marketing	9,477	8,869	28,263	26,079
General and administrative	2,681	2,461	8,069	7,991
Depreciation and amortization	1,581	1,510	4,576	4,468
Total operating expenses	16,572	15,055	49,256	44,400
Loss from operations	(2,362)	(1,585)	(7,628)	(15,201)

Interest and other income (expense):
Interest expense	(14)	(57)	(127)	(169)
Other income (expense)	153	37	323	(2)
Total interest and other income (expense), net	139	(20)	196	(171)

Loss before income taxes	(2,223)	(1,605)	(7,432)	(15,372)
Income tax expense	(20)	(70)	(243)	(210)
Net loss	(2,243)	(1,675)	(7,675)	(15,582)
Series F preferred stock deemed dividend	(15,849)	—	(15,849)	—
Net loss attributable to common stockholders	$(18,092)	$(1,675)	$(23,524)	$(15,582)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.37)	$(0.22)	$(1.08)	$(2.09)

Weighted average number of shares of common stock outstanding:
Basic and diluted	49,115,766	7,541,832	21,686,759	7,440,430

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(2,243)	$(1,675)	$(7,675)	$(15,582)
Series F preferred stock deemed dividend	(15,849)	—	(15,849)	—
Net loss attributable to common stockholders	$(18,092)	$(1,675)	$(23,524)	$(15,582)
Other comprehensive loss:
Change in unrealized gain during the period on short-term investments available for sale	—	—	—	7
Foreign currency translation adjustments	50	(25)	(100)	(36)
Comprehensive loss attributable to common stockholders	$(18,042)	$(1,700)	$(23,624)	$(15,611)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock

and Changes in Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

								Accumulated
	Preferred Stock(1)(3)		Common Stock(2)(3)(4)			Additional Paid-in		Other Comprehensive	Accumulated		Total Stockholders’
	Share	Amount	Share		Amount	Capital		Income	Deficit		Equity (Deficit)
Balance as of December 31, 2012	32,563,192	$162,466	7,722,262		$1	$17,752		$345	$(81,570)		$(63,472)
Accretion of issuance costs	—	191	—		—	(191)		—	—		(191)
Common stock issuance, net of $8,402 issuance costs	—	—	7,500,000		1	66,597		—	—		66,598
Conversion of preferred stock	(32,563,192)	(162,657)	32,587,453		3	162,654		—	—		162,657
Series F preferred stock deemed dividend	—	—	1,584,863	(5)	—	15,849	(5)	—	(15,849	)(5)	—
Reclassification of liability warrants to equity warrants	—	—	—		—	790		—	—		790
Exercise of warrants	—	—	64,067		—	—		—	—		—
Exercise of stock options	—	—	180,163		—	492		—	—		492
Stock-based compensation expense	—	—	—		—	2,419		—	—		2,419
Net loss	—	—	—		—	—		—	(7,675)		(7,675)
Foreign currency translation adjustments	—	—	—		—	—		(100)	—		(100)
Balance as of September 30, 2013	—	$—	49,638,808		$5	$266,362		$245	$(105,094)		$161,518

(1)       Preferred stock, as of December 31, 2012, included several series of preferred stock, refer to note 10.

(2)       Common stock, as of December 31, 2012, included two series of common stock, refer to note 10.

(3)       All share amounts have been restated to reflect a 1-for-1.5 reverse stock split, refer to note 10.

(4)       All share amounts have been restated to reflect the renaming of the Company’s “Series I common stock” to “common stock”, refer to note 10.

(5)       Represents a one-time non-cash deemed dividend related to the Series F preferred stock ratchet provision, refer to note 10.

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(7,675)	$(15,582)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	919	849
Amortization of intangible assets	3,657	3,619
Bad debt (income) expense	(26)	46
Mark-to-market (income) expense	(313)	27
Stock-based compensation expense	2,419	2,219
Change in unrealized gain during the period on short-term investments available for sale	—	7
Net changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,376)	641
Increase in prepaid expenses, other current assets and other long-term assets	(835)	(101)
Increase in accounts payable and accrued expenses	8,998	1,994
Increase in deferred rent and security deposits payable	119	139
(Decrease) increase in deferred revenue	(16)	356
Net cash provided by (used in) operating activities	3,871	(5,786)

Cash flows from investing activities
Purchase of property and equipment	(1,757)	(902)
Maturities of short-term investments	—	8,652
Change in restricted cash	621	36
Acquisition of InPlay	—	(1,800)
Acquisition of Transpera, Inc., net of cash acquired	—	15
Net cash (used in) provided by investing activities	(1,136)	6,001

Cash flows from financing activities
Net proceeds from common stock issuance	66,598	—
Repayment of amount outstanding under credit facility	(6,000)	—
Proceeds from the exercise of stock options	492	162
Net cash provided by financing activities	61,090	162

Net increase in cash and cash equivalents	63,825	377

Effect of exchange rate changes in cash and cash equivalents	(100)	(36)

Cash and cash equivalents at beginning of period	32,533	31,714
Cash and cash equivalents at end of period	$96,258	$32,055

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

On December 8, 2010, the Company acquired ScanScout, Inc. (“ScanScout”), an online video advertising network and the developer of the Company’s video analysis and optimization technology, which is referred to as VideoHub.  On February 11, 2011, the Company acquired all of the outstanding stock of Transpera, Inc. (“Transpera”), a company that operated a technology platform that enables video advertising formats to be served on mobile devices, such as phones and tablets.  On January 17, 2012, the Company acquired the assets for the InPlay video management platform (“InPlay”) from Tube Mogul, Inc., which enables publishers of online video content to manage and analyze the performance of advertisements displayed within their inventory of video content.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive loss, mandatorily redeemable convertible preferred stock and changes in stockholders’ equity (deficit) and cash flows for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors.  Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC.  Accordingly, these unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s prospectus dated June 26, 2013, filed with the SEC on June 27, 2013 pursuant to Rule 424(b)(4) under the Securities Act (“Prospectus”).

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated in the accompanying unaudited interim consolidated financial statements.

Initial Public Offering

On July 2, 2013, the Company closed its initial public offering (“IPO”) of common stock in which the Company issued and sold 7,500,000 shares of common stock.  Upon closing of the IPO, all of the Company’s outstanding mandatorily redeemable convertible preferred stock (“preferred stock”) automatically converted into 34,172,316 shares of common stock, which includes a one-time $15,849 non-cash preferred stock deemed dividend related to 1,584,863 of additional shares of common stock in connection with to the Series F preferred stock ratchet provision (refer to note 10), and all of the Company’s outstanding Series II common stock automatically converted into 1,052,464 shares of common stock.  In addition, the outstanding warrants to purchase preferred stock automatically converted into warrants to purchase 142,534 shares

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

 (unaudited)

2.  Summary of Significant Accounting Policies (Continued)

of common stock, and the warrants to purchase preferred stock liability of $790, which includes a $136 adjustment for the change in fair value from July 1, 2013 through July 2, 2013, was reclassified to additional paid-in capital.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2013-02 — Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance requiring new disclosures about reclassifications from accumulated other comprehensive income to net loss. This new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements where net loss is presented or in the notes thereto, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net loss but only if the amount reclassified is required under US GAAP to be reclassified to net loss in its entirety in the same reporting period.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net loss, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2012.  The Company adopted this guidance in its interim period beginning April 1, 2013. The adoption of this new guidance did not have a material impact on its unaudited interim consolidated financial statements and the required disclosures are provided in note 11.

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

The Company recognizes revenue from the delivery of video ads in the period in which the video ads are delivered.  Specifically, revenue is recognized for video ad delivery through the Tremor Video Network upon either the delivery of each impression served for CPM-priced ad campaigns, delivery of each impression served to a target demographic as validated by a third-party for ad campaigns priced on a CPM-basis with a guaranteed demographic reach, engagement by the viewer with a video ad for cost per engagement (“CPE”) priced ad campaigns, or the completion of a video ad by the viewer for cost per video completed (“CPVC”) priced ad campaigns.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

2.  Summary of Significant Accounting Policies (Continued)

The license fees for VHA and the Company’s publisher solutions are based on the number of impressions being analyzed through these solutions.  The Company recognizes revenue with respect to these solutions on a cost per impression basis based on the number of impressions being analyzed in a given month.  Typically, the Company’s license terms are for one year periods.  In limited cases, the Company charges a minimum monthly fee.

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s clients.  As of September 30, 2013 and December 31, 2012  there were $194 and $210, respectively, of services for which cash payments were received in advance of the Company’s performance of the service under the arrangement and recorded as deferred revenue in the accompanying consolidated balance sheets.

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

During the three and nine months ended September 30, 2013, there was one advertiser that accounted for approximately 10.5% and 10.7% of revenue, respectively.  During the three and nine months ended September 30, 2012, there were no advertisers that accounted for more than 10% of revenue.

As of September 30, 2013 and December 31, 2012, there were no advertisers that accounted for more than 10% of outstanding accounts receivables.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period.  This determination requires significant judgments to be made.  The following tables summarize the conclusions reached as of December 31, 2012:

	Balance at
	December 31,
	2012	Level 1	Level 2	Level 3

Liabilities
Warrants to purchase preferred stock(1)	$1,103	$—	$—	$1,103
Total warrants to purchase preferred stock	$1,103	$—	$—	$1,103

(1)         The Company used an option pricing model to determine the fair value of the warrants to purchase preferred stock.  Significant inputs included an estimate of the fair value of the Company’s preferred stock as of December 31, 2012, the remaining contractual life of the warrant, a risk-free rate of interest, and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies.  In connection with the Company’s IPO, these warrants to purchase preferred stock were adjusted to fair value through July 2, 2013 and were subsequently reclassified to additional paid-in capital (refer to note 8).

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table’s presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 and 2012:

	Warrants to Purchase Preferred Stock
	2013	2012
	(unaudited)

Beginning balance at July 1,	$926	$1,113
Mark-to-market income before reclassifications	(136)	(5)
Reclassification to additional paid-in capital	(790)	—
Ending balance at September 30,	$—	$1,108

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

3. Fair Value Measurements (Continued)

	Warrants to Purchase Preferred Stock
	2013	2012
	(unaudited)

Beginning balance at January 1,	$1,103	$1,127
Mark-to-market income before reclassifications	(313)	(19)
Reclassification to additional paid-in capital	(790)	—
Ending balance at September 30,	$—	$1,108

Contingent
Consideration on
Acquisition(1)
2012
(unaudited)
Beginning balance at January 1,	$817
Mark-to-market expense before reclassifications	46
Settlement of contingent consideration	(863)
Ending balance at September 30,	$—

(1)         On February 11, 2011, the Company acquired all of the outstanding equity of Transpera. The purchase price included contingent consideration consisting of up to 169,131 shares of the Company’s common stock payable on the one year anniversary of the closing of the acquisition based on certain performance criteria being achieved. In arriving at the value of the contingent consideration, the Company used a valuation model based on future expectations combined with management’s judgment. In the then-absence of a public trading market, the Company exercised judgment and considered numerous objective and subjective factors to determine the fair value of the Company’s common stock.

4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	September 30,	December 31,
	2013	2012
	(unaudited)

Prepaid expenses	$856	$790
Prepaid insurance	630	8
Prepaid taxes	314 3	155
Other current assets	1	—
Total prepaid expenses and other current assets	$1,801	$953

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

5.  Property and Equipment, Net

	September 30,	December 31,
	2013	2012
	(unaudited)
Cost:
Computer hardware	$3,343	$2,885
Leasehold improvements	1,219	849
Furniture and fixtures	1,077	765
Computer software	475	545
Office equipment	61	28
	6,175	5,072
Accumulated depreciation	(3,342)	(3,077)
Total property and equipment, net of accumulated depreciation	$2,833	$1,995

The depreciation expense related to property and equipment was $362 and $342 for the three months ended September 30, 2013 and 2012, respectively, and $919 and $849 for the nine months ended September 30, 2013 and 2012, respectively.

The Company recorded a reduction of $654 and $229 to the cost and accumulated depreciation of fully depreciated equipment and leasehold improvements no longer in use for the nine months ended September 30, 2013 and 2012, respectively.

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,		December 31,
	2013		2012
	(unaudited)

Trade accounts payable	$23,386		$15,191
Accrued compensation, benefits and payroll taxes	3,772		3,627
Accrued cost of sales	1,084		1,058
Other payables and accrued expenses	1,850	(1)	1,199
Total accounts payable and accrued expenses	$30,092		$21,075

(1)         Includes approximately $1,782 of expenses incurred in connection with the Company’s IPO.

7.  Credit Facility and Accrued Interest Expense

On February 7, 2010, the Company amended its then existing loan and security agreement with Silicon Valley Bank (“SVB”). As amended, the loan and security agreement provided for a $7,000 revolving working capital credit facility. The credit facility includes customary conditions to borrowing, covenants and events of default. The credit facility also contains a financial covenant requiring that the ratio of current assets to current liabilities (excluding deferred revenue) be at least 1.25 to 1. As collateral for its obligations under the credit facility, the Company granted a first priority security interest to SVB in all assets of the Company other than intellectual property. The Company has agreed not to pledge its intellectual property as collateral without SVB’s prior written consent.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

 (unaudited)

7.  Credit Facility and Accrued Interest Expense (Continued)

On December 31, 2011, the Company expanded the borrowing capacity under the credit facility to the lesser of $25,000 and a borrowing base equal to 80% of eligible accounts receivable.  Furthermore, on such date the credit facility was amended to, among other things, revise the interest rate to SVB’s prime rate plus 0.5% and provide for a termination date of December 30, 2014. The Company had $6,000 aggregate principal amount of borrowings outstanding under the facility as of December 31, 2012.

On July 30, 2013, the Company repaid $6,033, in principal borrowings and accrued interest expense.  As of September 30, 2013 the Company did not have any outstanding borrowings under the credit facility.  The Company was in compliance with all covenants under the credit facility as of each September 30, 2013 and December 31, 2012.

8.  Warrants to Purchase Preferred Stock and Common Stock

In connection with the Company’s entry into, and subsequent amendments of, its credit facility in 2010, 2008 and 2007, warrants to purchase preferred stock were issued to SVB.  In addition, with the acquisition of ScanScout in 2010, the Company exchanged ScanScout’s pre-acquisition preferred stock warrants into warrants for the new series of preferred stock that was issued as part of the acquisition.

The warrants are exercisable at any time prior to expiration.  Freestanding warrants and other similar instruments on shares that are redeemable (either put-able or mandatorily redeemable) are accounted for as liabilities, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity.

The following table summarizes the Company’s outstanding warrants to purchase preferred stock as of December 31, 2012:

					Fair Value
					as of
	Grant	Expiration	Exercise	Warrants	December 31,
	Date	Date	Price	Outstanding	2012

Series A	June 7, 2007	June 7, 2017	$1.27	35,520	$299
Series B-1	December 8, 2008	December 7, 2018	$4.86	33,930	246
Series C	February 8, 2010	February 8, 2020	$3.79	31,659	245
Series 1	December 8, 2010	June 30, 2017	$2.46	31,130	256
Series 3	December 8, 2010	February 6, 2015	$5.75	8,694	57
Totals				140,933	$1,103

Mark-to-market income related to the fair value measurement of the warrants were $136 and $5 for the three months ended September 30, 2013 and 2012, respectively, and $313 and $19 for the nine months ended September 30, 2013 and 2012, respectively.

On July 2, 2013, in connection with the closing of the Company’s IPO, these warrants to purchase preferred stock were converted into warrants to purchase 142,534 shares of common stock (refer to note 2), which includes an anti-dilution adjustment to the conversion ratio of the Series B-1 warrants to purchase preferred stock.  This conversion resulted in the warrants being reclassified to additional paid-in capital (refer to note 2).

On July 25, 2013, SVB exercised, in full, the following warrants to acquire common stock pursuant to a cashless net exercise: (i) warrants to acquire 17,607 shares of common stock, net of 14,052 shares of common stock tendered to the Company, at an exercise price of $3.79 per share, with an expiration date of February 8, 2020, (ii) warrants to acquire 16,210 shares of common stock, net of 19,321 shares of common stock tendered to the Company, at an exercise price of $4.64 per share, with an expiration date of December 7, 2018 and (iii) warrants to acquire 30,250 shares of common stock, net of 5,270

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

 (unaudited)

8.  Warrants to Purchase Preferred Stock and Common Stock (Continued)

shares of common stock tendered to the Company, at an exercise price of $1.27 per share, with an expiration date of June 7, 2017.  The number of shares tendered to the Company to satisfy the exercise price for the warrants was based on the closing price of the Company’s common stock on July 24, 2013.  In aggregate, the Company issued 64,067 shares of common stock to SVB in connection with these exercises.

The following table summarizes the Company’s outstanding warrants to purchase common stock as of September 30, 2013:

Grant	Expiration	Exercise	Warrants
Date	Date	Price	Outstanding

December 8, 2010	June 30, 2017	$2.46	31,130
December 8, 2010	February 6, 2015	$5.75	8,694
			39,824

9.  Commitments and Contingencies

Letters of Credit

At September 30, 2013 and December 31, 2012, the Company had outstanding letters of credit of $600 and $1,221, respectively, related to two office spaces in New York, New York and Boston, Massachusetts.

Legal Contingencies

During the normal course of the business, the Company is occasionally involved with various claims and litigation.  Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated.  As of each September 30, 2013 and December 31, 2012, no material reserves were recorded.  No reserves are established for losses which are only reasonably possible.  The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any.  Based upon the Company’s experience, current information and applicable law, it does not believe it is reasonably possible that any proceedings or possible related claims will have a material effect on its financial statements.

10.  Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)

Reverse Stock Split

On June 13, 2013, the Company’s board of directors and stockholders approved an amendment and restatement of the Company’s amended and restated certificate of incorporation effecting a 1-for-1.5 reverse stock split of the Company’s issued and outstanding shares of common stock, preferred stock and the renaming of the Series I common stock to common stock.  The par value of the common stock was not adjusted as a result of the reverse stock split.  The original issue prices for all series of preferred stock were proportionately adjusted to reflect the reverse stock split.  All authorized, issued and outstanding shares of common stock, preferred stock and per share amounts presented in the unaudited interim consolidated financial statements have been retroactively adjusted to reflect this reverse stock split and the renaming of the “Series I common stock” to “common stock” for all periods presented.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

 (unaudited)

10.  Preferred Stock, Common Stock and Stockholders’ Equity (Deficit) (Continued)

Amended and Restated Certificate of Incorporation

On July 2, 2013, the Company’s board of directors and stockholders approved an amendment and restatement of the Company’s amended and restated certification of incorporation to, among other things, (i) increase the total number of shares of the Company’s common stock which the Company is authorized to issue to 250,000,000 shares, (ii) eliminate all references to the various series of preferred stock that were previously authorized (including certain protective measures held by the various series of preferred stock), except for the reference to 10,000,000 shares of undesignated preferred stock that may be issued, and with terms to be set, by the Company’s board of directors, which rights could be senior to those of the Company’s common stock, and (iii) eliminate all references to the series II common stock.

Preferred Stock

As of December 31, 2012, the authorized capital stock of the Company consists of 32,742,929 shares of preferred stock, $0.0001 par value per share.

As of September 30, 2013, there were no outstanding shares of preferred stock, refer to note 2.

Preferred stock consists of the following as of December 31, 2012:

Series	Issued	Authorized	Issued and Outstanding	Original Issue Price	Liquidation Preference	Carrying Value as of December 31, 2012

Series A	September 2006	6,861,975	6,826,451	$1.2669	$8,648	$8,402
Series B	December 2007	3,500,732	3,500,729	$3.1422	$11,000	10,949
Series B-1	May 2008	548,032	514,102	$4.8629	$2,500	2,479
Series C	February and	5,308,216	5,276,554	$3.7904	$20,000	19,932
Series D	April 2010	5,453,975	5,453,970	$7.3341	$40,000	39,931
Series E	December 2010	238,000	236,108	$8.0051	$1,890	1,890
Series 1	December 2010	979,333	947,711	$2.4575	$2,329	5,217
Series 2	December 2010	1,822,000	1,821,455	$4.1387	$7,538	12,404
Series 3	December 2010	937,333	928,054	$5.7507	$5,337	7,517
Series 4	December 2010	3,093,333	3,092,932	$2.7548	$8,520	17,722
Series F	September 2011	4,000,000	3,965,126	$9.3314	$37,000	36,023
		32,742,929	32,563,192			$162,466

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

 (unaudited)

10.  Preferred Stock, Common Stock and Stockholders’ Equity (Deficit) (Continued)

Dividends

The holders of preferred stock, which are no longer outstanding as of September 30, 2013, were entitled to receive, when and if declared by the Board of Directors out of funds legally available, dividends at the following annual rates:

Series	Dividend Rate
Series A	$0.10140
Series B	$0.25140
Series B-1	$0.38910
Series C	$0.30330
Series D	$0.58680
Series E	$0.64035
Series 1	$0.19665
Series 2	$0.33105
Series 3	$0.46005
Series 4	$0.22035
Series F	$0.74655

The terms of the preferred stock, which are no longer outstanding as of September 30, 2013, provided that no dividends or other distributions would be made with respect to common stock until all declared dividends on the preferred stock had been paid.  No dividends have been declared or paid by the Company through the date of this report.

Conversion

All shares of preferred stock, which are no longer outstanding as of September 30, 2013, automatically converted into common stock upon the closing of the Company’s IPO on July 2, 2013 (refer to note 2).  Except for the Series B-1 and Series F preferred stock, all preferred stock converted on a one for one basis.  The Series B-1 preferred stock converted into common stock on a 1:1.04719 basis and the Series F preferred stock converted into common stock in accordance with the Series F preferred stock ratchet provision described below under the heading “Series F Preferred Stock Ratchet Provision.”

Liquidation Preferences

The preferred stock, which is no longer outstanding as of September 30, 2013, entitled its holders to a liquidation preferences over common stockholders based on the series of preferred stock held.  In the event of liquidation, dissolution, or winding up of the Company, each holder of preferred stock was entitled to be paid out of available assets on a pro-rata basis based on the liquidation preference of each series plus all declared but unpaid dividends.  After the preferential amounts had been distributed by the Company, the holders of preferred stock would then participate with the common stockholders in the distribution of remaining available assets.

Voting

Each holder of a share of outstanding preferred stock, which are no longer outstanding as of September 30, 2013, was entitled to the number of votes equal to the number of shares of common stock into which the shares of convertible preferred stock so held could be converted.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

 (unaudited)

10.  Preferred Stock, Common Stock and Stockholders’ Equity (Deficit) (Continued)

Series F Preferred Stock Ratchet Provision

The terms of the Series F preferred stock, which are no longer outstanding as of September 30, 2013, provided that the ratio at which each share of such series automatically converted into shares of common stock would increase, from a 1:1 basis, if a qualified IPO price was below $13.997 per share, which represents the original issue price of $9.3314 (the “conversion price”) adjusted for other anti-dilution provisions pursuant to the terms of the Series F preferred stock.  The Company therefore concluded that such conversion ratio and conversion price are contingently adjustable based on a future event and such effects will not be recognized in earnings until such contingency has been resolved, in this case July 2, 2013.

Based on the Company’s IPO price of $10.00 per share, the conversion ratio automatically increased to a 1:1.3997 basis, with the conversion price automatically adjusting and decreasing to $6.6667 (the “adjusted conversion price”).  As a result, on July 2, 2013 upon the closing of the Company’s IPO, the outstanding shares of Series F preferred stock automatically converted into an aggregate total of 5,549,989 shares of common stock, which included 1,584,863 additional shares of common stock related to the ratchet provision described above.

As the fair value of the common stock to be received upon conversion (the IPO price of $10.00 per share) of the Series F preferred stock was greater than the adjusted conversion price, the conversion of the Series F preferred stock resulted in a beneficial conversion feature, analogous to a preferred stock dividend.  The beneficial conversion feature was calculated as the difference between the number of shares of common stock each holder of such series would receive upon the automatic conversion and the number of shares contingently issuable just prior to the automatic conversion based on the initial conversion price multiplied by the IPO price of $10.00 per share, which represents the fair value of the common stock on the date of conversion.  On July 2, 2013, the Company recorded a one-time $15,849 non-cash preferred stock deemed dividend related to the issuance of additional common shares resulting from the ratchet provision.  Such non-cash preferred stock deemed dividend results in an increase to net loss to arrive at net loss attributable to common stockholders and, consequently, results in an adjustment to the Company’s computation of net loss attributable to common stockholders per share.

Common Stock

As of December 31, 2012, the Company had two classes of $0.0001 par value common stock as follows:

	Authorized	Outstanding
	as of	as of
Series	December 31, 2012	December 31, 2012

Common stock	50,000,000	6,674,905
Series II	2,333,333	1,047,357
Total common stock	52,333,333	7,722,262

The Company’s two classes of common stock were identical in all significant respects.  Each share was entitled to one vote and both classes of shares were subordinate to the preferred stock in the payment of dividends and liquidation preferences.  The Series II common stock automatically converted into common stock upon the closing of the Company’s IPO on July 2, 2013 (refer to note 2).  Following the Company’s IPO, the Company has one class of common stock.

As of September 30, 2013, the authorized capital stock of the Company consists of 250,000,000 shares of common stock, with 49,638,808 shares of common stock outstanding as of such date.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

 (unaudited)

11.  Changes in Accumulated Other Comprehensive Income

The following table provides the components of accumulated other comprehensive income:

		Unrealized
		Gain On
	Foreign	Short-term
	Currency	Investments
	Translation	Available
	Adjustment	For Sale	Total
Beginning Balance at July 1, 2013	$195	$—	$195
Other comprehensive income before reclassifications	50	—	50
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending Balance at September 30, 2013	$245	$—	$245

		Unrealized
		Gain On
	Foreign	Short-term
	Currency	Investments
	Translation	Available
	Adjustment	For Sale	Total
Beginning Balance at July 1, 2012	$392	$—	$392
Other comprehensive loss before reclassifications	(25)	—	(25)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending Balance at September 30, 2012	$367	$—	$367

		Unrealized
		Gain On
	Foreign	Short-term
	Currency	Investments
	Translation	Available
	Adjustment	For Sale	Total
Beginning Balance at January 1, 2013	$345	$—	$345
Other comprehensive loss before reclassifications	(100)	—	(100)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending Balance at September 30, 2013	$245	$—	$245

		Unrealized
		Gain On
	Foreign	Short-term
	Currency	Investments
	Translation	Available
	Adjustment	For Sale	Total
Beginning Balance at January 1, 2012	$403	$(7)	$396
Other comprehensive loss before reclassifications	(36)	—	(36)
Amounts reclassified from accumulated other comprehensive income	—	7	7
Ending Balance at September 30, 2012	$367	$—	$367

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

12.  Stock-Based Compensation

The Company included stock-based compensation expense related to all of the Company’s stock- based awards in various operating expense categories for the three and nine months ended September 30, 2013 and 2012 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
Technology and development	$142	$106	$391	$312
Sales and marketing	317	247	883	776
General and administrative	459	375	1,145	1,131
Total stock-based compensation expense	$918	$728	$2,419	$2,219

Stock-Based Incentive Plans

On June 26, 2013, the Company adopted the 2013 Equity Incentive Plan (“2013 Plan”).  The Company has stock option awards outstanding under four stock-based incentive plans as of December 31, 2012 and under five stock-based incentive plans as of September 30, 2013, including, in each case, two plans that were assumed as part of the acquisition of ScanScout.  The Company has restricted stock unit awards outstanding under its 2013 Plan.

Plan Provisions Under the 2013 Equity Incentive Plan

Upon the effectiveness of the Company’s IPO, the Board of Directors determined that the 2013 Plan would be the only plan under which stock-based awards will be issued by the Company on a going-forward basis.  The 2013 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards; however, only incentive and non-qualified stock option awards and restricted stock unit awards have been issued through September 30, 2013 under the 2013 Plan.  The 2013 Plan states that awards may be granted to such non-employee directors, officers, employees and consultants as the Board of Directors shall in its discretion select.  Only employees of the Company are eligible to receive grants of incentive stock option awards.  Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant.  Stock option grants generally vest over periods up to four years, with the first 25% of the grant vesting after one year, and monthly vesting thereafter.  Stock option grants generally have a term not to exceed a total of 10 years.  Restricted stock unit awards are generally granted at the fair market value of the Company’s common stock on the date of grant.  Restricted stock unit awards granted to our non-employee directors generally vest after a period of one year, with 100% vesting on the vesting date.  As of September 30, 2013, there were 972,139 shares of common stock that may be issued pursuant to stock-based awards available for issuance under the 2013 Plan.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

12.  Stock-Based Compensation (Continued)

Stock Option Awards Outstanding

The following table presents a summary of the Company’s stock option award activity under all plans and related information, without regard for estimated forfeitures, for the nine months ended September 30, 2013:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price		Price		Price
	Exercisable	Per Share	Non-vested	Per Share	Outstanding	Per Share

Stock option awards outstanding as of December 31, 2012	3,895,442	$2.36	2,984,477	$4.55	6,879,919	$3.30
Stock option awards granted	—	$—	860,380	$7.52	860,380	$7.52
Stock option awards forfeited	(69,162)	$4.06	(320,191)	$4.96	(389,353)	$4.80
Stock option awards exercised	(180,163)	$2.73	—	$—	(180,163)	$2.73
Stock option awards vested	918,653	$3.98	(918,653)	$3.98	—	$—
Stock option awards outstanding as of September 30, 2013	4,564,770	$2.64	2,606,013	$5.67	7,170,783	$3.74

The weighted average grant date fair value of stock option awards granted during the nine months ended September 30, 2013 was $3.76 per share.  As previously discussed, stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.  The total intrinsic value of stock option awards exercised during the nine months ended September 30, 2013 was $993.  Cash proceeds received from stock option awards exercised for the nine months ended September 30, 2013 was $492.

The total fair value of stock option awards that vested during the nine months ended September 30, 2013 was $1,930.  There was $5,896 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of September 30, 2013.  This cost is expected to be recognized over a weighted-average period of 2.68 years.

Restricted Stock Unit (RSU) Awards Outstanding

The following table presents a summary of the Company’s restricted stock unit award activity under all plans and related information, without regard for estimated forfeitures, for the nine months ended September 30, 2013:

		Weighted Average
	Restricted	Grant Date
	Stock Unit	Fair Value
	Awards	Per Share
Restricted stock unit awards outstanding as of December 31, 2012	—	$—
Restricted stock unit awards granted	80,119	$9.67
Restricted stock unit awards forfeited	(10,000)	$10.00
Restricted stock unit awards restriction lapses	—	$—
Restricted stock unit awards outstanding as of September 30, 2013	70,119	$9.63

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

12.  Stock-Based Compensation (Continued)

Restricted
Stock Unit
Awards

Aggregate grant date fair value of restricted stock unit awards outstanding as of September 30, 2013	$675

Number of restricted stock unit awards vested during the nine months ended September 30, 2013	—

Number of restricted stock unit awards non-vested as of September 30, 2013	70,119

There was $566 of total unrecognized compensation cost related to non-vested restricted stock unit awards.  This cost is expected to be recognized over a weighted-average period of one year.

13.  Net Loss Attributable to Common Stockholders Per Share of Common Stock

Basic net loss attributable to common stockholders per share excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period.

Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for warrants to purchase preferred stock, warrants to purchase common stock, preferred stock, stock option awards and restricted stock unit awards.  Due to the Company’s net loss, (i) warrants to purchase preferred stock, (ii) warrants to purchase common stock, (iii) preferred stock, (iv) stock option awards, and (v) restricted stock unit awards were not included in the computation of diluted net loss attributable to common stockholders per share, as the effects would be anti-dilutive.  Accordingly, basic and diluted net loss attributable to common stockholders per share is equal for the following periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
Numerator:
Net loss	$(2,243)	$(1,675)	$(7,675)	$(15,582)
Series F preferred stock deemed dividend	(15,849)	—	(15,849)	—
Net loss attributable to common stockholders	$(18,092)	$(1,675)	$(23,524)	$(15,582)

Denominator:
Weighted average number of shares of common stock outstanding for basic and diluted net loss attributable to common stockholders per share	49,115,766	7,541,832	21,686,759	7,440,430

Basic and diluted net loss attributable to common stockholders per share	$(0.37)	$(0.22)	$(1.08)	$(2.09)

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

13.  Net Loss Attributable to Common Stockholders Per Share of Common Stock (Continued)

The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss attributable to common stockholders per share because the effect is anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)

Warrants to purchase preferred stock	—	140,933	—	140,933
Warrants to purchase common stock	39,824	—	39,824	—
Preferred stock	—	32,563,192	—	32,563,192
Stock option awards	7,170,783	6,800,481	7,170,783	6,800,481
Restricted stock unit awards	70,119	—	70,119	—
Total anti-dilutive securities	7,280,726	39,504,606	7,280,726	39,504,606

14.  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	September 30,
	2013	2012
	(unaudited)
Supplemental disclosure of cash flow activities
Cash paid for income taxes	$147	$108
Cash paid for interest expense	$127	$169

Supplemental disclosure of non-cash investing activities
Common stock issued in connection with the acquisition of Transpera, Inc.	$—	$863

Supplemental disclosure of non-cash financing activities
Common stock issued in connection with the conversion of preferred stock	$162,657	$—
Common stock issued in connection with the Series F preferred stock deemed dividend	$15,849	$—
Reclassification of liability warrants to equity warrants	$790	$—

15.  Segment and Geographic Information

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

15.  Segment and Geographic Information (Continued)

Substantially all assets were held in the United States as of September 30, 2013 and December 31, 2012.  The following table summarizes revenue generated through sales personnel employed by the Company’s U.S. and non-U.S. subsidiaries for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
Revenue
Domestic	$34,517	$29,224	$93,221	$69,480
International	750	950	2,276	3,172
Total	$35,267	$30,174	$95,497	$72,652

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in our prospectus dated June 26, 2013, filed with the SEC on June 27, 2013 pursuant to Rule 424(b)(4) under the Securities Act (File No. 333-188813).  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations.  Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings.  You should not rely upon forward-looking statements as predictions of future events.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  We will disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.tremorvideo.com), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls and webcasts.

Overview

Tremor Video, Inc., or Tremor, we or us, is a leading provider of technology-driven video advertising solutions enabling brand advertisers to engage consumers across multiple internet-connected devices including computers, smartphones, tablets and connected TVs.  Our clients include some of the largest brand advertisers in the world including all of the top 10 automakers and 9 of the top 10 consumer packaged goods companies.  Our relationships with leading brand advertisers and their agencies have helped us create a robust online video ecosystem that includes close to 500 premium websites and mobile applications, nearly 200 of which partner with us on an exclusive basis.  Our proprietary technology, VideoHub, analyzes in-stream video content, detects viewer and system attributes, and leverages our large repository of stored data to optimize video ad campaigns for brand-centric metrics.  VideoHub also provides advertisers and agencies with advanced analytics and measurement tools enabling them to understand why, when and where viewers engage with their video ads.

Our VideoHub technology is the backbone of the Tremor Video Network through which we offer advertisers access to engaged consumers at scale in brand safe environments across multiple devices.  We derive substantially all of our revenue by delivering in-stream video advertising on behalf of a diversified base of brand advertisers in the United States through the Tremor Video Network.  For the three months ended September 30, 2013 and 2012, our in-stream video advertising revenue increased to $34.4 million from $28.9 million, or 19.0%, and for the nine months ended September 30, 2013 and 2012, our in-stream video advertising revenue increased to $92.8 million from $68.3 million, or 35.9%.

To further align the Tremor Video Network with the needs of brand advertisers, we offer a number of performance-based pricing models for in-stream video advertisements.  These models include cost per engagement, or CPE, pricing where we are compensated only when viewers actively engage with advertisers’ campaigns, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds, and cost per video completion, or CPVC, pricing where we are compensated only when a viewer completes the video ad.  We believe our performance-based pricing models have higher gross margins than traditional cost per thousand impressions, or CPM, pricing models, which are based solely on the number of ad impressions delivered, because we are often able to serve our advertisers’ performance goals with a lower number of purchased impressions.  As viewers increase time spent viewing video on internet-connected devices such as smartphones and tablets, we expect brand advertisers to devote increasing amounts of advertising spend to these channels.  Smartphones and tablets are inherently interactive and we believe that our in-stream advertising capabilities and higher margin CPE pricing model is well suited to address the growing market for mobile video ads.  As a percentage of total revenue, revenue attributable to performance-based pricing, such as CPE and CPVC, for the three months ended September 30, 2013 and 2012 was 26.1% and 27.3%, respectively, and revenue attributable to performance-based pricing for the nine months ended September 30, 2013 and 2012 was 31.5% and 21.7%, respectively.  We are focused on increasing the sales of video ad campaigns with performance-based pricing to drive revenue growth and increased margins.

In October 2013, we introduced additional performance-based pricing models where we are compensated only when a campaign results in a positive shift in the consumer’s favorability or intent towards a brand (which we refer to as cost per brand-shift, or CPS) or when a consumer’s intent is shifted away from a competing brand (which we refer to as cost per conquest, or CPQ).  Building on our CPVC offering, we also announced a new pricing model where we are only compensated when a video ad is both completed and viewable by the viewer for the duration of the ad (which we refer to as CPV&C).  We will continue to offer our CPE-priced and CPVC-priced offerings in addition to these newly announced performance-based pricing models.

In addition to our performance-based pricing models, we also offer advertisers the ability to purchase campaigns on a CPM-basis with a guaranteed demographic reach, or demo guarantees, where an advertiser pays based on the number of impressions that are delivered to a target demographic.  For the three months ended September 30, 2013, campaigns sold with demo guarantees had lower gross margins than CPM-priced campaigns that were sold without demo guarantees.

In 2012, we also began licensing VideoHub technology to advertisers and agencies through an intuitive, customizable user interface, which we call VideoHub for Advertisers, or VHA.  VHA affords advertisers transparency and analytical tools to measure the effectiveness of video ad campaigns across all of their video ad buys, whether or not those campaigns are run through the Tremor Video Network.  During the three and nine months ended September 30, 2013, we generated $0.9 million and $2.4 million, respectively, of licensing revenue from VHA and our publisher solutions, and we expect licensing revenue to increase in future periods.  We believe that our margins on our licensing revenue will be higher than those for the Tremor Video Network. We are also continuing to invest in the development of programmatic buying solutions for brand advertisers. We recently introduced a buying platform, which we are currently testing with select partners, through which brand advertisers can programmatically buy video ad inventory on brand-centric metrics.

For the three months ended September 30, 2013, as compared to the same period of 2012, our revenue increased to $35.3 million from $30.2 million, or 16.9%, our gross margin decreased to 40.3% from 44.6% due in part to a decrease in the percentage of revenue derived from CPE and CPVC sales and an increase in the percentage of revenue derived from CPM-priced campaigns sold with demo guarantees, our net loss increased to $2.2 million from $1.7 million and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) decreased to a gain of $0.1 million from a gain of $0.7 million due in part to an increase in personnel-related costs and technology and development costs associated with expansion of our operations to facilitate our continued growth as well as costs of operating as a public company. For the nine months ended September 30, 2013 as compared to the same period of 2012, our revenue increased to $95.5 million from $72.7 million, or 31.4%, our gross margin improved to 43.6% from 40.2% due in part to the contribution of revenue derived from CPE and CPVC sales, our net loss decreased to $7.7 million from $15.6 million and our Adjusted EBITDA improved to a loss of $0.6 million from a loss of $8.5 million due to improvements in operating leverage in our business.

On July 2, 2013, we issued and sold 7,500,000 shares of common stock in our initial public offering, or IPO.  The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $5.3 million and offering expenses totaling approximately $3.1 million, were approximately $66.6 million.

Key Metrics

We monitor the key metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenue	$35,267	$30,174	$95,497	$72,652
Gross margin	40.3%	44.6%	43.6%	40.2%
Net loss	$(2,243)	$(1,675)	$(7,675)	$(15,582)
In-stream advertising revenue(1)	$34,357	$28,895	$92,770	$68,289
Adjusted EBITDA	$137	$653	$(633)	$(8,514)

(1)         In-stream advertising revenue is revenue we generate solely from the sale of in-stream video ads.

Revenue and Gross Margin

In the past, we generated a significant portion of revenue from the delivery of video display and banner ads, or in-banner video ads.  Beginning in 2011, we decided to focus our business on in-stream video advertising and to move away from in-banner video advertising.  We believe in-stream video ads are better suited for brand advertisers because they can be served to viewers immediately prior to or during the publisher’s content commanding attention when viewers are most engaged as opposed to in-banner video ads, which are served on the periphery of publisher content where viewers may not direct their attention.  As a result, revenue from the delivery of in-stream video ads has increased year over year as a percentage of our total revenue, and revenue from the delivery of in-banner video ads has decreased.  For the three months ended September 30, 2013 and 2012, our in-banner video advertising revenue was less than $0.1 million and $0.8 million, respectively, and for the nine months ended September 30, 2013 and 2012, our in-banner video advertising revenue was $0.3 million and $3.2 million, respectively.  On July 30, 2013, we announced that we would no longer sell in-banner video advertising and will focus solely on in-stream video advertising.  Accordingly, we do not expect to generate meaningful revenue from in-banner video ads in future periods. For the three months ended September 30, 2013, we believe that our revenue was negatively impacted by an increase in the prevalence of programmatic video ad buying. If there is a delay in, or failure to adopt, our programmatic buying solutions our revenue may be negatively impacted.

Historically, gross margin has been positively affected by campaigns priced on a performance basis.  As a percentage of total revenue, revenue attributable to performance-based pricing, such as CPE and CPVC, for the three months ended September 30, 2013 and 2012 was 26.1% and 27.3%, respectively, and for the nine months ended September 30, 2013 and 2012 was 31.5% and 21.7%, respectively.   For the three months ended September 30, 2013, CPM-priced campaigns sold with demo guarantees have lower gross margins than CPM-priced campaigns that were sold without demo guarantees, and our gross margin was negatively affected by an increase in the relative mix of CPM-priced campaigns sold with demo guarantees during such period compared to the prior year period. If the relative mix of CPM-priced campaigns sold with demo guarantees increases, our gross margin may be negatively affected.

In 2012, we also began to license VideoHub technology to advertisers and agencies through VHA.  In the near-term, we are investing in the further development of our programmatic buying solution, the enhancement of our VHA solution, and the expansion of our sales and support for these solutions.  Over time we expect the licensing portion of our business to become a more significant contributor to our operating results, which we believe would have a positive impact on our gross margin.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net loss	$(2,243)	$(1,675)	$(7,675)	$(15,582)
Adjustments:
Depreciation and amortization expense	1,581	1,510	4,576	4,468
Stock-based compensation expense	918	728	2,419	2,219
Interest and other expense (income), net	(139)	20	(196)	171
Income tax expense	20	70	243	210
Total net adjustments	2,380	2,328	7,042	7,068
Adjusted EBITDA	$137	$653	$(633)	$(8,514)

Components of Operating Results

We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue

We generate revenue primarily by delivering in-stream video advertisements for brand advertisers and agencies through the Tremor Video Network.  In 2012, we also began selling licenses to advertisers to use VHA.

We generally price delivery of our video ads on a CPM, CPE or CPVC basis.  We recognize revenue for video ad delivery through the Tremor Video Network upon the delivery of impressions served for CPM-priced ad campaigns without demo guarantees, upon delivery of each impression served to a target demographic as validated by a third-party for CPM-priced ad campaigns with demo guarantees, engagement by the consumer with a video ad for CPE-priced ad campaigns and the completion of a video ad for CPVC-priced ad campaigns.  The prices we charge our clients also vary depending upon the ad format chosen and the device type through which the campaign runs, but are generally consistent across computers, smartphones and tablets.  We offer our Tremor Video Network solution to advertisers by entering into insertion orders with ad agencies on behalf of advertisers.  These insertion orders are generally cancellable upon short notice and without penalty consistent with standard terms and conditions for the purchase of internet advertising for media buys one year or less published by the Interactive Advertising Bureau.

We recently began generating revenue from licenses of VHA to advertisers and agencies.  We provide basic VHA access to advertisers and agencies with respect to their video ad campaigns running through the Tremor Video Network and charge a license fee for advanced analytics.  We also license VHA for a fee to advertisers and agencies for video advertising campaigns running outside the Tremor Video Network.  The license fee varies depending upon the level of access to our video advertising analytics and the volume of impressions being analyzed through VHA.  We recognize revenue with respect to this solution on a CPM basis based upon the number of impressions being analyzed in a given month. In limited cases, we charge a minimum monthly fee.  Typically, our license terms are for one year periods.  During the three and nine months ended September 30, 2013 and during 2012, we also generated licensing revenue from our publisher focused solutions, including certain assets acquired from Tube Mogul, Inc., or TubeMogul, in January 2012.

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

Operating Expenses

Operating expenses consist of technology and development, sales and marketing, general and administrative and depreciation and amortization expenses.  Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of these expense categories other than depreciation and amortization expenses.  We grew to 287 employees at September 30, 2013 from 263 employees at June 30, 2013, and we expect to continue to hire new employees in order to support our anticipated revenue growth.  We include stock-based compensation expense in connection with the grant of stock options or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function.

Technology and Development Expense. Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for development, network operations and engineering personnel.  Additional expenses in this category include costs related to the development, quality assurance and testing of new technology and maintenance and enhancement of existing technology and infrastructure as well as consulting, travel and other related overhead.  We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support.  Due to the rapid development and changes in our business, we have expensed technology and development expenses in the same year that the costs are incurred.  The number of employees in technology and development functions grew to 79 employees at September 30, 2013 from 72 employees at June 30, 2013.  We intend to continue to invest in our technology and development efforts by hiring additional personnel and by using outside consulting firms for various initiatives.  We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

Sales and Marketing Expense.  Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing and creative employees and our advertiser focused, publisher focused and licensing solution focused sales and sales support employees.  Additional expenses in this category include marketing programs, consulting, travel and other related overhead.  The number of employees in sales and marketing functions grew to 173 employees at September 30, 2013 from 162 employees at June 30, 2013.  We expect our sales and marketing expense to increase in the foreseeable future as we continue to grow the Tremor Video Network, further increase the number of our licensing solution focused sales and marketing professionals and expand our marketing activities.

General and Administrative Expense. General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees.  Included in general and administrative expenses are consulting and professional fees, including legal, accounting and investor relations fees, insurance, costs associated with compliance with the Sarbanes-Oxley Act and other public company corporate expenses, travel and other related overhead.  The number of employees in general and administrative functions grew to 35 employees at September 30, 2013 from 29 employees at June 30, 2013.  We expect our general and administrative expenses to increase in absolute dollars as a result of becoming and operating as a public company and the continuing growth of our business.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consist primarily of interest income, interest expense, foreign exchange transaction gains and losses, and mark-to-market income (expense).  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense consists primarily of the interest incurred on outstanding borrowings under our credit facility.  As of September 30, 2013, we did not have any outstanding borrowings under our credit facility.  Mark-to-market income (expense) consists primarily of income (expense) related to our preferred stock warrant liability.  As of September 30, 2013, we no longer have any preferred stock warrant liability outstanding.

Results Of Operations

Three and Nine Months Ended September 30, 2013 and 2012

The following table is a summary of our consolidated statement of operations data for each of the periods indicated.  The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(dollars in thousands)
Consolidated Statement of Operations Data:
Revenue	$35,267	100.0%	$30,174	100.0%	$95,497	100.0%	$72,652	100.0%
Cost of revenue	21,057	59.7	16,704	55.4	53,869	56.4	43,453	59.8
Gross profit	14,210	40.3	13,470	44.6	41,628	43.6	29,199	40.2
Operating expenses:
Technology and development	2,833	8.0	2,215	7.3	8,348	8.7	5,862	8.1
Sales and marketing	9,477	26.9	8,869	29.4	28,263	29.6	26,079	35.9
General and administrative	2,681	7.6	2,461	8.2	8,069	8.5	7,991	11.0
Depreciation and amortization	1,581	4.5	1,510	5.0	4,576	4.8	4,468	6.1
Total operating expenses	16,572	47.0	15,055	49.9	49,256	51.6	44,400	61.1

Loss from operations	(2,362)	(6.7)	(1,585)	(5.3)	(7,628)	(8.0)	(15,201)	(20.9)
Interest and other income (expense), net	139	0.4	(20)	(0.1)	196	0.2	(171)	(0.2)

Loss before income taxes	(2,223)	(6.3)	(1,605)	(5.4)	(7,432)	(7.8)	(15,372)	(21.1)
Income tax expense	(20)	(0.1)	(70)	(0.2)	(243)	(0.2)	(210)	(0.3)
Net loss	$(2,243)	(6.4)%	$(1,675)	(5.6)%	$(7,675)	(8.0)%	$(15,582)	(21.4)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(dollars in thousands)
Other Financial Data:
In-stream advertising revenue	$34,357	97.4%	$28,895	95.8%	$92,770	97.1%	$68,289	94.0%
Adjusted EBITDA	137	N/A	653	N/A	(633)	N/A	(8,514)	N/A

	Three Months Ended September 30,		Change Increase/(Decrease)		Nine Months Ended September 30,		Change Increase/(Decrease)
	2013	2012	Amount	Percentage	2013	2012	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
Revenue	$35,267	$30,174	$5,093	16.9%	$95,497	$72,652	$22,845	31.4%

Revenue

The increase in revenue during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to a $5.5 million increase in our in-stream video advertising revenue, representing 18.9% growth period-over-period and a $0.5 million increase in revenue from our licensing solutions. The increase in revenue was partially offset by a $0.8 million reduction in in-banner video advertising revenue to less than $0.1 million due to our decision in 2011 to focus on the sale of in-stream video advertising and de-emphasize in-banner advertising.

The increase in revenue during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily attributable to a $24.5 million increase in our in-stream video advertising revenue, representing 35.9% growth period-over-period and a $1.3 million increase in revenue from our licensing solutions.  The increase in revenue was partially offset by a $2.9 million reduction in in-banner video advertising revenue to $0.3 million due to our decision in 2011 to focus on the sale of in-stream video advertising and de-emphasize in-banner advertising.

	Three Months Ended September 30,		Change Increase/(Decrease)		Nine Months Ended September 30,		Change Increase/(Decrease)
	2013	2012	Amount	Percentage	2013	2012	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$21,057	$16,704	$4,353	26.1%	$53,869	$43,453	$10,416	24.0%
Gross profit	14,210	13,470	740	5.5	41,628	29,199	12,429	42.6
Gross margin	40.3%	44.6%			43.6%	40.2%

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was driven primarily by $4.7 million of increased video advertising inventory costs, resulting from our revenue increase, which was partially offset by a $0.1 million decrease in data, ad serving, hosting and research costs.  The increase in our gross profit during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was driven by a 16.9% increase in revenue partially offset by a 26.1% increase in our cost of revenue.

The increase in cost of revenue during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was driven primarily by $10.7 million of increased video advertising inventory costs, resulting from our revenue increase, and a $1.0 million increase in data, ad serving, hosting and research costs. The increase in our gross profit during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was driven by a 31.4% increase in revenue partially offset by a 24.0% increase in our cost of revenue.

The 4.3 percentage point decline in our gross margin during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to a decrease in the relative mix of our performance-priced ad campaigns and an increase in the relative mix of CPM-priced campaigns sold with demo guarantees.  The 3.4 percentage point improvement in our gross margin during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily attributable to an increase in the relative mix of our performance-priced ad campaigns to our CPM-priced ad campaigns as well as greater operational efficiency.  Historically, our performance-priced ad campaigns have had higher gross margins than our traditional CPM priced campaigns.  For the three months ended September 30, 2013, CPM-priced campaigns sold with demo guarantees have lower gross margins than CPM-priced campaigns that were sold without demo guarantees.

	Three Months Ended September 30,		Change Increase/(Decrease)		Nine Months Ended September 30,		Change Increase/(Decrease)
	2013	2012	Amount	Percentage	2013	2012	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
Technology and development	$2,833	$2,215	$618	27.9%	$8,348	$5,862	$2,486	42.4%
% of Total Revenue	8.0%	7.3%			8.7%	8.1%

Technology and Development

The increase in technology and development expense during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to a $0.5 million increase in salaries, incentive compensation, stock-based compensation costs and other personnel-related costs associated with the increase in headcount and a $0.2 million increase in recruiting fees and overhead costs.  This was partially offset by a $0.1 million decrease in consulting fees.

The increase in technology and development expense during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily attributable to a $1.8 million increase in salaries, incentive compensation, stock-based compensation costs and other personnel-related costs associated with the increase in headcount and a $0.7 million increase in recruiting fees, professional development, travel and entertainment and overhead costs.

	Three Months Ended September 30,		Change Increase/(Decrease)		Nine Months Ended September 30,		Change Increase/(Decrease)
	2013	2012	Amount	Percentage	2013	2012	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$9,477	$8,869	$608	6.9%	$28,263	$26,079	$2,184	8.4%
% of Total Revenue	26.9%	29.4%			29.6%	35.9%

Sales and Marketing

The increase in sales and marketing expense during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to a $0.4 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs and a $0.6 million increase in travel and entertainment, professional fees and overhead costs as we increased the number of sales and marketing personnel to support our expanding advertiser base.  These increases were partially offset by a $0.4 million decrease in marketing costs, recruiting fees and consulting costs.

The increase in sales and marketing expense during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily attributable to a $1.6 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs and a $1.7 million increase in travel and entertainment and overhead costs as we increased the number of sales and marketing personnel to support our expanding advertiser base.  These increases were partially offset by a $1.1 million decrease in marketing costs.

	Three Months Ended September 30,		Change Increase/(Decrease)		Nine Months Ended September 30,		Change Increase/(Decrease)
	2013	2012	Amount	Percentage	2013	2012	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
General and administrative	$2,681	$2,461	$220	8.9%	$8,069	$7,991	$78	1.0%
% of Total Revenue	7.6%	8.2%			8.5%	11.0%

General and Administrative

The increase in general and administrative expense during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to a $0.2 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, and an increase of $0.3 million in public company, commercial insurance, and professional fees.  These increases were partially offset by a $0.3 million decrease in rent expense.

The increase in general and administrative expense during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily attributable to a $1.1 million increase in salaries, incentive compensation, stock-based compensation costs and other personnel-related costs and an increase of $0.9 million in public company, commercial insurance, and professional development expenses.  These increases were partially offset by a $1.9 million decrease in legal, consulting, recruiting fees and overhead costs.

	Three Months Ended September 30,		Change Increase/(Decrease)		Nine Months Ended September 30,		Change Increase/(Decrease)
	2013	2012	Amount	Percentage	2013	2012	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
Depreciation and amortization	$1,581	$1,510	$71	4.7%	$4,576	$4,468	$108	2.4%
% of Total Revenue	4.5%	5.0%			4.8%	6.1%

Depreciation and Amortization

The increase in depreciation and amortization expense during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, was primarily attributable to the increase in depreciation related to additional leasehold improvements to our office spaces and purchases of computer hardware as a result of an increase in headcount.

	Three Months Ended September 30,		Change Increase/(Decrease)		Nine Months Ended September 30,		Change Increase/(Decrease)
	2013	2012	Amount	Percentage	2013	2012	Amount	Percentage
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$139	$(20)	$159	N/A	$196	$(171)	$367	N/A
% of Total Revenue	0.4%	(0.1)%			0.2%	(0.2)%

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to a $0.1 million reduction in mark-to-market expense related to our preferred stock warrant liability and a $0.1 million reduction in interest expense in connection with the repayment of amounts outstanding under our credit facility.

The increase in interest and other income (expense), net during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily attributable to a $0.3 million reduction in mark-to-market expense related to our preferred stock warrant liability and a $0.1 million reduction in interest expense in connection with the repayment of amounts outstanding under our credit facility.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net of allowances and working capital for the periods indicated:

	As of
	September 30,
	2013	2012
	(dollars in thousands)
Cash and cash equivalents	$96,258	$32,055
Accounts receivable, net of allowances	39,413	33,152
Working capital	104,745	38,702

On July 2, 2013, we issued and sold 7,500,000 shares of common stock in our IPO. The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $5.3 million and offering expenses totaling approximately $3.1 million, were approximately $66.6 million.

Our cash and cash equivalents at September 30, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

To date, we have funded our operations principally through private placements of our capital stock, bank borrowings and our IPO, which closed on July 2, 2013.

We are party to a loan and security agreement with Silicon Valley Bank, which we refer to as our credit facility.  Pursuant to the credit facility, we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amount must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate plus 0.5% and is payable monthly.  We are charged a fee of 0.2% of any unused borrowing capacity.  This fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10.0 million.  The credit facility matures in December 2014.  As of July 1, 2013, we had $6.0 million aggregate principal amount of revolver borrowings outstanding which accrued interest at 3.75%, which was paid in its entirety, including accrued interest expense, on July 30, 2013.  We currently have no outstanding borrowings under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  We were in compliance with all covenants as of September 30, 2013.

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

Components of Liquidity and Capital Resources

The following table summarizes our historical cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2013	2012
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$3,871	$(5,786)
Investing activities	(1,136)	6,001
Financing activities	61,090	162

Operating Activities

Cash provided by (used in) operating activities is primarily influenced by the revenue our business generates, video advertising inventory costs and amounts of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the number of clients using our solutions.  Cash provided by (used in) operating activities has typically been generated from net losses and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expenses.

For the nine months ended September 30, 2013, our net cash provided by operating activities was $3.9 million and consisted of a net loss attributable to common stockholders of $23.5 million, more than offset by $22.5 million in adjustments for non-cash items and $4.9 million of cash provided by working capital.  Net loss attributable to common stockholders was primarily driven by expansion of our operations, our investment in technology and development personnel to facilitate our growth, and non-cash charges.  Adjustments for non-cash items primarily consisted of the Series F preferred stock deemed dividend of $15.8 million (refer to note 10 of the notes to consolidated financial statements), depreciation and amortization expenses of $4.6 million, and non-cash stock-based compensation expense of $2.4 million, partially offset by a $0.3 million net decrease in other non-cash items.  The $4.9 million increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $9.0 million increase in accounts payable and accrued expenses, partially offset by a $3.4 million increase in accounts receivable and $0.7 million net increase resulting from changes in other working capital.

For the nine months ended September 30, 2012, our net cash used in operating activities was $5.8 million and consisted of a net loss attributable to common stockholders of $15.6 million, partially offset by $6.8 million in adjustments for non-cash items and $3.0 million of cash provided by working capital.  Net loss attributable to common stockholders was primarily driven by expansion of our operations and by our investment in technology and development personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of depreciation and amortization expenses of $4.5 million, non-cash stock-based compensation expense of $2.2 million, and a $0.1 million net increase in other non-cash items.  The $3.0 million increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $2.0 million increase in accounts payable and accrued expenses, and a $1.0 net increase resulting from changes in other working capital.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment, as well as business acquisitions.

For the nine months ended September 30, 2013, our net cash used in investing activities was $1.1 million and consisted of $1.7 million used in the purchase of property and equipment, partially offset by a $0.6 million decrease in restricted cash.

For the nine months ended September 30, 2012, our net cash used in investing activities was $6.0 million and consisted of $8.6 million in maturities of short-term investments and $0.1 million net proceeds from other investing activities, partially offset by $1.8 million paid in connection with the acquisition of the InPlay assets from Tube Mogul, $0.9 million used to purchase property and equipment.

Financing Activities

Prior to our IPO, our financing activities consisted primarily of the issuance of preferred stock, proceeds from the exercise of stock options, and borrowings and repayments under our credit facility.

For the nine months ended September 30, 2013, our net cash provided by financing activities was $61.1 million and consisted of $66.6 million received from the net proceeds upon the closing of our IPO and $0.5 million received upon the exercise of stock option awards, partially offset by $6.0 million used to repay outstanding borrowings under our credit facility.

For the nine months ended September 30, 2012, our net cash provided by financing activities was $0.2 received upon the exercise of stock option awards.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our unaudited interim consolidated financial statements in accordance with GAAP.  The preparation of unaudited interim consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ significantly from the estimates made by our management.  To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.  We believe the estimates, assumptions and judgments involved in revenue recognition and deferred revenue, stock-based compensation expense, and accounting for income taxes have the greatest potential impact on our consolidated financial statements, and consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus dated June 26, 2013, filed with the SEC on June 27, 2013 pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We were exposed to market risks related to fluctuations in interest rates related to our $25.0 million credit facility.  On July 30, 2013, we repaid $6.0 million in principal borrowings and accrued interest expense.  We currently do not have any outstanding borrowings under our credit facility.  Interest on our credit facility is tied to the lender’s prime rate and fluctuates periodically.  As a result, the interest rates on any of our outstanding debt obligations may fluctuate from time to time.  A sensitivity analysis was previously performed on our then-outstanding portion of our debt obligations as of June 30, 2013.  Based on this analysis and the outstanding balance at such time, we concluded that should the interest rate on our credit facility increase by 10.0%, the increase in our interest expense would not have been material for the relevant period.

Foreign Currency Exchange Risk

Due to our international operations, we are exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars.  Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in Canada, Singapore and the United Kingdom.  The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented.  Substantially all of our advertiser contracts are currently denominated in U.S. dollars.  Therefore, we have minimal foreign currency exchange risk with respect to our revenue.  These exposures may change over time as our business practices evolve and if our exposure increases, adverse movements in foreign currency exchanges rates could have a material adverse impact on our financial results.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at a reasonable assurance level.  However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II  — OTHER INFORMATION

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

•                  maintaining and expanding our existing relationships, and developing new relationships with, brand advertisers and premium publishers;

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

We have incurred losses since we were formed and expect to incur losses in the future.  We incurred net losses attributable to common stockholders of $18.1 million, $23.5 million, $16.6 million and $21.0 million for the three and nine months ended September 30, 2013, fiscal 2012 and fiscal 2011, respectively, and we had an accumulated deficit of $105.1 million as of September 30, 2013.  We do not know if we will be able to achieve profitability or maintain profitability on a continued basis.  Although our revenue has increased substantially in recent periods, we may not be able to maintain this rate of revenue growth.  We anticipate that our operating expenses will continue to increase as we scale our business and expand our operations.  In particular, we plan to continue to invest in our technology and development efforts and sales and marketing efforts and further increase the number of our licensing solution focused sales and marketing professionals.  We also expect our general and administrative expenses to increase in absolute dollars as a result of our becoming and operating as a public company.  Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control.  We may never be able to generate sufficient revenue to achieve or sustain profitability.

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

Our ability to grow is also subject to the risk of future disruptive technologies.  If new technologies emerge that are able to deliver video advertising solutions at lower prices or more efficiently or effectively than our solutions, such technologies could adversely impact our ability to compete.  For example, if we are unable to effectively deliver video ads for CPM-priced campaigns with demo guarantees, we fail to achieve success with our programmatic media buying solution or if our mobile solution, which we launched in the first quarter of 2011, is not considered effective, our business and growth prospects could be harmed.

The market in which we participate is intensely competitive and fragmented, and we may not be able to compete successfully with our current or future competitors.

The online video advertising market is highly competitive.  We compete with large online video publishers such as Hulu, LLC and YouTube, LLC, which is owned by Google Inc., as well as advertising networks and exchanges, such as BrightRoll, Inc. and YuMe, Inc.  Our VHA solution competes with ad tech infrastructure companies, such as Adap.tv, Inc., which is owned by AOL Inc., and Videology, Inc.  They, or other companies that offer competing advertising solutions, may establish or strengthen cooperative relationships with brand advertisers, ad agencies, agency holding companies or publishers, thereby limiting our ability to promote our solutions and generate revenue.  Competitive pressures could require us to reduce the prices we charge advertisers or increase the prices we pay to publishers.  For example, the online video advertising industry has recently experienced and may continue to experience price erosion due to the influx of online video ad inventory as well as the automation of ad buying.

In the traditional media space, our primary competitors for middle of the funnel advertising spend are mainly cable TV broadcasters, radio broadcasters and print media publishers.  Across the digital media landscape, we compete for advertising spend with large entities such as Facebook, Inc., Microsoft Corporation, AOL Inc. and Yahoo! Inc. as well as Adobe Systems Incorporated and Google Inc. that offer video advertising services as part of a larger solution for digital media buying.  Many of these competitors and potential competitors have significant client relationships, much larger financial resources and longer operating histories than we have and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online video advertising industry as a whole.

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

We believe we compete for brand advertiser spend primarily on the basis of proven technology and optimization capabilities, pricing, quality and scale of online video inventory, depth and breadth of relationships with brand advertisers and premium publishers, multi-channel capabilities, brand-centric measurement, ability to ensure brand safety and transparency into ad performance and placement.  Our competitors or potential competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our solutions.  As market dynamics change, or new campaign purchasing patterns arise, or as new and existing competitors introduce more competitive pricing or new or disruptive technologies, we may be unable to maintain our brand advertisers’ existing spend with us, renew our agreements with existing exclusive premium publishers, or attract new advertisers or publishers at the same price or based on the same pricing model as previously used.  As a result, we may be required to change our pricing models, introduce new pricing models and incur additional expenses in response to competitive pressures, which could harm our revenue, profitability and operating results.  For all of these reasons, we may not be able to compete successfully against our current and future competitors.

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

We generate substantially all of our revenue from the Tremor Video Network.  Due to the concentration in our revenue, we are potentially subject to greater risks than more diversified companies.  While we began licensing VHA in 2012, there can be no assurance that a market will develop for this solution or that licensing revenue will increase.  Additionally, we may develop other solutions from time to time, such as our recently introduced programmatic buying solution, but there can be no assurance that we will successfully develop these solutions or that a market will develop for them.  As a result, we expect to be substantially dependent upon revenue generated from the Tremor Video Network for the foreseeable future.  Due to our limited historical experience, we may not be able to accurately predict future usage trends.

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

If a major advertiser decides to materially reduce its advertising spend through the Tremor Video Network, it could do so on short or no notice, which could impair our operating results.  We cannot assure that our advertisers will continue to use the Tremor Video Network or that we will be able to replace in a timely or effective manner departing advertisers with new advertisers from whom we generate comparable revenue.

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

The Tremor Video Network enables brand advertisers to only pay for advertising that “performed”.  Our performance-based pricing models include   cost per engagement, or CPE, pricing where we are compensated only when viewers actively engage with advertisers’ campaigns, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds, and cost per video completion, or CPVC, pricing where we are compensated only when a viewer completes the video ad.  In October 2013, we introduced additional performance-based pricing models where we are compensated only when a campaign results in a positive shift in the consumer’s favorability or intent towards a brand (which we refer to as cost per brand-shift, or CPS) or when a consumer’s intent is shifted away from a competing brand (which we refer to as cost per conquest, or CPQ).  Building on our CPVC offering, we also announced a new pricing model where we are only compensated when a video ad is both completed and viewable by the viewer for the duration of the ad (which we refer to as CPV&C). We will continue to offer our CPE-priced and CPVC-priced offerings in addition to these newly announced performance-based pricing models.

The market for performance-based advertising solutions is evolving and has not yet been widely adopted by brand advertisers.  A significant portion of our revenue is generated from ad campaigns that are priced on a performance basis.  Under performance-based pricing models, advertisers only pay us if the applicable performance metrics are satisfied.  We believe performance-based pricing generally provides greater margins than CPM priced campaigns, because we are often able to serve our advertisers’ performance goals with a lower number of purchased impressions.  Historically, a larger portion of brand advertisers’ online advertising budgets have been based on the number of impressions served, such as cost per thousand impressions, or CPM, without regard to performance, and such advertisers may be reluctant or slow to adopt performance-based pricing solutions, including the new suite of performance-based pricing models that we introduced in October 2013.  Additionally, during the three months ended September 30, 2013, an increased number of campaigns were run in the Tremor Video Network on a CPM-basis with demo guarantee compared to prior periods.  For the three months ended September 30, 2013, these campaigns have lower gross margins than our CPE- and CPVC-priced campaigns as well as CPM-priced campaigns without demo guarantees.  We are subject to the risk that we may purchase ad inventory that we are unable to monetize if the purchased inventory does not perform for our advertisers.  If brand advertisers do not perceive meaningful benefits from our performance-based advertising solutions, our revenue and gross margins may be adversely affected.

If we fail to maintain or increase our access to premium advertising inventory, our operating results may be harmed.

Our success requires us to maintain and expand our access to premium video advertising inventory.  We do not own or control the video ad inventory upon which our business depends.  We purchase this ad inventory from our publishers generally either in exclusive one year agreements or by spot purchases.  These publishers are generally not required to provide us with a specified level of inventory, and we cannot assure you that our exclusive publishers will renew their agreements with us or continue to make their ad inventory available to us.  In addition, we review our publishers and have removed, and may in the future remove, publishers from our network based on the quality of the inventory, the demographic reach of the inventory, viewer experience and our confidence in the integrity of their ad requests.  As a result, we may have limited visibility as to our future access to inventory from publishers.  If a publisher decides not to make video ad inventory available to us or if we decide to remove a publisher from our network, we may not be able to replace this ad inventory with comparable ad inventory quickly enough to fulfill our brand advertisers’ requests.  Additionally, with respect to CPM-priced campaigns sold with demo guarantees, if we are unable to access inventory targeted to the selected demographic on a cost-effective basis our margins could be adversely affected.

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

•                  changes in our pricing policies, the pricing policies of our competitors or the pricing of online video advertising generally, including the relative mix of performance-priced campaigns, CPM-priced campaigns with demo guarantees, and CPM-priced campaigns without demo guarantees;

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

We have limited experience in marketing, selling and supporting our solutions abroad.  During the nine months ended September 30, 2013 and during fiscal 2012 and fiscal 2011, more than 95% of our revenue was generated in the United States.  While we have offices outside of North America in Singapore and the United Kingdom, substantially all of our operations are located in the United States.

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

We collect, store and transmit information of, or on behalf of, our advertisers and publishers.  We take steps to protect the security, integrity and confidentiality of the information we collect, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts.  Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry and may occur on our systems or those of our information technology vendors in the future.  Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses or other harmful software code could result in the unauthorized disclosure, misuse, or loss of information, legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations and liabilities, and other liabilities.  In addition, if our security measures or those of our vendors are breached or unauthorized access to consumer data otherwise occurs our solutions may be perceived as not being secure, and advertisers or publishers may reduce the use of or stop using our solutions.

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

Changes in global privacy-related laws and regulations and self-regulatory regimes may also impact our advertisers and publishers and adversely affect the demand for our solutions or otherwise harm our business, results of operations, and financial condition.  For instance, privacy laws or regulations could require digital media content providers to take additional measures to facilitate consumer privacy preferences, in which case we will be reliant upon them to do so.  In addition, digital media content providers could become subject to regulatory restrictions that would require them to limit or cease altogether the collection and/or use of data by third parties such as ourselves.  For example, one potential form of restriction on the use of cookies would allow the website that the consumer has elected to visit, a first-party website, to continue to place cookies on the user’s browser or device without explicit consent, but would require the user’s explicit consent for a third party to place its cookies on the user’s browser or device.  Additionally, the March 2012 FTC staff report recommends that websites offer consumers a choice about whether the owner of the website can use third parties like us to track the activity for marketing purposes (e.g., delivery of targeted advertising).  We are a third party in this context, and therefore currently depend on the ability to place our cookies on browsers and devices of users that visit the websites of our digital media content providers and to track devices for the purpose of ad delivery reporting on mobile devices, and if we were restricted from doing so because of compliance with laws or regulatory and industry best practices or recommendations by digital media content providers, our ability to gather the data on which we rely would be impaired.  Further, we could be placed at a competitive disadvantage to large competitors such as Google, Facebook, Microsoft, AOL, and Yahoo! who have heavily trafficked, first-party properties that would continue to have greater ability to collect visitor data and use such data for marketing purposes.

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

We currently own one issued U.S. patent and one granted European patent, which we registered in France, Germany and Great Britain.  Additionally, we currently own seven pending U.S. patent applications that we are currently prosecuting with the U.S. Patent and Trademark Office, although there can be no assurance that any of these patent applications will ultimately be issued a patent.  We also register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States.  We also rely upon common law protection for certain marks, such as “Tremor Video.” Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation.  While we have a patent and certain patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications.  In addition, our existing patents and any patents that may be issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties.  Our competitors and others could attempt to capitalize on our brand recognition by using domain names or business names similar to ours.  Domain names similar to ours have been registered in the United States and elsewhere.  We may be unable to prevent third parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks.  Effective trade secret, copyright, trademark, domain name and patent protection are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights.  We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location.  We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  Since shares of our common stock were sold in our IPO in June 2013 at a price of $10.00 per share, our stock price has ranged from an intraday low of $4.21 to an intraday high of $11.09 through November 11, 2013.  In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities.  In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors affecting the market price of our common stock include:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action or derivative litigation has often been brought against that company and its officers and directors.  Because of the potential volatility of our stock price, we may become the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock, or the perception that a substantial number of shares could be sold, could reduce the market price of our common stock.  As of November 11, 2013, we had 49,657,777 shares of common stock outstanding and 42,157,777, or 84.9% of those shares are currently restricted as a result of lock-up agreements.  However, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning December 24, 2013.  In addition, the shares subject to outstanding options and warrants, for which 4,564,770 shares and 39,824 shares, respectively, were exercisable as of September 30, 2013 will become available for sale immediately upon the exercise of such options or warrants and the expiration or waiver of any applicable lock-up agreements.

Moreover, holders of an aggregate of approximately 34,172,316 shares of our common stock or 68.8% of our common stock, as of November 11, 2013, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  We have also registered for offer and sale all shares of common stock that we may issue under our stock-based compensation plans.  These shares can be freely sold in the public market upon issuance, subject to the applicable lock-up agreements.

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

Our executive officers, directors and principal stockholders and their respective affiliates beneficially owned, in the aggregate, a significant percentage of our outstanding common stock as of September 30, 2013.  These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.  The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Recent Sales of Unregistered Equity Securities

On July 2, 2013, upon the closing of our IPO, all of our then-outstanding preferred stock was automatically converted into 34,172,316 shares of our common stock and all of our then-outstanding warrants to purchase preferred stock were automatically converted into warrants to purchase 142,534 shares of our common stock.  Additionally, upon the closing of our IPO, all of our then-outstanding Series II common stock was automatically converted into 1,052,464 shares of our common stock. The offers, sales and issuances of such securities were deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) of the Securities Act.

On July 25, 2013, Silicon Valley Bank (“SVB”) exercised, in full, the following warrants to acquire common stock pursuant to a cashless net exercise:  (i) warrants to acquire 17,607 shares of common stock, net of 14,052 shares of common stock tendered to us, at an exercise price of $3.79 per share, with an expiration date of February 8, 2020, (ii)  warrants to acquire 16,210 shares of common stock, net of 19,321 shares of common stock tendered to us, at an exercise price of $4.64 per share, with an expiration date of December 7, 2018 and (iii) warrants to acquire 30,250 shares of common stock, net of 5,270 shares of common stock tendered to us, at an exercise price of $1.27 per share, with an expiration date of June 7, 2017  (refer to note 8 of the notes to consolidated financial statements).  The number of shares tendered to us to satisfy the exercise price for the warrants was based on the closing price of our common stock on July 24, 2013.  In the aggregate, we issued 64,067 shares to SVB in connection with these exercises.  The offers, sales and issuances of such securities were deemed to be exempt from registration under the Securities Act in reliance on Regulation D promulgated thereunder.

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

The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $5.3 million and offering expenses totaling approximately $3.1 million, were approximately $66.6 million.  No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.  Subsequent to July 2, 2013, we invested a portion of the net offering proceeds into money market securities.  There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated June 26, 2013 filed with the SEC on June 27, 2013 pursuant to Rule 424(b) of the Securities Act.  As of September 30, 2013, $1.8 million of expenses incurred in connection with the IPO have not yet been paid.

(c)          Issuer Purchases of Equity Securities

None.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)         List of Exhibits

Exhibit Number	Exhibit Description
10.1	Amended and Restated Warrant to Purchase Common Stock issued by Tremor Video, Inc. to Comerica Bank, with an expiration date of June 26, 2016.

10.2	Amended and Restated Warrant to Purchase Common Stock issued by Tremor Video, Inc. to Venture Lending & Leasing IV, LLC, with an expiration date of June 30, 2017.

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification Pursuant of Principal Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification Pursuant of Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: November 14, 2013

TREMOR VIDEO, INC.

By:	/s/ Todd Sloan
Todd Sloan
Senior Vice President, Chief Financial Officer and Treasurer

Date: November 14, 2013