Form 10-K
period 2013-12-31
TREMOR VIDEO INC.
filed 2014-03-28
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-375796

TREMOR VIDEO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5480343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 West 23rd Street, New York, NY	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 723-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.0001 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $321.0 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The New York Stock Exchange reported for such date.*

As of March 21, 2014, there were 50,341,663 shares of the registrant’s common stock $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, are incorporated herein by reference from the definitive proxy statement relating to our 2014 annual meeting of stockholders.  The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

*Registrant’s initial public offering closed on July 2, 2014.  Calculated based on shares outstanding as of July 2, 2014 and initial public offering price of $10.00 per share.

Tremor Video, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2013

The Tremor Video logo and names Tremor Video, Tremor Video Network, VideoHub, eQ score+ and other trademarks or service marks of Tremor Video, Inc. appearing in this report are the property of Tremor Video, Inc. and its consolidated subsidiaries. This report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties.  In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•                  the expansion of the online video advertising market;

•                  the adoption of brand-centric metrics, advanced ad formats and performance-based pricing models;

•                  our ability to increase revenue from new and existing advertisers with respect to the Tremor Video Network and our licensed VideoHub analytics solution;

•                  our ability to ensure a high level of brand safety for our clients;

•                  our ability to acquire an adequate supply of premium video advertising inventory from publishers on terms that are favorable to us;

•                  the effects of increased competition as well as innovations by new and existing competitors in our market;

•                  our ability to effectively innovate and scale our technology and to continue to address the rapidly evolving requirements of advertisers in the online video market;

•                  our ability to effectively manage our growth;

•                  the increase in broadband speed, sales of internet-connected devices and time spent viewing online videos;

•                  our ability to successfully expand our reach beyond current core verticals and manage our international expansion;

•                  our ability to protect viewers’ information and adequately address privacy concerns;

•                  the effect of regulatory developments and industry standards regarding internet privacy and other matters;

•                  our ability to maintain, protect and enhance our intellectual property;

•                  the development or adoption of our programmatic buying solution;

•                  our ability to effectively deliver video ad campaigns with a guaranteed demographic reach;

•                  costs associated with defending intellectual property infringement, securities and other claims;

•                  potential acquisition and integration of complementary business and technologies;

•                  our expected use of proceeds from our initial public offering;

•                  statements regarding future revenue or the sources of such revenue, gross margins, net income, hiring plans, expenses, capital expenditures, capital requirements and stock performance;

•                  our ability to detect “bot” traffic and other fraudulent or malicious activity; and

•                  our ability to attract and retain qualified employees and key personnel.

You should refer to “Part I. Item 1A. Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this report and the documents that we reference in this report and have filed or incorporated by reference as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1.                                  BUSINESS

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

Our VideoHub technology is the backbone of the Tremor Video Network through which we offer advertisers access to engaged consumers at scale in brand safe environments across multiple devices. We specialize in delivering in-stream video advertisements, which are served to viewers immediately prior to or during the publisher’s content when viewers are most engaged. This is in contrast to traditional in-banner video advertising, which is served on the periphery of publisher content where viewers may not be directing their attention. We further enhance advertisers’ campaigns with innovative ad formats specifically developed to harness the creative aspects of online video, which often result in consumers choosing to extend their interaction with a brand’s message significantly past the original ad experience. To align our solutions with the goals of brand advertisers, we offer a number of brand performance-based pricing models for in-stream video advertising such as cost per engagement, or CPE, pricing, where we are compensated only when viewers actively engage with advertisers’ campaigns and cost per completed and viewable video, or CPV&C, where we are only compensated when a video ad is both completed and viewable by the viewer for the duration of the ad. As a result, we enable our clients to effectively purchase measurable brand results rather than just impressions or clicks.  In addition to our performance-based pricing models, we also offer advertisers the ability to purchase campaigns on a CPM-basis with a guaranteed demographic reach, or demo guarantees, where an advertiser pays based on the number of impressions that are delivered to a target demographic.

Driven by client demand, in 2012 we began licensing VideoHub analytics to advertisers and their agencies through an intuitive and customizable console. Our VideoHub analytics suite helps advertisers and their agencies manage online video brand marketing efforts by providing advanced analytic and measurement tools. By licensing VideoHub analytics, advertisers and their agencies are able to gain transparency into the performance of ad campaigns across the entirety of their video ad buys, including on publisher sites that are not part of the Tremor Video Network.  In addition, we recently began licensing this solution to publishers who can use the platform’s advanced analytics and measurement tools to gain insights into what is driving the performance of ad campaigns running on their sites and the relative value of their inventory.

To complement our current offerings, we are continuing to develop and invest in a programmatic buying solution for brand advertisers.  In the second half of 2013, we introduced a demand side platform, or DSP, for brand performance, which we are currently testing with select partners.   Through our DSP, advertisers and agencies can leverage VideoHub technology to programmatically bid on and buy video ad inventory for brand-centric metrics both on the Tremor Video Network and through third party supply sources.  In addition, we are continuing to integrate our technology with third party exchanges and DSPs, giving them and their advertiser and agency clients the ability to programmatically bid on and buy video ad inventory on the Tremor Video Network.  These programmatic capabilities, combined with the managed campaign solutions that we currently offer through our direct sales force, enable brand advertisers to achieve their brand performance goals regardless of their preferred buying method.

Industry Background

Advertisers often view the advertising market as a funnel that maps a potential consumer’s purchase decision process from the moment he or she is introduced to a brand to the point of purchase. At the top of the marketing funnel, advertisers are focused on building brand awareness amongst the largest possible number of potential consumers and use reach as the primary metric to measure success. Traditionally, advertisers have preferred national television and outdoor media, such as a Super Bowl commercial or Times Square billboard, to achieve brand awareness. At the bottom of the marketing funnel, advertisers are focused on generating specific actions by a consumer in a short period of time. At this stage of the funnel, advertisers have generally relied on direct response marketing, such as newspaper inserts and coupons, as well as online search and display advertising, where conversions are used to measure campaign success.

In the middle of the marketing funnel, advertisers seek to engage consumers and educate them about their brand in order to differentiate themselves from competitors and drive consumer preferences toward a particular branded product to influence future purchase decisions, which we refer to as brand lift. Historically, advertisers have sought to achieve middle of the funnel objectives through print, which can tell a deeper story about a product and its benefits, and allows the reader to linger as long as he or she likes, and to a lesser extent through local and cable television, which offers a more targeted audience for a product’s message than national television. Traditional solutions for middle of the funnel marketing have significant limitations because they lack interactivity, the ability to measure and analyze the results of brand-centric ad campaigns in real-time and the ability to adjust campaigns in real-time to optimize for desired performance.

We believe in-stream video is a highly effective channel for brand advertisers to meet their middle of the funnel objectives by combining the rich “sight, sound and motion” of television, the opt-in engagement of print and the real-time measurement and optimization capabilities of online.

Several factors, including the availability of high-speed broadband and mobile network infrastructure, growth of internet-connected devices capable of video consumption, an increase in online video content and a behavioral shift towards online video viewing, are driving robust growth in online video consumption and creating a significant opportunity for in-stream video advertising. As a result, online video advertising is amongst the fastest growing advertising formats in the United States.  Despite this tremendous growth opportunity, brand advertisers face several challenges to the adoption of online video advertising that require sophisticated technology to solve: audience and device fragmentation, the complexity of analyzing video and optimizing campaigns, the absence of performance transparency, premium inventory and brand safety challenges, lack of placement transparency, and the lack of consistent and standard measurements.

Tremor Video Technology and Solutions

VideoHub

VideoHub powers our video advertising solutions to effectively address the challenges faced by advertisers to achieve their brand performance objectives.

Through VideoHub we deliver:

•                  Brand-centric key performance indicators.  We have developed a suite of brand-centric key performance indicators, or KPIs, such as engagement (i.e., the interaction of a viewer with a video ad) and brand lift (i.e., a positive shift in preference towards a brand or branded product driven by exposure to a video ad and brand education), which are tailored to the needs of brand advertisers. Before the launch of a video advertising campaign, a brand advertiser selects the KPI against which it wants to optimize the performance of its campaign. Throughout a campaign, VideoHub analyzes and stores data for all KPIs in our suite, not only the KPI selected by the advertiser for optimization. As a result, an advertiser can understand what signals enhance a specific performance objective even if it has not chosen to optimize a campaign against that KPI.

•                  Distinct signals to drive optimization.  By analyzing the results of over 20 billion in-stream video ads served through the Tremor Video Network, we have identified a proprietary suite of distinct signals, which may vary by device type, that we believe correlate most strongly to campaign performance. We are continually refining our suite of signals as we amass additional data and gain further insights into what drives a successful video ad campaign.

•                  Brand-centric optimization.  Using a proprietary algorithm, VideoHub builds a decision tree that predicts performance of the video ad campaign for the chosen KPI based on its analysis of a series of signals. VideoHub optimizes the campaign for the selected KPI by analyzing the signals of each ad request, such as video player size, geography, publisher, content category, length of video, browser type and viewer data, and prioritizing the delivery of ads that are more likely to perform. For instance, if a client chooses to optimize a video ad campaign for engagement, VideoHub will continuously track and analyze the signals described above to determine which signals are most correlated with achieving a high engagement rate and deliver ad campaigns in response to ad requests that meet these criteria.

•      In-stream video analysis and categorization.  VideoHub performs an analysis on every video stream and categorizes it among one of approximately 72 video content categories enabling us to further optimize a video ad campaign. We also have the ability to scan and categorize content by analyzing the audio track and certain visual elements. This functionality enables us to optimize video ad campaigns and also helps us to identify various categories of inappropriate content in order to prevent video ads from being shown within video streams in these categories.

•                  Ad performance transparency.  VideoHub offers advertisers transparency into the workings of its decision tree so that they can understand what signals are driving the performance of their video ad campaigns. These insights into campaign performance can not only inform future online advertising decisions but also influence offline advertising decisions.

•                  Ad placement transparency.  VideoHub tracks the number of impressions served to a specific publisher site and whether a video ad placement is fully, partially, or not visible to a viewer, which we refer to as viewability. With this functionality, advertisers know where an ad campaign is running and can validate that their video ads are viewable.

•                  Cross site and channel measurement.  Our proprietary metric, eQ score+, allows advertisers to compare video inventory quality across different publisher sites by measuring attributes such as viewability, the size of the video player and ad completion rate. When coupled with pricing information, these insights help advertisers compare the relative value of video inventory across publishers. In addition, VideoHub provides advertisers and agencies access to metrics that measure audience reach and frequency of viewing by a particular audience, similar to what is used in the television industry, enabling them to compare the brand performance of their online and offline video ad campaigns.

•                  Programmatic buying for brand performance.  Our recently introduced DSP, which we are currently testing with select partners, enables advertisers and agencies to programmatically buy video ad inventory for brand-centric metrics. Using VideoHub technology, our DSP is able to optimize programmatic video buys across a broad spectrum of brand marketing goals — from the most basic, such as audience reach, to more sophisticated KPIs such as engagement and brand lift.  Through our DSP, advertisers and agencies will be able to access video ad inventory on the Tremor Video Network as well as certain third-party networks and exchanges that are integrated with our technology.

•                  Licensed VideoHub analytics.   We license VideoHub analytics to advertisers, agencies and publishers through an intuitive and customizable console.  Advertisers and agencies utilizing this solution can access analytics across the entirety of their video ad buys, including on publisher sites that are not part of the Tremor Video Network. In order to analyze video ad campaigns running outside the Tremor Video Network, VideoHub generates a tracking code which is associated with a given video ad unit. When the video ad is served by a publisher the tracking code communicates data regarding the video ad to VideoHub. Our clients can then access VideoHub’s advanced analysis of this data in order to gain valuable insights into campaign performance.  We believe that the breadth of this solution enables agencies to achieve greater operational efficiency, as it relieves them from the need to integrate and support multiple, disparate technologies, and provides publishers with a powerful monetization tool by providing insights into the value and performance of their inventory.

•                  Advanced ad formats.  Our proprietary ad formats give brand advertisers the ability to create a more engaging experience across multiple internet-connected devices, allowing viewers to interact with an add and explore additional content within the ad itself, driving increased awareness and time spend with an ad.

Tremor Video Network

The Tremor Video Network offers advertisers access to premium video inventory at scale across multiple internet-connected devices in brand safe environments.

Through the Tremor Video Network we deliver:

•                  Scale and reach across multiple devices.  The Tremor Video Network delivers scale and reach across multiple internet-connected devices, including computers, smartphones, tablets and connected TVs, enabling our clients to use our solutions to address their online video advertising needs across these devices. Through VideoHub, we are able to optimize ad campaigns for each type of device. We have partnered with more than 500 premium websites and mobile applications, over 200 of which partner with us on an exclusive basis. These relationships enable publishers to more effectively monetize their video content. We have served over 20 billion in-stream video ads, and in 2013 alone, we delivered on average over 700 million in-stream video ad impressions per month.

•                  Premium video content.  We continuously evaluate and refine our publisher network to ensure that our advertisers have access to high performing content in a brand safe environment. We consider a premium publisher to be a publisher that has professionally produced content, offers a quality video viewing experience, including size and placement of the video player, and delivers strong brand-centric performance results to brand advertisers.

•                  Brand safety.  Our technology scans and categorizes every video within the Tremor Video Network and prevents video ads from being served within content that is identified as objectionable for the brand advertiser, including content that contains accidents, distasteful or obscene language, substance abuse, violence, gambling, sex or crime. We believe that the combination of our video scanning technology, selective manual content reviews and publisher inventory selection practices ensures a high level of brand safety for our clients.

•                  In-stream video focus.  We specialize in delivering in-stream video advertisements, which can be served to viewers immediately prior to or during the publisher’s content when they are most engaged. We believe in-stream video is better aligned with brand advertisers’ middle of the funnel objectives than either display or video in-banner advertising, both of which are served on the periphery of publisher content where viewers may not direct their attention. Moreover, we believe that in-stream video advertising solves many of the challenges of mobile advertising that are created by screen size limitations since the publisher content within which the video ad is served will generally occupy the entire mobile screen. Our technology is able to adjust video ads for varying screen sizes.  Despite our focus on in-stream advertising, to meet specific objectives of our advertiser and agency clients we may deliver in-banner advertisements with respect to certain campaigns running on the Tremor Video Network.

•                  Innovative pricing models.  We offer innovative brand performance-based pricing for in-stream video advertising, such as:

•                  CPE pricing, where we are compensated only when viewers actively engage with advertisers’ campaigns, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds;

•                  Cost per video completion, or CPVC, pricing, where we are compensated only when viewers complete the video ad;

•                  Cost per brand-shift, or CPS, pricing, where we are compensated only when a campaign results in a positive shift in the consumer’s favorability or intent towards a brand

•                  Cost per conquest, or CPQ, pricing, where we are compensated only when a consumer’s intent is shifted away from a competing brand;

•                  CPV&C pricing, where we are only compensated when a video ad is both completed and viewable by the viewer for the duration of the ad.

We believe that advertisers are attracted to our performance-based pricing models because these models more closely tie advertising spend to actual campaign performance. Our performance based pricing models are also generally available on tablets and smartphones.

•                  Programmatic capabilities.  We are continuing to integrate our technology with third party exchanges and DSPs, giving them and their advertiser and agency clients the ability to programmatically bid on and buy video ad inventory on the Tremor Video Network.  These programmatic capabilities complement the managed campaign solutions that we currently offer through our direct sales force, enabling brand advertisers to achieve their brand performance goals regardless of their preferred buying method.

Clients

Advertisers and Agencies

We have built relationships with advertisers and agencies of all sizes. As of December 31, 2013, we had 356 advertiser clients, including all of the top 10 automaker advertisers and 9 of the top 10 CPG advertisers.

Revenue contribution from individual brand advertisers varies from period to period.  We do not believe our business is substantially dependent upon any individual advertiser as no individual advertiser represented more than 10% of our revenue in 2013, 2012 or 2011.  We maintain close relationships directly with brand advertisers and we consider them to be our clients, as the video ad campaigns we run are those of the advertiser and we work closely with them to execute their video ad campaigns. However, we primarily market and sell our solutions to advertising agencies on behalf of their advertiser clients.

Traditionally, advertising agencies have purchased media on the Tremor Video Network through campaigns that are sold and managed by our direct sales force, which we refer to as managed campaigns.  In 2013, these managed campaigns accounted for substantially all of our in-stream video advertising revenue.  More recently, as the online video advertising market has evolved, agencies have executed campaigns through intermediaries such as DSPs that often use real time bidding to purchase video inventory on an automated or programmatic basis, which we refer to as programmatic campaigns.

For managed campaigns, we do not directly contract with brand advertisers; rather, we contract through insertion orders directly with the advertising agencies or agency holding companies representing these advertisers.  However, brand advertisers are ultimately responsible to us for all contractual payment obligations.  Insertion orders set forth campaign parameters such as size and duration of the campaign, type of video ad format, devices on which the campaign will run, the KPI for which to optimize performance and the desired pricing model. Prior to running the campaign, the advertiser and its agency often work with our creative team to provide the creative direction of the campaign and design and build an advanced ad unit. The completed video ad is then uploaded to our ad server by our operations personnel. Once uploaded, the video ad is available to be served to the publisher ad inventory available on our Tremor Video Network. When a publisher makes an ad request, VideoHub analyzes the signals associated with that ad request and prioritizes the delivery of video ad campaigns that are more likely to perform, utilizing our optimization technology and taking into consideration the applicable campaign parameters. During a campaign flight, a client may access analytics about the performance of its video ad campaign and validate the placement of its video ads and number of impressions delivered.

Programmatic campaigns running on the Tremor Video Network are generally purchased through DSPs that act as a representative for advertisers and advertising agencies.  These DSPs are either integrated directly with our technology or transact through an integrated exchange that acts as an intermediary.  Prior to integrating our technology with a given DSP, we will generally enter into a master services agreement with the DSP that governs the purchasing of inventory on the Tremor Video Network.  Unlike managed campaigns, programmatic campaigns running through third party DSPs do not utilize VideoHub technology for optimizing campaign delivery; rather, the DSP will bid on Tremor Video Network inventory using its own decision engine.  If the bid price exceeds the floor price and all other bids for the inventory, the transaction may be executed and the ad will be served on the Tremor Video Network.  While the DSP is responsible for bidding decisions, the overall direction of the advertising spend, including the campaign parameters and eligible inventory sources, is typically determined by the advertiser or advertising agency.  We generally bill DSPs directly for any video inventory that they purchase on behalf of advertisers and agencies on the Tremor Video Network.

In the second half of 2013, we introduced our DSP for brand performance, which we are currently testing with select partners.   Through our DSP, advertisers and agencies can leverage VideoHub technology to programmatically bid on and buy video ad inventory for brand-centric metrics both on the Tremor Video Network and through third party supply sources.

We provide basic access to our VideoHub analytics suite to advertisers with respect to their video ad campaigns running through the Tremor Video Network and charge a license fee for advanced analytics. We also license analytics to advertisers and agencies to track the performance of their video advertising campaigns across their ad buys. The license fee varies depending upon the level of access to our video advertising analytics and the volume of impressions actually analyzed by VideoHub during the term of the license.

Publisher Partners

Publishers provide us with the video content within which we deliver video advertising campaigns on the Tremor Video Network on behalf of our advertiser clients. We have partnered with more than 500 premium websites and mobile applications, over 200 of which partner with us on an exclusive basis. We consider a premium publisher to be a publisher that has professionally produced content, offers a quality viewing experience, which includes size and placement of the video player, and delivers brand metric performance results to brand advertisers.

We enter into agreements with our exclusive publisher partners that typically have a one year term and provide for a minimum fill rate, or a percentage of video ad inventory made available by the publisher to the Tremor Video Network that we must utilize in a given month, at a fixed cost per thousand impressions, or CPM. The scope of these exclusive relationships varies, with some publishers imposing geographical, device or inventory type limitations. For example, under an exclusive relationship, we may be a publisher’s exclusive partner only for in-stream video in the United States. A publisher’s direct sales force may continue to sell their video ad inventory to advertisers or agencies directly. With respect to our non-exclusive publishers, we purchase video ad inventory on an as needed basis at a fixed CPM.

In addition to our direct relationships with premium publishers, we have also partnered with third party video advertising networks and exchanges that are integrated with our technology.  Through our DSP, advertisers and agencies are able to leverage VideoHub technology to programmatically bid on and buy video inventory on these third party networks and exchanges using brand-centric metrics.

We recently began licensing VideoHub analytics to publishers, who can use the platform’s advanced analytics and measurement tools to gain insights into what is driving the performance of ad campaigns running on their sites.  This provides a publisher’s direct sales force with a powerful tool to understand the value of their inventory. The license fee we charge publishers varies depending upon the level of access to our video advertising analytics and the volume of impressions actually analyzed by VideoHub during the term of the license.

Sales

As of December 31, 2013, we had total sales and marketing staff of 168, with 152 based in the United States, and 16 based internationally. For 2013, 2012 and 2011, our total sales and marketing expenses were $38.5 million, $35.0 million, and $28.8 million, respectively.

Tremor Video Network Sales

Our sales strategy is focused on targeting the most “video ready” brand advertisers, including those advertisers that are large television advertising spenders and have internet display and search budgets. Our advertiser sales force is structured around the verticals that are most ready to spend on online video. Our core verticals include automotive, CPG and entertainment. In addition, we have increasingly focused on the technology and telecommunications, retail and financial services verticals as potential areas for expansion.  Our sales force is responsible for client acquisition for both managed and programmatic campaigns running on the Tremor Video Network.

We also have developed and will continue to develop preferred relationships with key agency holding companies that position us to benefit from increased online video spending by their constituent agencies. Brand advertisers’ purchasing decisions typically are made and coordinated by their advertising agencies and require input from multiple constituencies and the sales process therefore can be time-consuming. We have invested significant resources in establishing relationships with our brand advertisers, agencies and agency holding companies.

Our sales executives and account managers are assigned to specific advertisers to oversee relationships.  For managed campaigns, our sales executive and account managers provide guidance throughout the campaign process from launch to post campaign review, and our creative team will often work with advertisers to create innovative ad campaigns that are specifically suited for in-stream video viewing and optimizing viewer engagement. We generally locate sales and marketing personnel across the United States to align with the geographies of our advertisers and agencies.

Enterprise Sales

Our enterprise sales organization is responsible for client acquisition, account management and overall market awareness of our licensed VideoHub analytics solution, as well as our recently introduced DSP. We expect to continue to grow our enterprise sales and account management headcount in all of our principal markets.

Publisher Development

Our publisher initiatives utilize a full-service development and support strategy. Our team of publisher development professionals is responsible for ensuring that we are meeting the ongoing needs of our publishers throughout the duration of the relationship, and is supported by engineers with deep technical expertise. We invest significant time in cultivating relationships with our publishers to ensure they understand the potential benefits of monetizing their inventory with us rather than with third-party media networks and exchanges. This relationship building process can be time consuming and we have invested significant resources in establishing relationships with our publisher partners.

Technology and Development

Our technology and development efforts are focused on significant investments in VideoHub, which powers all of our solutions.  As of December 31, 2013, we had a total of 90 employees engaged in technology and development functions. For 2013, 2012 and 2011, our total technology and development expenses were $11.6 million, $8.1 million and $5.9 million, respectively.

Competition

We operate in a dynamic and competitive market, influenced by trends in both the overall advertising market as well as the online video advertising industry. The competitive dynamics of our market are unpredictable because our market is in an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations. We compete with large online video publishers such as Hulu, LLC and YouTube, LLC, which is owned by Google Inc., as well as advertising technology companies, advertising networks, DSPs, supply side platforms and exchanges, some of which transact programmatically. We also compete for advertiser spending with publishers, such as CBS, CNN and ESPN, who rely on their own sales organizations to attract brand advertisers across their properties.

In the traditional media space, our primary competitors for middle of the funnel advertising spend are mainly cable TV broadcasters, radio broadcasters and print media publishers. Across the digital media landscape, we compete for advertising spend with large entities such as Google Inc., Facebook, Inc., Microsoft Corporation, AOL Inc. and Yahoo! Inc. that offer video advertising services as part of a larger solution for digital media buying. Many of these competitors have significant client relationships, much larger financial resources and longer operating histories than we have.

We believe the principal competitive factors in our industry include the following:

•                  proven technology and optimization capabilities;

•                  pricing;

•                  quality and scale of online video inventory;

•                  depth and breadth of relationships with brand advertisers and premium publishers;

•                  multi-channel capabilities;

•                  brand-centric measurement;

•                  ability to ensure brand safety; and

•                  transparency into ad performance and placement.

We believe that we compete favorably with respect to all of these factors and that we are well positioned as a leading provider of technology-driven video advertising solutions to brand advertisers.

Intellectual Property

Our ability to protect our intellectual property and our technology will be an important factor in the success and continued growth of our business. We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property and protect our proprietary technology.  We currently own two issued U.S. patents that expire in 2028 and 2031, respectively, and one granted European patent, which we registered in France, Germany and Great Britain, that expires in 2029. Additionally, we currently own seven pending U.S. patent applications that we are currently prosecuting with the U.S. Patent and Trademark Office, although there can be no assurance that any of these patent applications will ultimately be issued a patent.  We register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. We also rely upon common law protection for certain marks, such as “Tremor Video.” We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties, with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. We also use measures designed to control access to our technology and proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, which we believe differentiate us from our competitors.

Despite our efforts to preserve and protect our intellectual property, our efforts may not prevent the misappropriation of our intellectual property or technology, or deter independent development of similar intellectual property or technology by others. Policing unauthorized use of our technology and intellectual property is difficult. Third parties may attempt to copy, reverse engineer or otherwise obtain our proprietary technology, or otherwise violate our intellectual property rights. Unauthorized disclosure by our employees, contractors or other third parties could also occur. Effective intellectual property protection may not be available in the United States or other jurisdictions in which we operate and the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any impairment or loss of our intellectual property, or any inability to enforce our intellectual property rights effectively, could harm our business or our ability to compete. Also, protecting our technology and intellectual property is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property or technology could make it more expensive for us to do business and could harm our operating results.

Additionally, we expect that products in our industry may be subject to third-party infringement lawsuits as the number of competitors grows and the functionality of products in different industry segments overlaps. We currently face, and expect to face in the future claims by third parties that we infringe upon or misappropriate their intellectual property rights, and we may be found to be infringing upon or to have misappropriated such rights. We cannot assure you that we are not infringing or violating any third-party intellectual property rights. Such claims may be made by competitors or other entities. In the future, we, or our clients, may be the subject of legal proceedings alleging that our solutions or underlying technology infringe or violate the intellectual property rights of others.

Governmental Regulation; Industry Alliances

We are subject to numerous U.S. and foreign laws and regulations that are applicable to companies engaged in the online video advertising business, including video advertising on mobile devices. In addition, many areas of law that apply to our business are still evolving, and could potentially affect our business to the extent they restrict our business practices or impose a greater risk of liability. We are aware of several ongoing lawsuits filed against companies in our industry alleging various violations of privacy or data security related laws.

Privacy

Privacy and data protection laws and regulations play a significant role in our business. In the United States, at both the state and federal level, there are laws that govern activities such as the collection, use and disclosure of data by companies like us. Online advertising activities in the United States have primarily been subject to regulation by the Federal Trade Commission, or the FTC, which has regularly relied upon Section 5 of the Federal Trade Commission Act, or Section 5, to enforce against unfair and deceptive trade practices. Section 5 has been the primary regulatory tool used to enforce against alleged violations of consumer privacy interests. In addition, our solutions reach devices and users throughout the world, including in Australia, North America, South America, Europe and Asia. As a result, some of our activities may also be subject to the laws of foreign jurisdictions. In particular, European data protection laws can be more restrictive regarding the collection, use, and disclosure of data than those in the United States. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Additionally, U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to track people online. The European Union, or EU, and some EU member states have already implemented legislation and regulations requiring advertisers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements. It remains a possibility that additional legislation and regulations may be passed or otherwise issued in the future. We also participate in industry self-regulatory programs under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising and allow them to opt-out from the use of data we collect for the delivery of targeted advertising. The rules and policies of the self-regulatory programs that we participate in are updated from time to time and may impose additional restrictions upon us in the future.

Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws or regulations pertaining to privacy or data protection, or other policies, self-regulatory requirements or legal obligations could result in proceedings or actions against us by governmental entities or others.

In December 2011, the FTC issued an order in connection with the resolution of allegations that from April 2007 until September 2009, before we acquired ScanScout, Inc., or ScanScout, ScanScout’s privacy policy was deceptive with respect to cookies and consumers’ ability to opt-out from data collection. The order requires that we do not misrepresent the extent to which data from or about a particular user or the user’s online activities is collected, used, disclosed, or shared, or the extent to which users may exercise control over the collection, use, disclosure, or sharing of data collected from or about them, their computers or devices, or their online activities. It also requires that we: (1) notify users that our websites collect information for the purpose of sending targeted advertisements, along with a hyperlink to an opt-out mechanism, (2) include a hyperlink to such opt-out mechanism within or immediately adjacent to display advertisements; (3) undertake reasonable efforts to develop and implement a hyperlink to such opt out mechanism within or immediately adjacent to video advertisements; and (4) engage in recordkeeping and reporting obligations. The obligations under the order remain in effect until the latter of December 14, 2031, or the date 20 years after the date, if any, on which the U.S. government or the FTC files a complaint in federal court alleging any violation of the order. A violation of the order could lead to an FTC action for civil penalties. In addition, ScanScout was subject to a putative class action legal proceeding regarding its use of “Flash” cookies, which was settled in March 2012 and dismissed with prejudice.

Advertising

Even though we generally receive certain contractual protections from our advertisers with respect to their video ads, we may nevertheless be subject to regulations concerning the content of ads. Federal and state laws governing intellectual property or other third-party rights could apply to the content of ads we place. Laws and regulations regarding unfair and deceptive advertising, sweepstakes, advertising to children, and other consumer protection regulations, may also apply to the ads we place on behalf of clients.

Industry Alliances

Given the developmental stage of video advertising, industry practices are rapidly evolving. We are participating members of the Digital Advertising Alliance, or DAA, including the DAA Principles and Communications Advisory Committee, which oversees the DAA and its working groups. We also participate in a wide range of IAB committees, councils and working groups, such as the

IAB Public Policy Council, the Networks and Exchanges Committee and the Digital Video Committee, as well as other industry groups that are focused on establishing best practices for the online video advertising industry. Our Chief Revenue Officer, Randy Kilgore, currently serves on the board of directors of the Interactive Advertising Bureau.

Employees

As of December 31, 2013, we had 291 employees, of which 90 were primarily engaged in technology and development, 168 were engaged in sales and marketing, and 33 were engaged in general and administrative. Substantially all of these employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in “Note 18 — Segment and Geographic Information” in the notes to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K, which are presented beginning on page F-1.

Corporate Information

Tremor Video, Inc. was originally organized as Tremor Media, LLC in November 2005 and converted into a corporation named “Tremor Media, Inc.” under the laws of the State of Delaware in September 2006. We changed our name to Tremor Video, Inc. in June 2011.

Available Information

Our website is located at www.tremorvideo.com, and our investor relations website is located at http://investor.tremorvideo.com. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the US Securities and Exchange Commission, or SEC, and any references to our websites are intended to be inactive textual references only. The following filings are available for download free of charge through our investor relations website as soon as reasonably practicable after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Act. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330.

ITEM 1A.                         RISK FACTORS

The following is a summary description of some of the material risks and uncertainties that may affect our business, including our future financial and operational results.  In addition to the other information in this Annual Report on Form 10-K, the following statements should be carefully considered in evaluating us.

Risks Relating to Our Business and Industry

Because our business model is continuing to develop, our past operating results may not be indicative of future performance, and our future operating results may fluctuate materially and may increase your investment risk.

We were formed in November 2005 and have a limited operating history.  In 2011, we made the strategic decision to focus our media business on in-stream video advertising and to move away from in-banner video advertising.  This strategy may not prove to be a successful.  As a result of our focus on delivering in-stream video advertising, we have experienced a significant reduction in our in-banner revenue.  Substantially all of our revenue in 2013 and 2012 was generated by the sale of in-stream video ads through the Tremor Video Network.  Additionally, in 2012, we began licensing VideoHub analytics to brand advertisers and their agencies and, more recently, to publishers.  Although we have experienced significant growth in revenue generation in recent periods, our relatively short operating history and developing business model make it difficult to assess our future prospects.  The success of our business faces a number of challenges, including:

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

•                  developing market acceptance for our licensed VideoHub analytics solution and programmatic buying solutions; and

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

We have incurred operating losses since we were formed and expect to incur operating losses in the future.  We incurred net losses of $13.5 million, $16.6 million and $21.0 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, and we had an accumulated deficit of $110.9 million as of December 31, 2013 (which includes a $15.8 million deemed dividend related to the conversion of our Series F preferred stock on July 2, 2013).  We do not know if we will be able to achieve profitability or maintain profitability on a continued basis.  Although our revenue has increased substantially in recent periods, we may not be able to maintain this rate of revenue growth.  We anticipate that our operating expenses will continue to increase as we scale our business and expand our operations.  In particular, we plan to continue to invest in our technology and development efforts and sales and marketing efforts and further increase the number of our programmatic and enterprise focused sales and marketing professionals.  We also expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company.  Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control.  We may never be able to generate sufficient revenue to achieve or sustain profitability.

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

In addition, our business may be materially and adversely affected by weak economic conditions in the specific vertical markets that we serve.  In 2013, we derived the majority of our revenue from advertisers in the consumer packaged goods, entertainment and automotive industries.

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

Our ability to grow is also subject to the risk of future disruptive technologies.  If new technologies emerge that are able to deliver video advertising solutions at lower prices or more efficiently or effectively than our solutions, such technologies could adversely impact our ability to compete.  For example, if we fail to achieve success with our programmatic media buying solution or if our mobile solution is not considered effective, our business and growth prospects could be harmed.

The market in which we participate is intensely competitive and fragmented, and we may not be able to compete successfully with our current or future competitors.

The online video advertising market is highly competitive.  We compete with large online video publishers such as Hulu, LLC and YouTube, LLC, which is owned by Google Inc., as well as advertising technology companies, advertising networks, DSPs, supply side platforms and exchanges, some of which transact programmatically.  They, or other companies that offer competing advertising solutions, may establish or strengthen cooperative relationships with brand advertisers, ad agencies, agency holding companies or publishers, thereby limiting our ability to promote our solutions and generate revenue.  Competitive pressures could require us to reduce the prices we charge advertisers or increase the prices we pay to publishers.  For example, the online video advertising industry has recently experienced and may continue to experience price erosion due to the influx of online video ad inventory as well as the automation of ad buying.

In the traditional media space, our primary competitors for middle of the funnel advertising spend are mainly cable TV broadcasters, radio broadcasters and print media publishers, some of which also have a digital presence.  Across the digital media landscape, we compete for advertising spend with large entities such as Google, Inc., Facebook, Inc., Microsoft Corporation, AOL Inc. and Yahoo! Inc. that offer video advertising services as part of a larger solution for digital media buying.  Many of these competitors and potential competitors have significant client relationships, much larger financial resources and longer operating histories than we have and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online video advertising industry as a whole.

Our business may suffer to the extent that our advertisers and publishers purchase and sell online video advertising directly from each other or through other companies that are able to become intermediaries between advertisers and publishers.  New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services such as analytics, programmatic media buying and exchanges, and bundled offline and online video advertising, aimed at capturing advertising spend.  If the market shifts towards such new technologies and we are unable to either provide such solutions in a compelling manner or otherwise compete with such shift in ad spending, we may incur increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.  For example, we believe that our revenue in the second half of 2013 was negatively impacted by an increase in the prevalence of programmatic video ad buying compared to campaigns purchased on a managed basis.  If there is a delay in, or failure to adopt, our programmatic buying solutions our business and growth prospects could be harmed.

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

We generate substantially all of our revenue from the Tremor Video Network.  Due to the concentration in our revenue, we are potentially subject to greater risks than more diversified companies.  While we began licensing VideoHub analytics in 2012, there can be no assurance that a market will develop for this solution or that licensing revenue will increase.  Additionally, we may develop other solutions from time to time, such as our recently introduced programmatic buying solution, but there can be no assurance that we will successfully develop these solutions or that a market will develop for them.  As a result, we expect to be substantially dependent upon revenue generated from the Tremor Video Network for the foreseeable future.  Due to our limited historical experience, we may not be able to accurately predict future usage trends.

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

The market for performance-based advertising solutions is evolving and has not yet been widely adopted by brand advertisers.  A significant portion of our revenue is generated from ad campaigns that are priced on a performance basis.  Under performance-based pricing models, advertisers only pay us if the applicable performance metrics are satisfied.  We believe performance-based pricing generally provides greater margins than CPM priced campaigns, because we are often able to serve our advertisers’ performance goals with a lower number of purchased impressions.  Historically, a larger portion of brand advertisers’ online advertising budgets have been based on the number of impressions served, such as cost per thousand impressions, or CPM, without regard to performance, and such advertisers may be reluctant or slow to adopt performance-based pricing solutions, including the new suite of performance-based pricing models that we introduced in October 2013.  Additionally, during the last half of 2013, an increased number of campaigns were run on the Tremor Video Network on a CPM-basis with demo guarantees compared to prior periods.  For this period, these campaigns had lower gross margins than our CPE- and CPVC-priced campaigns as well as CPM-priced campaigns without demo guarantees.  Campaigns priced on a performance-basis or a CPM-basis with demo guarantees are subject to the risk that we may purchase ad inventory that we are unable to monetize if the purchased inventory does not perform for our advertisers.  If brand advertisers do not perceive meaningful benefits from our performance-based advertising solutions, our revenue and gross margins may be adversely affected.

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

Publishers have a variety of channels in which to sell their video ad inventory, including direct sales forces and supply side platforms.  Under our exclusive arrangements, a publisher’s direct sales force may sell their own video ad inventory, and many of our exclusive publishers maintain significant direct sales forces.  Furthermore, the scope of exclusivity with respect to the third party monetization of video ad inventory varies with publishers, with some publishers imposing geographical, device, or inventory type limitations.  Any increase in a publisher’s direct sales efforts may negatively impact our access to that publisher’s inventory.  Additionally, if publishers sell their non-exclusive inventory through supply side platforms, or if our competitors offer higher prices for their ad inventory, our ability to obtain ad inventory on a cost-effective basis may be affected.

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

We only recently began licensing VideoHub analytics and if a market for this solution fails to develop, our growth prospects could be adversely affected.

We only recently began licensing VideoHub analytics, and demand for this solution by advertisers, agencies or publishers may not develop or may develop more slowly than we expect.  Third parties from which we license certain data utilized by these solutions may terminate such licenses or be unwilling to renew such licenses on terms that are satisfactory to us.  Additionally, our ability to measure campaigns running through publishers that do not provide inventory to the Tremor Video Network depends on such publishers accepting our tags on their sites.  If a publisher does not accept our tags, VideoHub will not be able to track video ad campaign performance across these sites.  This inability could potentially diminish the value of our licensing solution to our advertiser and agency clients for non-Tremor Video Network video ad campaigns.  Additionally, our competitors may develop competitive solutions that gain greater market acceptance than our licensed solutions.  If the market for these solutions fails to develop, our growth prospects could be adversely affected.

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

We experience fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations.

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

Factors that may affect our operating results include the following:

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

•                  timing differences at the end of each period between our payments to publishers for advertising inventory and our collection of advertising revenue related to that inventory; and

•                  costs related to acquisitions of other businesses.

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

We have limited experience in marketing, selling and supporting our solutions abroad.  During fiscal 2013, fiscal 2012 and fiscal 2011, more than 95% of our revenue was generated in the United States.  While we have offices outside of North America in Singapore and the United Kingdom, substantially all of our operations are located in the United States.

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

Our business and operations may consume resources faster than we anticipate.  In the future, we may need to raise additional funds to expand our marketing and sales and technology development efforts or to make acquisitions.  Additional financing may not be available on favorable terms, if at all.  Our credit facility matures in December 2014, and we may be unable to renew the credit facility on terms that are acceptable to us.  If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our marketing and sales and technology development efforts or take advantage of acquisition or other opportunities, which could harm our business and results of operations.  Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock.  Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.  As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

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

Interruptions or delays in service from our third-party data center hosting facilities and other third parties could impair the delivery of our solutions and harm our business.

We currently utilize a single third-party data center hosting facility located in Boston, Massachusetts to deliver our solutions.  All of our data storage and analytics are conducted on, and the video ad campaigns we deliver are processed through, servers in this facility. We also rely on bandwidth providers, internet service providers and mobile networks to deliver video ads.  In addition, we utilize a third party data center hosting facility located in New York, New York for corporate information technology use.  Any damage to, or failure of, the systems of our third-party data centers or our other third-party providers could result in interruptions to the availability or functionality of our service.  If for any reason our arrangements with our data centers or third-party providers are terminated, we could experience additional expense in arranging for new facilities, technology services and support.  In addition, the failure of our data centers or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations.

The occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close our third-party data centers or the facilities of any third-party provider without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our solutions.  While we have disaster recovery arrangements in place, they have not been tested under actual disasters or similar events and may not effectively permit us to continue to provide our solutions in the event of any problems with respect to our data centers or any other third-party facilities.  To date, we have not experienced these types of events, but we cannot provide any assurances that they will not occur in the future.  If any such event were to occur to our business, the delivery of our solutions could be impaired and our business harmed.

Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes.  At December 31, 2013, we had approximately $84.7 million of U.S. federal and state net operating loss carryforwards, or NOLs, which expire in various years beginning in 2026.  A lack of future taxable income would adversely affect our ability to utilize these NOLs.  In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income.  We believe that we experienced an ownership change under Section 382 of the Internal Revenue Code in prior years that may limit our ability to utilize a portion of the NOLs in the future.  In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code.  Our NOLs may also be impaired under similar provisions of state law.  We have recorded a full valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.  Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Our subsidiary ScanScout was in the past subject to an FTC inquiry regarding its use of “Flash” cookies.  As a result of our acquisition of ScanScout in December 2010, we are now subject to an FTC order regarding certain notice, disclosure and choice obligations regarding the use of cookies and our collection and use of data in connection with the delivery of targeted advertising.  See “Item 1 — Business — Government Regulation; Industry Alliances” for a more complete description of this order.  In addition, ScanScout was subject to a putative class action legal proceeding regarding its use of “Flash” cookies, which was settled in March 2012 and dismissed with prejudice.

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

We currently own two issued U.S. patents and one granted European patent, which we registered in France, Germany and Great Britain.  Additionally, we currently own seven pending U.S. patent applications that we are currently prosecuting with the U.S. Patent and Trademark Office, although there can be no assurance that any of these patent applications will ultimately be issued a patent.  We also register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States.  We also rely upon common law protection for certain marks, such as “Tremor Video.” Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation.  While we have a patent and certain patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications.  In addition, our existing patents and any patents that may be issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties.  Our competitors and others could attempt to capitalize on our brand recognition by using domain names or business names similar to ours.  Domain names similar to ours have been registered in the United States and elsewhere.  We may be unable to prevent third parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks.  Effective trade secret, copyright, trademark, domain name and patent protection are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights.  We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location.  We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  Commencing as of the fiscal year beginning January 1, 2014, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.  As an “emerging growth company” under the Jumpstart Our Business Startups, or JOBS Act, we have availed ourselves in this annual report, and we expect to avail ourselves in future filings, of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting; however, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.  Prior to becoming a public company, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.  Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We may in the future discover areas of our internal controls over financial reporting that need improvement.  Our internal controls over financial reporting will not prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective disclosure controls and procedures or proper and effective internal controls over our financial reporting, we may not be able to produce timely and accurate financial statements and other disclosures, and we may conclude that our internal controls over financial reporting are not effective.  If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, or NYSE, the SEC or other regulatory authorities.

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

We are an “emerging growth company” and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and not being required to hold a nonbinding advisory vote on executive compensation or obtain stockholder approval of “golden parachute” payments.  We could be an “emerging growth company” for up to five years, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three year period before the end of that five-year period, we would cease to be an “emerging growth company” as of December 31st following such occurrence.  Investors may find our common stock less attractive if we choose to rely on these exemptions, in which case the price of our common stock may suffer or there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  Since shares of our common stock were sold in our IPO in June 2013 at a price of $10.00 per share, our stock price has ranged from an intraday low of $3.59 to an intraday high of $11.09 through March 21, 2014.  In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities.  In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors affecting the market price of our common stock include:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action or derivative litigation has often been brought against that company and its officers and directors.  We are currently subject to a putative class action lawsuit filed in the United States District Court for the Southern District of New York, which alleges certain misrepresentations by us in connection with our initial public offering concerning our business and prospects.  Because of the potential volatility of our stock price, we may become the target of additional securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

The pending class action litigation could cause us to incur substantial costs and divert our management’s attention and resources.

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, our directors, and certain of our executive officers. The lawsuit alleges certain misrepresentations by us in connection with our initial public offering concerning our business and prospects.  The lawsuit seeks unspecified damages.  On February 7, 2014, the Court entered an order appointing lead plaintiff and lead counsel.  On March 3, 2014, the Court entered an order requiring that lead plaintiff file an amended complaint on or before April 1, 2014.  We intend to vigorously defend against these claims and to seek dismissal of the amended complaint.  Due to the early stage of these proceedings, we cannot predict the likely outcome of the lawsuit, and an adverse result could have a material effect on our financial statements. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock, or the perception that a substantial number of shares could be sold, could reduce the market price of our common stock.  As of March 21, 2014, we had 50,341,663 shares of common stock outstanding.   In addition, the shares subject to outstanding options and warrants, for which 4,507,658 shares and 39,824 shares, respectively, were exercisable as of December 31, 2013 will become available for sale immediately upon the exercise of such options or warrants.

Moreover, as of December 24, 2013, the date of the expiration of our IPO lockup, holders of an aggregate of approximately 34,276,207 shares of our common stock, or 68.7%, of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  We have also registered for offer and sale all shares of common stock that we may issue under our stock-based compensation plans.  These shares can be freely sold in the public market upon issuance. Sales of common stock by existing stockholders in the public market, the availability of these shares for sale, our issuance of securities or the perception that any of these events might occur could materially and adversely affect the market price of our common stock.  In addition, the sale of these securities could impair our ability to raise capital through the sale of additional stock.

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

Our executive officers, directors and principal stockholders and their respective affiliates beneficially owned, in the aggregate, a significant percentage of our outstanding common stock as of December 31, 2013.  These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.  The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

ITEM 1B.                         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                  PROPERTIES

Our principal offices occupy approximately 22,000 square feet of leased office space in New York, New York pursuant to a lease agreement that expires in 2021. We also lease offices in Mountain View, California; San Francisco, California; Santa Monica, California; Chicago, Illinois; Boston, Massachusetts; Southfield, Michigan; Irving, Texas; London, England; and Singapore. We also utilize a third-party data center hosting facilities located in Boston, Massachusetts and New York, New York. We believe our facilities are adequate for our current and near-term needs.

ITEM 3.                                  LEGAL PROCEEDINGS

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, our directors, and certain of our executive officers. The lawsuit alleges certain misrepresentations by us in connection with our initial public offering concerning our business and prospects.  The lawsuit seeks unspecified damages.  On February 7, 2014, the Court entered an order appointing lead plaintiff and lead counsel.  On March 3, 2014, the Court entered an order requiring that the lead plaintiff file an amended complaint on or before April 1, 2014.  We intend to vigorously defend against these claims and to seek dismissal of the amended complaint.  Due to the early stage of these proceedings, we cannot predict the likely outcome of the lawsuit, and an adverse result could have a material effect on our financial statements.

In addition, from time to time we are involved in legal proceedings or subject to claims arising in the ordinary course of our business, including, but not limited to, certain pending patent and privacy litigation matters.  Although the results of litigation and claims cannot be predicted with certainty, except as noted above we do not believe we are a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.                                  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.                                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “TRMR” since June 27, 2013. Prior to that time, there was no public market for our stock.

Holders of Record

As of December 31, 2013 there were approximately 198 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Price Range of Our Common Stock

The following table sets forth for the indicated periods the intraday high and low sales prices per share for our common stock on the New York Stock Exchange.

	High	Low

Second Quarter 2013 (from June 27, 2013)	$11.09	$7.90
Third Quarter 2013	$10.77	$6.25
Fourth Quarter 2013	$11.09	$3.59

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of Tremor Video, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

This following graph compares, for the year ended December 31, 2013, the cumulative total return on our common stock, the NYSE Composite Index and the Powershares S&P SmallCap Information Technology Portfolio Index.  The graph assumes $100 was invested on June 26, 2013, in the common stock of Tremor Video, Inc, the NYSE Composite Index and the Powershares S&P SmallCap Information Technology Portfolio Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Dividend Policy

We have never declared or paid any dividends on our common stock or any other securities. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing our credit facility. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

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

Purchases of Equity Securities by the Issuer

None.

Recent Sales of Unregistered Securities

From January 1, 2013 through July 2, 2013, the closing of our initial public offering, we granted options under our 2008 Equity Incentive Plan to purchase an aggregate of 566,305 shares of our common stock to employees, consultants and directors, having a weighted average exercise price of $7.09 per share. Of these, options to purchase an aggregate of 25,331 shares have been cancelled without being exercised. During the period from January 1, 2013 through July 2, 2013, an aggregate of 68,791 shares were issued upon the exercise of stock options, at exercise prices between $0.63 and $5.01 per share, for aggregate proceeds of approximately $0.1 million. The offers, sales and issuances of the securities described in this paragraph were exempt from registration under Rule 701 promulgated under the Securities Act in that the transactions were under compensatory benefit plans as provided under Rule 701. Appropriate legends were affixed to the securities issued in these transactions.

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

On July 25, 2013, Silicon Valley Bank (“SVB”) exercised, in full, the following warrants to acquire common stock pursuant to a cashless net exercise:  (i) warrants to acquire 17,607 shares of common stock, net of 14,052 shares of common stock tendered to us, at an exercise price of $3.79 per share, with an expiration date of February 8, 2020, (ii)  warrants to acquire 16,210 shares of common stock, net of 19,321 shares of common stock tendered to us, at an exercise price of $4.64 per share, with an expiration date of December 7, 2018 and (iii) warrants to acquire 30,250 shares of common stock, net of 5,270 shares of common stock tendered to us, at an exercise price of $1.27 per share, with an expiration date of June 7, 2017  (refer to note 11 of the notes to consolidated financial statements included in Part IV, Item 15 of this Form 10-K, which are presented beginning on page F-1).  The number of shares tendered to us to satisfy the exercise price for the warrants was based on the closing price of our common stock on July 24, 2013.  In the aggregate, we issued 64,067 shares to SVB in connection with these exercises.  The offers, sales and issuances of such securities were deemed to be exempt from registration under the Securities Act in reliance on Regulation D promulgated thereunder.

ITEM 6.                                  SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected consolidated financial data. The following selected consolidated financial data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements that are included in this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The consolidated balance sheet data as of December 31, 2011 is derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

The following data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)

Revenue	$131,796	$105,190	$90,301
Cost of revenue	77,925	61,317	58,502
Gross profit	53,871	43,873	31,799

Operating expenses:
Technology and development(1)	11,637	8,144	5,900
Sales and marketing(1)(2)	38,496	35,042	28,829
General and administrative(1)	10,950	10,824	10,880
Depreciation and amortization	6,310	5,992	6,088
Total operating expenses	67,393	60,002	51,697

Loss from operations	(13,522)	(16,129)	(19,898)

Interest and other income (expense):
Interest expense, net	(127)	(227)	(321)
Other income (expense), net	339	(8)	(583)
Total interest and other income (expense), net	212	(235)	(904)

Loss before income taxes	(13,310)	(16,364)	(20,802)

Income tax expense	206	280	223

Net loss	$(13,516)	$(16,644)	$(21,025)

Net loss per share attributable to common stockholders — basic and diluted(3)	$(1.02)	$(2.22)	$(3.02)

Weighted average number of shares of common stock outstanding basic and diluted(4)(5)	28,761,700	7,499,986	6,952,952

Other Financial Data:

In-stream advertising revenue(6)	$128,252	$99,678	$75,500

Adjusted EBITDA(7)	$(2,112)	$(7,218)	$(10,927)

Consolidated Balance Sheets Data:

	As of December 31,
	2013	2012	2011
	(in thousands)

Cash, cash equivalents and short-term investments(8)(9)	$92,691	$32,533	$40,366
Working capital	102,533	39,892	49,601
Total assets	190,560	129,723	137,980
Mandatorily redeemable convertible preferred stock	—	162,466	162,082
Total liabilities(10)	33,528	30,729	26,506
Total stockholders’ equity (deficit)	157,032	(63,472)	(50,608)

(1)         Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Technology and development	$549	$422	$507
Sales and marketing	1,188	1,020	670
General and administrative	1,667	1,477	1,706
Total stock-based compensation expense	$3,404	$2,919	$2,883

(2)         Includes stock-based long-term incentive compensation expense of $1.6 million for the year ended December 31, 2013.

(3)         For the year ended December 31, 2013, basic and diluted net loss per share attributable to common stockholders includes $15.8 million deemed dividend from the conversion of our Series F preferred stock on July 2, 2013.  Refer to “Note 2 — Summary of Significant Accounting Policies” and “Note 13 — Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)” in the notes to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K, which are presented beginning on page F-1.

(4)         As a result of our operating losses incurred for the years ended December 31, 2013, 2012 and 2011, all potentially dilutive securities are anti-dilutive and, accordingly, basic and diluted weighted average number of shares of common stock outstanding is equal for the periods presented.

(5)         For the year ended December 31, 2013, our basic and diluted weighted average number of shares of common stock outstanding increased by approximately 21.0 million shares as a result of our IPO on July 2, 2013.

(6)         In-stream advertising revenue is the revenue we generate solely from the sale of in-stream video ads.

(7)         We define Adjusted EBITDA as net loss before interest expense, net and other (income) expense, net, income tax expense, depreciation and amortization expense, and adjusted to eliminate the impact of stock-based compensation expense, stock-based long-term incentive compensation expense, both of which are non-cash items, and litigation costs associated with pending class action securities litigation. We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA is a non-GAAP financial measure. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (a) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (e) Adjusted EBITDA does not reflect litigation costs associated with pending class action securities litigation; and (f) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Net loss	$(13,516)	$(16,644)	$(21,025)
Adjustments:
Total interest expense and other (income), net	(212)	235	904
Income tax expense	206	280	223
Depreciation and amortization expense	6,310	5,992	6,088
Stock-based compensation expense	3,404	2,919	2,883
Stock-based long-term incentive compensation expense(a)	1,614	—	—
Litigation costs	82	—	—
Total net adjustments	11,404	9,426	10,098
Adjusted EBITDA	$(2,112)	$(7,218)	$(10,927)

(a) Refer to footnote (2) above and footnote (10) below for a further description of our stock-based long-term incentive compensation expense.

(8)         At December 31, 2013, cash and cash equivalents includes $66.6 million in proceeds from the common stock issuance as a result of our IPO on July 2, 2013.

(9)         At December 31, 2011, included with cash and cash equivalents are $8.7 million of short-term investments.

(10)  At December 31, 2013, total liabilities include $1.6 million of stock-based long-term incentive compensation expense related to our long-term sales incentive compensation plan.  Payments earned under the plan for the 2013 plan year will be made in stock-based awards to participants that remain employed with us through June 30, 2014.  If any participant in our long-term sales incentive compensation plan is not employed on June 30, 2014, such participant will forfeit any rights to receive payment under the plan.

ITEM 7.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are a leading provider of technology-driven video advertising solutions enabling brand advertisers to engage consumers across multiple internet-connected devices including computers, smartphones, tablets and connected TVs.  Our clients include some of the largest brand advertisers in the world including all of the top 10 automakers and 9 of the top 10 consumer packaged goods companies.  Our relationships with leading brand advertisers and their agencies have helped us create a robust online video ecosystem that includes more than 500 premium websites and mobile applications, over 200 of which partner with us on an exclusive basis.  Our proprietary technology, VideoHub, analyzes in-stream video content, detects viewer and system attributes, and leverages our large repository of stored data to optimize video ad campaigns for brand-centric metrics.  VideoHub also provides advertisers and agencies with advanced analytics and measurement tools enabling them to understand why, when and where viewers engage with their video ads.

Our VideoHub technology is the backbone of the Tremor Video Network through which we offer advertisers access to engaged consumers at scale in brand safe environments across multiple devices.  In 2013, we derived substantially all of our revenue by delivering in-stream video advertising on behalf of a diversified base of brand advertisers in the United States through the Tremor Video Network.  Our in-stream video advertising revenue grew from $75.5 million in 2011 to $99.7 million in 2012 and to $128.3 million in 2013, or 32.1% and 28.7% from 2011 to 2012 and from 2012 to 2013, respectively.  Consistent with our strategy to focus on in-stream video advertising, our revenue from in-banner advertising revenue declined from $14.8 million in 2011 to $3.8 million in 2012 and $0.3 million in 2013. Despite this focus, in order to meet specific objectives of our advertiser and agency clients we may deliver in-banner advertisement with respect to certain campaigns running on the Tremor Video Network.  Accordingly, revenue from in-banner advertising may increase in future periods.

To further align the Tremor Video Network with the needs of brand advertisers, we offer a number of performance-based pricing models for in-stream video advertisements.  These models include cost per engagement, or CPE, pricing where we are compensated only when viewers actively engage with advertisers’ campaigns, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds, and cost per video completion, or CPVC, pricing where we are compensated only when a viewer completes the video ad.  In October 2013, we introduced additional performance-based pricing models where we are compensated only when a campaign results in a positive shift in the consumer’s favorability or intent towards a brand (which we refer to as cost per brand-shift, or CPS) or when a consumer’s intent is shifted away from a competing brand (which we refer to as cost per conquest, or CPQ).  Building on our CPVC offering, we also announced a new pricing model where we are only compensated when a video ad is both completed and viewable by the viewer for the duration of the ad (which we refer to as CPV&C).  We believe our performance-based pricing models have higher gross margins than traditional CPM pricing models, which are based solely on the number of ad impressions delivered, because we are often able to serve our advertisers’ performance goals with a lower number of purchased impressions.  As viewers increase time spent viewing video on smartphones and tablets, we expect brand advertisers to devote increasing amounts of advertising spend to these channels.  Smartphones and tablets are inherently interactive and we believe that our in-stream advertising capabilities and higher margin CPE pricing model is well suited to address the growing market for mobile video ads.  As a percentage of total revenue, revenue attributable to performance-based pricing for 2013, 2012 and 2011 was 29.8%, 22.7% and 7.9%, respectively. We are focused on increasing the sales of video ad campaigns with performance-based pricing to drive revenue growth and increased margins.

In addition to our performance-based pricing models, we also offer advertisers the ability to purchase campaigns on a CPM-basis with a guaranteed demographic reach, or demo guarantees, where an advertiser pays based on the number of impressions that are delivered to a target demographic.  In 2013, campaigns sold with demo guarantees had lower gross margins than CPM-priced campaigns that were sold without demo guarantees.

In 2012, we also began licensing VideoHub analytics to advertisers and agencies through an intuitive, customizable user interface.  This license solution affords advertisers transparency and analytical tools to measure the effectiveness of video ad campaigns across all of their video ad buys, whether or not those campaigns are run through the Tremor Video Network.  Recently, we also began to license VideoHub analytics to publishers who can use the platform to gain insights into what is driving the performance of ad campaigns running on their sites.  In 2013 and 2012, we generated $3.2 million and $1.7 million, respectively, of revenue from licensed analytics-solutions.  Our gross margin on this licensing revenue is generally higher than that for the Tremor Video Network.

To complement our current offerings, we are continuing to develop and invest in a programmatic buying solution for brand advertisers.  In the second half of 2013, we introduced a demand side platform, or DSP, for brand performance, which we are currently testing with select partners.  Through our DSP, advertisers and agencies can leverage VideoHub technology to programmatically bid on and buy video ad inventory for brand-centric metrics both on the Tremor Video Network and through third party supply sources.  In addition, we are continuing to integrate our technology with third party exchanges and DSPs, enabling them and their advertiser and agency clients to programmatically bid on and buy video ad inventory on the Tremor Video Network.

We have increased our revenue from $90.3 million in 2011 to $105.2 million in 2012 and $131.8 million in 2013. Over the same period, our gross margin varied from 35.2% in 2011 to 41.7% in 2012 and 40.9% in 2013 due in part to variations of the percentage of revenue derived from our performance based pricing models and, more recently, revenue derived from CPM-priced campaigns sold with demo guarantees. Our net loss decreased from $21.0 million in 2011 to $16.6 million in 2012 and $13.5 million in 2013. Our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) improved from a loss of $10.9 million in 2011 to a loss of $7.2 million in 2012 and a loss of $2.1 million in 2013.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue	$131,796	$105,190	$90,301
Gross margin	40.9%	41.7%	35.2%
Net loss	(13,516)	(16,644)	(21,025)
In-stream advertising revenue(1)	128,252	99,678	75,500
Adjusted EBITDA	(2,112)	(7,218)	(10,927)

(1)         In-stream advertising revenue is the revenue we generate solely from the sale of in-stream video ads.

Revenue and Gross Margin

In the past, we generated a significant portion of revenue from the delivery of video display and banner ads, or in-banner video ads.  Beginning in 2011, we decided to focus our business on in-stream video advertising and to move away from in-banner video advertising.  We believe in-stream video ads are better suited for brand advertisers because they can be served to viewers immediately prior to or during the publisher’s content commanding attention when viewers are most engaged as opposed to in-banner video ads, which are served on the periphery of publisher content where viewers may not direct their attention.  As a result, revenue from the delivery of in-stream video ads has increased year over year as a percentage of our total revenue, and revenue from the delivery of in-banner video ads has decreased.  In 2013, 2012 and 2011, our in-banner video advertising revenue was $0.3 million, $3.8 million and $14.8 million, respectively.  Despite our focus on in-stream advertising, in order to meet specific objectives of our advertiser and agency clients, we may deliver in-banner advertisement with respect to certain campaigns running on the Tremor Video Network.  As a result, revenue from in-banner advertising may increase in future periods.

Historically, gross margin has been positively affected by campaigns priced on a performance basis.  As a percentage of total revenue, revenue attributable to performance-based pricing for 2013, 2012 and 2011 was 29.8%, 22.7% and 7.9%, respectively.  For 2013, CPM-priced campaigns sold with demo guarantees had lower gross margins than CPM-priced campaigns that were sold without demo guarantees.  In the second half of 2013, our gross margin was negatively affected by an increase in the relative mix of CPM-priced campaigns sold with demo guarantees and a decrease in the relative mix of campaigns priced on a performance basis. If the relative mix of CPM-priced campaigns sold with demo guarantees increases, or the relative mix of campaigns priced on a performance basis decreases in future periods, our gross margin may be negatively affected.

In 2012, we began to license VideoHub analytics to advertisers and agencies through an intuitive and customizable console.  We also recently expanded this offering to publishers.  In the near-term, we are investing in the further development of our programmatic buying solution, the enhancement of our licensed solutions, and the expansion of our sales and support for these solutions.  Over time we expect the licensing portion of our business to become a more significant contributor to our operating results, which we believe would have a positive impact on our gross margin.

Adjusted EBITDA

Adjusted EBITDA represents our net loss before interest expense, net and other (income) expense, net, income tax expense, depreciation and amortization expense, and adjusted to eliminate the impact of stock-based compensation expense, stock-based long-term incentive compensation expense, both of which are non-cash items, and litigation costs associated with pending class action securities litigation.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of the exclusion of the impact of non-cash stock-based compensation expense, stock-based long-term incentive compensation expense and litigation costs associated with pending class action securities litigation, excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is not a measure calculated in accordance with GAAP. Please see footnote (7) to the table in “Item 6 —Selected Consolidated Financial Data” in this Annual Report on Form 10-K for a discussion of the limitations of Adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measurement, for the years ended December 31, 2013, 2012  and 2011.

Components of Operating Results

We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue

We generate revenue primarily by delivering in-stream video advertisements for brand advertisers and agencies through the Tremor Video Network.  We also began licensing VideoHub analytics to advertisers and agencies in 2012 and, more recently, to publishers.

We generally price delivery of our video ads on a CPM, CPE, CPVC, CPQ or CPV&C basis.  We recognize revenue for video ad delivery through the Tremor Video Network upon: (i) delivery of impressions served for CPM-priced ad campaigns without demo guarantees; (ii) delivery of each impression served to a target demographic for CPM-priced ad campaigns with demo guarantees; (iii) engagement by the consumer with a video ad for CPE-priced ad campaigns; (iv) completion of a video ad by the consumer for CPVC-priced ad campaigns; (v) positive shift in a consumer’s favorability towards a brand for CPS-priced ad campaigns; (vi) shift of a consumer’s intent away from a competing brand for CPQ-priced ad campaigns; and (vii) completion of a video ad by a consumer, which video ad is viewable for its duration, for CPV&C-priced ad campaigns.  The prices we charge our clients also vary depending upon the ad format chosen and the device type through which the campaign runs, but are generally consistent across computers, smartphones and tablets.  For managed campaigns, we offer our Tremor Video Network solution to advertisers by entering into insertion orders with ad agencies on behalf of advertisers.  These insertion orders are generally cancellable upon short notice and without penalty consistent with standard terms and conditions for the purchase of internet advertising for media buys one year or less published by the Interactive Advertising Bureau.  For programmatic campaigns purchased on the Tremor Video Network by advertisers and agencies through third party DSPs or exchanges, we enter into agreements with such DSPs or exchanges.

In 2012, we began generating revenue from licensing VideoHub analytics.  We provide basic access to VideoHub analytics to advertisers and agencies with respect to their video ad campaigns running through the Tremor Video Network and charge a license fee for advanced analytics.  We also license VideoHub analytics for a fee to advertisers and agencies for video advertising campaigns running outside the Tremor Video Network and to publishers who use our solution to gain insights into the performance of their video inventory.  The license fee varies depending upon the level of access to our video advertising analytics and the volume of impressions being analyzed by VideoHub.  We recognize revenue with respect to this solution on a CPM basis based upon the number of impressions being analyzed in a given month. In limited cases, we may charge a minimum monthly fee.  Typically, our license terms are for one year periods.

Our revenue recognition policies are discussed in more detail in the section below titled “—Critical Accounting Policies and Estimates.”

Cost of Revenue

Our cost of revenue primarily represents the video advertising inventory costs under our publisher contracts, research costs, third party hosting fees, and third party serving fees incurred to deliver the video ads run through the Tremor Video Network.  Cost of revenue also includes costs from our licenses from third party data providers utilized in our licensed analytics.  Substantially all of our cost of revenue is attributable to video advertising inventory costs under our publisher contracts.  We recognize cost of revenue on a publisher-by-publisher basis at the same time as we recognize the associated advertising revenue.  Substantially all of our exclusive publisher contracts contain minimum percentage fill rates on qualified video ad requests, which effectively means that we must purchase this inventory from our exclusive publishers even if we lack a video advertising campaign to deliver.  We recognize the difference between our contractually required fill rate and the number of video ads actually delivered by us on the publisher’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Historically, the impact of the difference between the contractually required fill rate and the number of ads delivered has not been material.  Costs owed to publishers but not yet paid are recorded in our consolidated balance sheets as accounts payable and accrued expenses.

Operating Expenses

Operating expenses consist of technology and development, sales and marketing, general and administrative and depreciation and amortization expenses.  Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of these expense categories other than depreciation and amortization expenses.  We grew to 291 employees at December 31, 2013 from 252 employees at December 31, 2012, and we expect to continue to hire new employees in order to support our anticipated revenue growth.  We include stock-based compensation expense in connection with the grant of stock options or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function.

Technology and Development Expense. Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for development, network operations and engineering personnel.  Additional expenses in this category include costs related to the development, quality assurance and testing of new technology and maintenance and enhancement of existing technology and infrastructure as well as consulting, travel and other related overhead.  We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support.  Due to the rapid development and changes in our business, we have expensed technology and development expenses in the same year that the costs are incurred.  The number of employees in technology and development functions grew to 90 employees at December 31, 2013 from 68 employees at December 31, 2012.  We intend to continue to invest in our technology and development efforts, in particular as it relates to our programmatic buying solution, by hiring additional personnel and by using outside consulting firms for various initiatives.  We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

Sales and Marketing Expense.  Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing and creative employees and our advertiser focused, publisher focused and enterprise focused sales and sales support employees.  Additional expenses in this category include marketing programs, consulting, travel and other related overhead.  The number of employees in sales and marketing functions grew to 168 employees at December 31, 2013 from 156 employees at December 31, 2012.  We expect our sales and marketing expense to increase in the foreseeable future as we continue to grow the Tremor Video Network, further increase the number of our enterprise solution focused sales and marketing professionals and expand our marketing activities.

General and Administrative Expense. General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees.  Included in general and administrative expenses are consulting and professional fees, including legal, accounting and investor relations fees, insurance, costs associated with compliance with the Sarbanes-Oxley Act and other public company corporate expenses, travel and other related overhead.  The number of employees in general and administrative functions grew to 33 employees at December 31, 2013 from 28 employees at December 31, 2012.  We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company and the continuing growth of our business.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consist primarily of interest income, interest expense, foreign exchange transaction gains and losses, and mark-to-market income (expense).  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense consists primarily of the interest incurred on outstanding borrowings under our credit facility.  As of December 31, 2013, we did not have any outstanding borrowings under our credit facility.  Mark-to-market income (expense) consists primarily of income (expense) related to our preferred stock warrant liability.  As of December 31, 2013, we no longer have any preferred stock warrant liability outstanding.

Results of Operations

The following table is a summary of our consolidated statement of operations data for each of the periods indicated. The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.

	Year Ended December 31,
	2013		2012		2011
		Percentage		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$131,796	100.0%	$105,190	100.0%	$90,301	100.0%
Cost of revenue	77,925	59.1	61,317	58.3	58,502	64.8
Gross profit	53,871	40.9	43,873	41.7	31,799	35.2

Operating expenses:
Technology and development	11,637	8.8	8,144	7.7	5,900	6.5
Sales and marketing	38,496	29.2	35,042	33.3	28,829	31.9
General and administrative	10,950	8.3	10,824	10.3	10,880	12.0
Depreciation and amortization	6,310	4.8	5,992	5.7	6,088	6.8
Total operating expenses	67,393	51.1	60,002	57.0	51,697	57.2
Loss from operations	(13,522)	(10.2)	(16,129)	(15.3)	(19,898)	(22.0)
Total interest and other income (expense), net	212	0.2	(235)	(0.2)	(904)	(1.0)
Loss before income taxes	(13,310)	(10.0)	(16,364)	(15.5)	(20,802)	(23.0)
Income tax expense	206	0.2	280	0.3	223	0.3
Net loss	$(13,516)	(10.2)%	$(16,644)	(15.8)%	$(21,025)	(23.3)%

Comparison of Years Ended December 31, 2013 and 2012

			Change
	Year Ended December 31,		Increase / (Decrease)
	2013	2012	Amount	Percentage
	(in thousands)
Revenue	$131,796	$105,190	$26,606	25.3%

Revenue.   The increase in revenue in 2013 compared to 2012 was primarily attributable to a $28.6 million increase in our in-stream video advertising revenue, representing 28.7% growth year-over-year, and a $1.5 million increase in revenue from licensing solutions. The increase in revenue was partially offset by a $3.5 million reduction to $0.3 million in in-banner video advertising revenue due to our decision at the beginning of 2011 to increase our focus on the sale of in-stream video advertising and de-emphasize in-banner advertising.

			Change
	Year Ended December 31,		Increase / (Decrease)
	2013	2012	Amount	Percentage
	(in thousands)
Cost of revenue	$77,925	$61,317	$16,608	27.1%
Gross profit	53,871	43,873	9,998	22.8
Gross margin	40.9%	41.7%

Cost of Revenue, Gross Profit and Gross Margin.   The increase in cost of revenue in 2013 compared to 2012 was driven primarily by $15.4 million of increased video advertising inventory costs, resulting from our revenue increase, and a $1.2 million increase in data, ad serving, hosting and research costs. The increase in our gross profit in 2013 compared to 2012 was driven by a 25.3% increase in revenue year-over-year partially offset by a 27.1% increase in our cost of revenue year-over-year.

The 0.8 percentage point decline in our gross margin during 2013 compared to 2012 was primarily attributable to a decrease in the second half of 2013 in the relative mix of our performance-priced ad campaigns and an increase in the relative mix of CPM-priced ad campaigns sold with demo guarantees.  Historically, our performance-priced ad campaigns have had higher gross margins than our traditional CPM priced campaigns.  For 2013, CPM-priced campaigns sold with demo guarantees had lower gross margins than CPM-priced campaigns that were sold without demo guarantees.

			Change
	Year Ended December 31,		Increase / (Decrease)
	2013	2012	Amount	Percentage
	(in thousands)
Technology and development	$11,637	$8,144	$3,493	42.9%
% of total revenue	8.8%	7.7%

Technology and Development.   The increase in technology and development expense in 2013 compared to 2012 was primarily attributable to a $2.6 million increase in salaries, incentive compensation, stock-based compensation costs and other personnel-related costs associated with the increase in headcount, as we continue to invest in technology and development efforts, in particular with respect to our programmatic buying solution, and a $0.9 million increase in recruiting fees, professional development, technology maintenance and overhead costs.

			Change
	Year Ended December 31,		Increase / (Decrease)
	2013	2012	Amount	Percentage
	(in thousands)
Sales and marketing	$38,496	$35,042	$3,454	9.9%
% of total revenue	29.2%	33.3%

Sales and Marketing.   The increase in sales and marketing expense in 2013 compared to 2012 was primarily attributable to a $2.4 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, as we increased the number of sales and marketing personnel to support our expanding advertiser base and our licensing and programmatic buying initiatives, a $1.4 million increase in professional fees and overhead costs, and a $1.1 million increase in travel and entertainment expenses. These increases were partially offset by a $1.4 million decrease in marketing costs.

			Change
	Year Ended December 31,		Increase / (Decrease)
	2013	2012	Amount	Percentage
	(in thousands)
General and administrative	$10,950	$10,824	$126	1.2%
% of total revenue	8.3%	10.3%

General and Administrative.   The increase in general and administrative expense in 2013 compared to 2012 was primarily attributable to a $ 1.3 million increase in salaries, incentive compensation, stock-based compensation costs and other personnel-related costs and an increase of $1.4 million in public company and professional development expenses, and other taxes and fees.  These increases were partially offset by a $2.6 million decrease in legal, consulting, professional and recruiting fees and overhead costs.

			Change
	Year Ended December 31,		Increase / (Decrease)
	2013	2012	Amount	Percentage
	(in thousands)
Depreciation and amortization	$6,310	$5,992	$318	5.3%
% of total revenue	4.8%	5.7%

Depreciation and Amortization.    The increase in depreciation and amortization expense in 2013 compared to 2012 was primarily attributable to increases in depreciation related to additional leasehold improvements to our office spaces and purchases of computer hardware as a result of an increase in headcount.

			Change
	Year Ended December 31,		Increase / (Decrease)
	2013	2012	Amount	Percentage
	(in thousands)
Total interest and other income (expense), net	$212	$(235)	$447	N/A
% of total revenue	0.2%	(0.2)%

Total Interest and Other Income (Expense), Net.    The increase in total interest and other income (expense), net, in 2013 compared to 2012 was primarily attributable to a $0.3 million reduction in mark-to-market expense related to our preferred stock warrant liability and a $0.1 million reduction in interest expense in connection with the repayment of amounts outstanding under our credit facility.

Comparison of Years Ended December 31, 2012 and 2011

			Change
	Year Ended December 31,		Increase / (Decrease)
	2012	2011	Amount	Percentage
	(in thousands)
Revenue	$105,190	$90,301	$14,889	16.5%

Revenue.   The increase in revenue in 2012 compared to 2011 was primarily attributable to a $24.2 million increase in our in-stream video advertising revenue, representing 32.1% growth year-over-year, which included an increased mix of our performance-based ad products compared to our CPM priced ad products, and a $1.7 million increase in revenue from licensing solutions. The increase in revenue was partially offset by an $11.0 million reduction to $3.8 million in in-banner video advertising revenue due to our decision at the beginning of 2011 to increase our focus on the sale of in-stream video advertising and de-emphasize in-banner advertising.

			Change
	Year Ended December 31,		Increase / (Decrease)
	2012	2011	Amount	Percentage
	(in thousands)
Cost of revenue	$61,317	$58,502	$2,815	4.8%
Gross profit	43,873	31,799	12,074	38.0
Gross margin	41.7%	35.2%

Cost of Revenue, Gross Profit and Gross Margin.   The increase in cost of revenue in 2012 compared to 2011 was driven primarily by $2.2 million of increased video advertising inventory costs, resulting from our revenue increase, and a $0.6 million increase in data and hosting costs. The increase in our gross profit in 2012 compared to 2011 was driven by a 16.5% increase in revenue partially offset by a 4.8% increase in our cost of revenue.

Historically, our performance-priced ad campaigns have offered higher gross margins than our traditional CPM pricing. The 6.5 percentage point improvement in our gross margin in 2012 compared to 2011 was primarily attributable to an increase in the relative mix of our performance-priced ad campaigns compared to our CPM-priced ad campaigns as well as greater operational efficiency.

			Change
	Year Ended December 31,		Increase / (Decrease)
	2012	2011	Amount	Percentage
	(in thousands)
Technology and development	$8,144	$5,900	$2,244	38.0%
% of total revenue	7.7%	6.5%

Technology and Development.   The increase in technology and development expense in 2012 compared to 2011 was primarily attributable to a $2.0 million increase in salaries, incentive compensation, stock-based compensation costs and other personnel-related costs associated with the increase in headcount described above and a $0.2 million increase in consulting expense and travel and entertainment expense.

			Change
	Year Ended December 31,		Increase / (Decrease)
	2012	2011	Amount	Percentage
	(in thousands)
Sales and marketing	$35,042	$28,829	$6,213	21.6%
% of total revenue	33.3%	31.9%

Sales and Marketing.   The increase in sales and marketing expense in 2012 compared to 2011 was primarily attributable to a $6.3 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, as we increased the number of sales and marketing personnel to support our expanding advertiser base. In addition, we experienced a $0.2 million increase in travel and entertainment expense as a result of increased marketing activities as well as our increased sales and marketing headcount. This was offset by a $0.3 million decrease in professional development expenses.

			Change
	Year Ended December 31,		Increase / (Decrease)
	2012	2011	Amount	Percentage
	(in thousands)
General and administrative	$10,824	$10,880	$(56)	(0.5)%
% of total revenue	10.3%	12.0%

General and Administrative.  General and administrative expense was relatively flat in 2012 compared to 2011.

			Change
	Year Ended December 31,		Increase / (Decrease)
	2012	2011	Amount	Percentage
	(in thousands)
Depreciation and amortization	$5,992	$6,088	$(96)	(1.6)%
% of total revenue	5.7%	6.8%

Depreciation and Amortization.   The decrease in depreciation and amortization expense in 2012 compared to 2011 was primarily attributable to the completion of amortization of certain intangible assets acquired in the ScanScout acquisition and the Transpera acquisition, which we completed in February 2011, partially offset by the increase in amortization due to our acquisition of certain intangible assets from TubeMogul, which we completed in January 2012.

			Change
	Year Ended December 31,		Increase / (Decrease)
	2012	2011	Amount	Percentage
	(in thousands)
Total Interest and other income (expense), net	$(235)	$(904)	$669	(74.0)%
% of total revenue	(0.2)%	(1.0)%

Total Interest and Other Income (Expense), Net.   The decrease in total interest and other income (expense), net in 2012 compared to 2011 was primarily attributable to $0.1 million related to a reduction in the interest rate related to our revolving credit facility and a $0.4 million reduction in mark-to-market expense related to our preferred stock warrant liability.

Seasonality

Our revenue also tends to be seasonal in nature, with the third and fourth quarters of each calendar year historically representing the largest percentage of our total revenue for the year and the first quarter of each calendar year historically representing the lowest percentage of our total revenue for the year. Many of the brand advertisers in the verticals we serve spend significant portions of their advertising budgets during the third quarter, in connection with summer, back to school and entertainment events, and in the fourth quarter, in connection with the holiday season. During the first quarter, our brand advertisers generally devote less of their budgets to ad spending, and as a result, our exclusive publishers generally make a larger proportion of their ad inventory available to us. This combination generally results in lower revenue and gross margins for us during the first quarter of each calendar year.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash, cash equivalents and short-term investments, accounts receivable and working capital for the periods indicated:

	As of December 31,
	2013	2012	2011
	(in thousands)

Cash, cash equivalents and short-term investments(1)	$92,691	$32,533	$40,366
Accounts receivable, net of allowance for doubtful accounts	41,458	36,011	33,839
Working capital	102,533	39,892	49,601

(1)         At December 31, 2011, included with cash and cash equivalents are $8.7 million of short-term investments.

On July 2, 2013, we issued and sold 7,500,000 shares of common stock in our IPO. The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $5.3 million and offering expenses totaling approximately $3.1 million, were approximately $66.6 million.

Our cash and cash equivalents at December 31, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

To date, we have funded our operations principally through private placements of our capital stock, bank borrowings and our IPO, which closed on July 2, 2013.

We are party to a loan and security agreement with Silicon Valley Bank, which we refer to as our credit facility.  Pursuant to the credit facility, we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amount must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate plus 0.5% and is payable monthly.  We are charged a fee of 0.2% of any unused borrowing capacity.  This fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10.0 million.  The credit facility matures in December 2014.  The outstanding principal amount was paid in its entirety, including accrued interest expense, on July 30, 2013.  As of December 31, 2013, we have no outstanding borrowings under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  We were in compliance with all covenants as of December 31, 2013 and through the date of this filing.

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

Historical Cash Flows

The following table summarizes our historical cash flows for the periods indicated:

	As of December 31,
	2013	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$882	$(5,103)	$(18,797)
Investing activities	(2,084)	5,547	(1,197)
Financing activities	61,510	433	35,940

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

In 2013, our net cash provided by operating activities was $0.9 million and consisted of a net loss of $13.5 million, offset by $11.0 million in adjustments for non-cash items and $3.4 million of cash provided by working capital.  Net loss was primarily driven by expansion of our operations, our investment in technology and development personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $6.3 million, stock-based compensation expense of $3.4 million and stock-based long-term incentive compensation expense of $1.6 million, partially offset by a $0.3 million net decrease in other non-cash items.  The $3.4 million increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $9.6 million increase in accounts payable and accrued expenses, primarily driven by an increase in inventory costs under our publisher contracts and an increase in payroll related expenses resulting from an increase in the number of our employees, partially offset by a $5.4 million increase in accounts receivable, primarily driven by increased revenue during the year as we continued to expand our operations, and $0.8 million net increase in prepaid expenses and other current assets and liabilities as a result of additional deposits for new office space, future advertising and marketing events, and professional development events.

In 2012, our net cash used in operating activities was $5.1 million and consisted of a net loss of $16.6 million, partially offset by $9.0 million in adjustments for non-cash items and $2.5 million of cash provided by working capital. Net loss was primarily driven by expansion of our operations and by our investment in technology and development personnel to facilitate our growth. Adjustments for non-cash items primarily consisted of stock compensation expense of $2.9 million, depreciation and amortization expense of $6.0 million and bad debt expense of $0.1 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $4.8 million increase in accounts payable and accrued expenses and accrued cost of revenue, driven primarily by an increase in inventory costs under our publisher contracts, and an increase in accrued payroll and payroll related expenses resulting from an increase in the number of our employees. In addition, there was a $0.2 million increase in deferred revenue as a result of more clients prepaying for the delivery of video ads. This was partially offset by an increase in accounts receivable of $2.2 million, primarily driven by increased revenue during the year as we continued to expand our operations, an increase in prepaid expenses and other current assets of $0.3 million, primarily the result of additional deposit requirements for new office space and future advertising and marketing events and professional development events.

In 2011, our net cash used in operating activities was $18.8 million and consisted of a net loss of $21.0 million and a $7.1 million decrease in cash resulting from changes in working capital, partially offset by $9.3 million in adjustments for non-cash items. Net loss was primarily driven both by expansion of our operations and by our investment in technology and development and personnel to facilitate our growth. Adjustments for non-cash items primarily consisted of stock compensation expense of $2.9 million, depreciation and amortization expense of $6.1 million and mark-to-market expense of $0.3 million. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the acquisition of a business. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $4.4 million, primarily driven by increased revenue during the year as we continued to expand our operations. Additionally, there was a $3.1 million decrease in accounts payable and accrued expenses and accrued cost of revenue, driven primarily by an increase in inventory costs under our publisher contracts, and an increase in accrued payroll and payroll related expenses resulting from an increase in the number of our employees. This was partially offset by an increase in cash flow due to a $0.4 million increase in deferred rent primarily due to several new office leases contracted during 2012.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment, as well as business acquisitions.

In 2013, our net cash used in investing activities was $2.1 million and consisted of $2.7 million used to purchase property and equipment, partially offset by a $0.6 million decrease in restricted cash.

In 2012, net cash provided by investing activities was $5.5 million and consisted of $8.7 million in maturities of short-term investments, partially offset by $2.0 million paid as part of an acquisition and $1.2 million used to purchase property and equipment.

In 2011, net cash used in investing activities was $1.2 million and consisted of $0.5 million of net purchases of short-term investments and $0.7 million used to purchase property and equipment.

Financing Activities

Prior to our IPO, our financing activities consisted primarily of the issuance of preferred stock, proceeds from the exercise of stock options, and borrowings and repayments under our credit facility.

In 2013, our net cash provided by financing activities was $61.5 million and consisted of $66.6 million received from the net proceeds upon the closing of our IPO and $0.9 million received upon the exercise of stock option awards, partially offset by $6.0 million used to repay outstanding borrowings under our credit facility.

In 2012, net cash provided by financing activities was $0.4 million received upon the exercise of stock options.

In 2011, net cash provided by financing activities was $35.9 million and consisted of $35.7 million in net proceeds from our Series F preferred stock financing and $0.3 million in cash received upon the exercise of stock options, partially offset by $0.1 million used to repurchase common stock from three of our employees.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Contractual Obligations

The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2013. Future events could cause actual payments to differ from these estimates.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations(1)	$8,309	$1,462	$3,594	$1,895	$1,358
Marketing services	386	315	71	—	—
Total contractual obligations	$8,695	$1,777	$3,665	$1,895	$1,358

(1)         Operating lease obligations includes those contractual obligations related to our non-cancellable office space lease agreements and co-location agreements.  Refer to “Note 12 — Commitments and Contingencies” in the notes to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K, which are presented beginning on page F-1.

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms related to services and the approximate timing of the transaction. Obligations under the contract that we can cancel without a significant penalty are not included in the table.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Such estimates are based on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are those we consider to be the most important to the portrayal of our financial condition and results of operations because they require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to the following:

Revenue Recognition and Deferred Revenue

We generate revenue primarily from the delivery of in-stream video advertisements for brand advertisers and agencies through the Tremor Video Network. We also generate revenue from selling licenses to advertisers, agencies and publishers. Revenue is recognized when the related services are delivered based on the specific terms of the contract, which are commonly based on the number of impressions delivered or by the actions of the viewers. We recognize revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the client reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Collectability is assessed based on a number of factors, including the creditworthiness of a client and transaction history. Amounts billed or collected in excess of revenue recognized are included as deferred revenue.

We recognize revenue from the delivery of video ads in the period in which the video ads are delivered. Specifically, we recognize revenue for video ad delivery through the Tremor Video Network upon: (i) engagement by the consumer with a video ad for CPE-priced ad campaigns; (ii) delivery of impressions served for CPM-priced ad campaigns without demo guarantees; (iii) delivery of each impression served to a target demographic for ad campaigns priced on a CPM-basis with a guaranteed demographic reach; (iv) completion of a video ad by the consumer for CPVC-priced ad campaigns; (v) positive shift in a consumer’s favorability towards a brand for CPS-priced ad campaigns; (vi) shift of a consumer’s intent away from a competing brand for CPQ-priced ad campaigns; and (vii) completion of a video ad by a consumer, which video ad is viewable for its duration, for CPV&C-priced ad campaigns.

In the normal course of business, we act as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in our transactions. In determining whether we act as the principal or an agent, we follow authoritative accounting guidance for principal-agent considerations. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement. While none of the factors individually are considered presumptive or determinative, because we are the primary obligor and are responsible for (1) identifying and contracting with third-party advertisers, (2) establishing the selling prices of the video ads sold, (3) performing all billing and collection activities, including retaining credit risk, and (4) bearing sole responsibility for fulfillment of the advertising even if we lack a video advertising campaign to deliver to these video ad impressions, we act as the principal in these arrangements and therefore report revenue earned and costs incurred related to these transactions on a gross basis.

The license fees for our licensed analytics solutions are based on the number of impressions being analyzed through these solutions. We recognize revenue with respect to these solutions on a CPM basis based on the number of impressions being analyzed in a given month. Typically, our license terms are for one year periods. In limited cases, we charge a minimum monthly fee.

Deferred revenue arises as a result of contractual billings in excess of recognized revenue and differences between the timing of revenue recognition and receipt of cash from our clients.

Accounts Receivable, Net of Allowances for Doubtful Accounts

We carry our accounts receivable at net realizable value. On a periodic basis, our management evaluates our accounts receivable and determines whether to provide an allowance or if any accounts should be written down and charged to expense as a bad debt. The evaluation is based on a past history of collections, current credit conditions, the length of time the account is past due and a past history of write-downs. A receivable is considered past due if we have not received payments based on agreed-upon terms. We generally do not require any security or collateral to support our receivables

We extend credit to customers and generally do not requiring any security or collateral.  Accounts receivable are recorded at the invoiced amount.  We carry our accounts receivable balances at net realizable value. We evaluate the collectability of our accounts receivable balances on a periodic basis and determine whether to provide an allowance or if any accounts should be written down and charged to expense as a bad debt. The evaluation is based on a past history of collections, current credit conditions, the length of time the account is past due and a past history of write-downs. A receivable balance is considered past due if we have not received payments based on agreed-upon terms.

Business Combinations

In business combinations, we determine the acquisition purchase price as the sum of the consideration we provide. The underlying principles require that we recognize separately from goodwill the assets acquired and the liabilities assumed, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. The direct transaction costs associated with the business combination are expensed as incurred.

When we issue stock-based awards to an acquired company’s selling stockholders, we evaluate whether the awards are contingent consideration or compensation for post-business combination services. Our evaluation includes, among other things, whether the vesting of the stock-based awards is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as future compensation expense over the required service period.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an impairment test.

Goodwill acquired in business combinations are assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date. We assesses goodwill for impairment, using a qualitative process, annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We operate as one operating segment as a singular reporting unit for goodwill impairment testing purposes. We adopted Accounting Standards Update, or ASU, 2011-08, “Testing Goodwill for Impairment,” which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary. If it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the goodwill must be tested using a two-step process based on prior accounting guidance, and if the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. In performing our qualitative assessment, we considered a number of factors, including macroeconomic conditions, the market for our industry, any developments with respect to our operating costs, the financial performance of our reporting unit, any changes to management or key personnel, and any changes to our intangible assets and their value. We concluded that there were no negative developments with respect to these factors that indicated that any goodwill is at risk of impairment.

For 2013, 2012 and 2011, no impairment losses have been identified, and no reporting unit was at risk of impairment, including under the first step of the two-step impairment determination process.

Intangible assets are reviewed for impairment whenever events or changes in circumstances such as, but not limited to, significant declines in revenue, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired.  During October 2013, we performed an impairment test relating to customer relationships acquired in connection with the acquisition of InPlay in 2012 and, based on such test, concluded that it is impaired.  We recorded an impairment amount of $0.1 million to reduce the carrying value of this intangible asset, which is included as part of amortization expense for the year ended December 31, 2013.  Other than the impairment loss above, there were no other impairment losses identified.  Futhermore, there were no indicators of impairment to intangible assets for 2012 and 2011.

Stock-Based Compensation

We include stock-based compensation as part of operating expenses in connection with the grant or modification of stock option awards, restricted stock unit awards, and other equity awards to our directors, employees and consultants. We account for stock-based compensation in accordance with the authoritative accounting guidance on stock compensation. Under the fair value recognition provisions of such guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. For 2013, 2012 and 2011, we recorded stock-based compensation expense of $3.4 million, $2.9 million and $2.9 million, respectively. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in “Note 15 — Stock-Based Compensation Expense” in the notes to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K, which are presented beginning on page F-1.

At December 31, 2013, total liabilities include $1.6 million of stock-based long-term incentive compensation expense related to our long-term sales incentive compensation plan.  Payments earned under the plan for the 2013 plan year will be made in stock-based awards to participants that remain employed with us through June 30, 2014.  If any participant in our long-term sales incentive compensation plan is not employed on June 30, 2014, such participant will forfeit any rights to receive payment under the plan.  Refer to “Note 9 — Accounts Payable and Accrued Expenses” in the notes to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K, which are presented beginning on page F-1.

Income Taxes

Our income tax expense represents income taxes paid or payable (or received or receivable) for the current year and includes any changes in deferred taxes during the year.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences.  We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date.

Our deferred income tax expense represents the change during the period in deferred tax assets and deferred tax liabilities.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax asset. As a result of our historical operating performance and the cumulative net losses incurred to date, we do not have sufficient objective evidence to support the recovery of the net deferred tax assets. Accordingly, we have established a valuation allowance against net deferred tax assets for financial reporting purposes because we believe it is more likely than not that these deferred tax assets will not be realized.

We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense.

At December 31, 2013, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $84.7 million, which expire in various years beginning in 2026. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Internal Revenue Code in prior years that may limit our ability to utilize a portion of the NOLs in the future.

Recent Issued and Adopted Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, refer to “Note 2 — Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K, which are presented beginning on page F-1.

ITEM 7A.                         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk primarily related to changes in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into hedging arrangements to manage the risks described below.

Interest Rate Risk

We maintain a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash equivalents.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% decline in interest rates occurring January 1, 2014 and sustained through the period ended December 31, 2014, would not be material.  We do not enter into investments for trading or speculative purposes.

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

Foreign Currency Exchange Risk

Due to our international operations, we are exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars.  Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses primarily in Canada, Singapore and the United Kingdom, and, to a lesser extent, Germany in 2012 and 2011.  The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented.  Substantially all of our advertiser contracts are currently denominated in U.S. dollars.  Therefore, we have minimal foreign currency exchange risk with respect to our revenue.  These exposures may change over time as our business practices evolve and if our exposure increases, adverse movements in foreign currency exchanges rates could have a material adverse impact on our financial results.

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

ITEM 8.                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9.                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the US Securities and Exchange Commission (the “SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                         OTHER INFORMATION

None.

PART III

ITEM 10.                           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics, or Code of Conduct, which applies to all of our employees, executive officers and directors.  A copy of our Code of Conduct can be found on our website (www.tremorvideo.com) under “Corporate Governance.” The contents of our website are not a part of this report.

The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

ITEM 11.                           EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 13.                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 14.                           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

PART IV

ITEM  15.                        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.                          Consolidated Financial Statements:  Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” presented beginning on page F-1.

2.                          Financial Statement Schedules:  All financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.         Exhibits:  See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

TREMOR VIDEO, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F - 1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2013 and 2012	F - 2

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	F - 3

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011	F - 4

Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock and Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2013, 2012 and 2011	F - 5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	F - 6

Notes to Consolidated Financial Statements	F - 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tremor Video, Inc.

We have audited the accompanying consolidated balance sheets of Tremor Video, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, mandatorily redeemable convertible preferred stock and changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tremor Video, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP

New York, New York

March 28, 2014

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$92,691	$32,533
Restricted cash, short-term	—	21
Accounts receivable, net of allowance for doubtful accounts of $959 and $1,050 as of December 31, 2013 and December 31, 2012, respectively	41,458	36,011
Prepaid expenses and other current assets	1,912	953
Total current assets	136,061	69,518
Long-term assets:
Restricted cash, long-term	600	1,200
Property and equipment, net of accumulated depreciation of $3,618 and $3,077 as of December 31, 2013 and December 31, 2012, respectively	3,388	1,995
Intangible assets, net of accumulated amortization of $15,313 and $10,315 as of December 31, 2013 and December 31, 2012, respectively	20,387	25,385
Goodwill	29,719	29,719
Deferred tax assets, long-term	189	1,695
Other long-term assets	216	211
Total long-term assets	54,499	60,205
Total assets	$190,560	$129,723

Liabilities, mandatorily redeemable securities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$32,312	$21,075
Deferred rent and security deposits payable, short-term	14	107
Deferred revenue	271	210
Deferred tax liabilities, short-term	189	1,695
Amount outstanding under credit facility and accrued interest expenses	—	6,019
Total current liabilities	32,786	29,106
Deferred rent and security deposits payable, long-term	742	520
Warrants for purchase of mandatorily redeemable convertible preferred stock	—	1,103
Total liabilities	33,528	30,729
Commitments and contingencies
Mandatorily redeemable convertible preferred stock	—	162,466
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 250,000,000 and 52,333,333 (includes 2,333,333 shares of Series II common stock) shares authorized as of December 31, 2013 and December 31, 2012, respectively; 49,998,274 and 7,722,262 (includes 1,047,357 shares of Series II common stock) shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	5	1
Additional paid-in capital	267,767	17,752
Accumulated other comprehensive income	195	345
Accumulated deficit	(110,935)	(81,570)
Total stockholders’ equity (deficit)	157,032	(63,472)
Total liabilities, mandatorily redeemable securities and stockholders’ equity (deficit)	$190,560	$129,723

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2013	2012	2011

Revenue	$131,796	$105,190	$90,301
Cost of revenue	77,925	61,317	58,502
Gross profit	53,871	43,873	31,799

Operating expenses:
Technology and development	11,637	8,144	5,900
Sales and marketing	38,496	35,042	28,829
General and administrative	10,950	10,824	10,880
Depreciation and amortization	6,310	5,992	6,088
Total operating expenses	67,393	60,002	51,697

Loss from operations	(13,522)	(16,129)	(19,898)

Interest and other income (expense), net:
Interest expense, net	(127)	(227)	(321)
Other income (expense), net	339	(8)	(583)
Total interest and other income (expense), net	212	(235)	(904)

Loss before income taxes	(13,310)	(16,364)	(20,802)

Income tax expense	206	280	223

Net loss	(13,516)	(16,644)	(21,025)

Series F preferred stock deemed dividend	(15,849)	—	—

Net loss attributable to common stockholders	$(29,365)	$(16,644)	$(21,025)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.02)	$(2.22)	$(3.02)

Weighted average number of shares of common stock outstanding:
Basic and diluted	28,761,700	7,499,986	6,952,952

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended
	December 31,
	2013	2012	2011

Net loss	$(13,516)	$(16,644)	$(21,025)

Series F preferred stock deemed dividend	(15,849)	—	—

Net loss attributable to common stockholders	(29,365)	(16,644)	(21,025)

Other comprehensive gain (loss):

Change in unrealized gain (loss) on short-term investments available for sale	—	7	(12)

Foreign currency translation adjustments	(150)	(58)	177

Comprehensive loss attributable to common stockholders	$(29,515)	$(16,695)	$(20,860)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock and Changes in Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

						Accumulated		Total
	(1)(3)		(2)(3)(4)		Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Share	Amount	Share	Amount	Capital	Income	Deficit	(Deficit)

Balance as of December 31, 2010	28,598,066	$126,199	6,075,557	$1	$8,029	$231	$(43,832)	$(35,571)
Issuance of preferred stock, net of $1,321 issuance costs	3,965,126	35,679	—	—	—	—	—	—
Accretion of issuance costs	—	204	—	—	(204)	—	—	(204)
Exercise of stock options	—	—	451,452	—	344	—	—	344
Stock-based compensation expense	—	—	—	—	2,883	—	—	2,883
Repurchase and retirement of common stock	—	—	(18,847)	—	(14)	—	(69)	(83)
Common stock issued in the acquisition of ScanScout, Inc.	—	—	650	—	—	—	—	—
Common stock issued in the acquisition of Transpera, Inc.	—	—	674,429	—	2,883	—	—	2,883
Net loss	—	—	—	—	—	—	(21,025)	(21,025)
Change in unrealized loss on short-term investments	—	—	—	—	—	(12)	—	(12)
Foreign current translation adjustment	—	—	—	—	—	177	—	177
Balance as of December 31, 2011	32,563,192	162,082	7,183,241	1	13,921	396	(64,926)	(50,608)
Accretion of issuance costs	—	384	—	—	(384)	—	—	(384)
Exercise of stock options	—	—	369,890	—	433	—	—	433
Stock-based compensation expense	—	—	—	—	2,919	—	—	2,919
Common stock issued in the acquisition of Transpera, Inc.	—	—	169,131	—	863	—	—	863
Net loss	—	—	—	—	—	—	(16,644)	(16,644)
Change in unrealized loss on short-term investments	—	—	—	—	—	7	—	7
Foreign current translation adjustment	—	—	—	—	—	(58)	—	(58)
Balance as of December 31, 2012	32,563,192	162,466	7,722,262	1	17,752	345	(81,570)	(63,472)
Accretion of issuance costs	—	191	—	—	(191)	—	—	(191)
Common stock issuance, net of $8,402 issuance costs	—	—	7,500,000	1	66,597	—	—	66,598
Conversion of preferred stock	(32,563,192)	(162,657)	32,587,453	3	162,654	—	—	162,657
Series F preferred stock deemed dividend(5)	—	—	1,584,863	—	15,849	—	(15,849)	—
Reclassification of liability warrants to equity warrants	—	—	—	—	790	—	—	790
Exercise of warrants	—	—	64,067	—	—	—	—	—
Exercise of stock options	—	—	539,629	—	912	—	—	912
Stock-based compensation expense	—	—	—	—	3,404	—	—	3,404
Net loss	—	—	—	—	—	—	(13,516)	(13,516)

Balance as of December 31, 2013	—	$—	49,998,274	$5	$267,767	$195	$(110,935)	$157,032

(1)                   Preferred stock included several series of preferred stock, refer to note 13.

(2)                   Common stock included two series of common stock, refer to note 13.

(3)                   All share amounts have been restated to reflect a 1-for-1.5 reverse stock split, refer to note 13.

(4)                   All share amounts have been restated to reflect the renaming of the Company’s “Series I common stock” to “common stock”, refer to note 13.

(5)                   Represents a one-time non-cash deemed dividend related to the Series F preferred stock ratchet provision, refer to note 13.

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(13,516)	$(16,644)	$(21,025)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,312	1,104	956
Amortization of intangible assets	4,998	4,888	5,132
Amortization of deferred financing costs	—	—	2
Amortization of original issuance discount	—	—	9
Bad debt (income) expense	(19)	70	(29)
Mark-to-market (income) expense	(313)	22	373
Stock-based compensation expense	3,404	2,919	2,883
Stock-based long-term incentive compensation expense	1,614	—	—
Change in unrealized gain (loss) on short-term investments available for sale	—	7	(12)
Net changes in operating assets and liabilities:
Increase in accounts receivable	(5,428)	(2,242)	(4,430)
Increase in prepaid expenses, other current assets and other long-term assets	(964)	(355)	(17)
Increase (decrease) in accounts payable and accrued expenses	9,604	4,787	(3,135)
Increase in deferred rent and security deposits payable	129	166	461
Increase in deferred revenue	61	175	35
Net cash provided by (used in) operating activities	882	(5,103)	(18,797)

Cash flows from investing activities:
Purchase of property and equipment	(2,705)	(1,156)	(733)
Maturities of short-term investments	—	8,652	11,791
Purchases of short-term investments	—	—	(12,267)
Change in restricted cash	621	36	—
Acquisition of Transpera, Inc., net of cash acquired	—	15	12
Acquisition of InPlay	—	(1,950)	—
Purchase of Domain Name	—	(50)	—
Net cash (used in) provided by investing activities	(2,084)	5,547	(1,197)

Cash flows from financing activities:
Proceeds from preferred stock issuance, net of $1,321 issuance costs	—	—	35,679
Repurchase and retirement of common stock	—	—	(83)
Proceeds from common stock issuance, net of $8,402 issuance costs	66,598	—	—
Repayment of amount outstanding under credit facility	(6,000)	—	—
Proceeds from the exercise of stock options	912	433	344
Net cash provided by financing activities	61,510	433	35,940

Net increase in cash and cash equivalents	60,308	877	15,946
Effect of exchange rate changes in cash and cash equivalents	(150)	(58)	177
Cash and cash equivalents at beginning of year	32,533	31,714	15,591
Cash and cash equivalents at end of year	$92,691	$32,533	$31,714

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Organization and Description of Business

Tremor Video, Inc. (the “Company”) was originally organized as Tremor Media, LLC in November 2005 and converted into a corporation named ‘‘Tremor Media, Inc.’’ under the laws of the State of Delaware in September 2006. The Company changed its name to Tremor Video, Inc. in June 2011. The Company is a provider of technology-driven video advertising solutions enabling brand advertisers to engage consumers across multiple internet-connected devices, including computers, smartphones, tablets and connected TVs.  Through its Tremor Video Network, the Company offers advertisers access to premium and often exclusive streaming video inventory and advanced real-time optimization capabilities at scale across multiple internet-connected devices in brand safe environments.  In addition, through its licensed analytics solution, the Company provides advanced video analytic capabilities for advertisers to measure, verify and evaluate the performance of their video ad campaigns across multiple channels, both within and outside of its Tremor Video Network.  In addition, the Company recently expanded this licensing solution to publishers who can use the platform’s advanced analytics and measurement tools to gain insights into what is driving the performance of ad campaigns running on their sites and the relative value of their inventory.

On December 8, 2010, the Company acquired ScanScout, Inc. (“ScanScout”), an online video advertising network and the developer of the Company’s video analysis and optimization technology, which is referred to as VideoHub.  On February 11, 2011, the Company acquired all of the outstanding stock of Transpera, Inc. (“Transpera”), a company that operated a technology platform that enables video advertising formats to be served on mobile devices, such as phones and tablets.  On January 17, 2012, the Company acquired the assets for the InPlay video management platform (“InPlay”) from Tube Mogul, Inc., which enabled publishers of online video content to manage and analyze the performance of advertisements displayed within their inventory of video content.

The Company is headquartered in the State of New York.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of Consolidation

The consolidated financial statements include the accounts of Tremor Video, Inc. and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The operating results of Transpera have been included in the consolidated financial statements since the acquisition date of February 11, 2011.

During November 2012, the Company ceased operations of Tremor Video GmbH. The consolidated operating results include Tremor Video GmbH operations through the date operations ceased.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to fair values and useful lives of intangible assets, fair values of stock-based awards, income taxes, and contingent liabilities. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

Initial Public Offering

On July 2, 2013, the Company closed its initial public offering (“IPO”) of common stock in which the Company issued and sold 7,500,000 shares of common stock.  Upon closing of the IPO, all of the Company’s outstanding mandatorily redeemable convertible preferred stock (“preferred stock”) automatically converted into 34,172,316 shares of common stock (which includes a one-time $15,849 non-cash preferred stock deemed dividend related to the issuance of 1,584,863 of additional shares of common stock in connection with the Series F preferred stock ratchet provision (refer to note 13))  and all of the Company’s outstanding Series II common stock automatically converted into 1,052,464 shares of common stock.  In addition, the outstanding warrants to purchase preferred stock automatically converted into warrants to purchase 142,534 shares of common stock, and the warrants to purchase preferred stock liability of $790, which includes a $313 adjustment for the change in fair value from January 1, 2013 through July 2, 2013, was reclassified to additional paid-in capital.

Concentrations of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality.  The Company’s cash and cash equivalents may exceed federally insured limits at times.  The Company has not experienced any losses on cash and cash equivalents to date.

The Company determines collectability by performing ongoing credit evaluations and monitoring its customers’ accounts receivable balances. For new customers and their agents, which may be advertising agencies or other third parties, the Company performs a credit check with an independent credit agency and may check credit references to determine creditworthiness. The Company only recognizes revenue when collection is reasonably assured.

For the years ended December 31, 2013, 2012 and 2011, there were no customers that accounted for more than 10% of revenue.  At December 31, 2013 and 2012, there were no customers that accounted for more than 10% of outstanding accounts receivables.

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with a maturity of three months or less to be cash equivalents. The fair value of the Company’s cash and cash equivalents approximates their cost plus accrued interest because of the short-term nature of the instruments. The Company’s cash deposits are held at multiple high-credit-quality financial institutions. The Company’s cash deposits at these institutions often exceeded federally insured limits.

Short-Term Investments

The Company accounts for short-term investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments—Debt and Equity Securities.” Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date.

The Company classifies its short-term investments in marketable securities as available-for-sale at the time of purchase and re-evaluates such classifications at each balance sheet date. All short-term investments are carried at fair value. Unrealized gains and losses associated with available-for-sale securities are recorded as a component of accumulated other comprehensive income within stockholders’ equity (deficit). Realized gains and losses, if any, are recorded in the consolidated statements of operations. If the Company intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, then the full amount of impairment will be charged to earnings.

At December 31, 2013 and 2012, the Company did not hold any short-term investments.

At December 31, 2011, short-term investments represented investments in U.S. Government and agency securities, high quality corporate bonds and commercial paper with maturity dates in excess of 90 days but less than one year. All the Company’s short-term investments were held at a single high-credit-quality financial institution and exceeded federally insured limits.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Company utilizes fair value measurements when required. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, other long-term assets, accounts payable and accrued expenses, security deposits payable and outstanding balances on the Company’s credit facility and related accrued interest expense approximate fair value as of December 31, 2013 and 2012 due to the short-term nature of those instruments and for the outstanding balances on the credit facility, the interest rates the Company believes it could obtain for borrowings with similar terms. Refer to note 3 for a discussion of the determination of fair value for the reported amounts of its warrants to purchase preferred stock and contingent consideration on acquisition.

Restricted Cash

At December 31, 2013 and 2012, the Company had total restricted cash outstanding of $600 and $1,221, respectively, which were used to collateralize a standby letters of credit for office spaces in New York, New York and Boston, Massachusetts.  Pursuant to the terms of the standby letters of credit, $621 of the total restricted cash outstanding at December 31, 2012 matured during 2013 and such collateral is no longer restricted as of December 31, 2013.  The remaining total restricted cash of $600 outstanding as of December 31, 2013 matures in 2021 and solely relates to collateral for the standby letter of credit for office space in New York, New York.

Accounts Receivable, Net

The Company extends credit to customers and generally does not require any security or collateral.  Accounts receivable are recorded at the invoiced amount.  The Company carries its accounts receivable balances at net realizable value. Management evaluates the collectability of its accounts receivable balances on a periodic basis and determines whether to provide an allowance or if any accounts should be written down and charged to expense as a bad debt. The evaluation is based on a past history of collections, current credit conditions, the length of time the account is past due and a past history of write-downs. A receivable balance is considered past due if the Company has not received payments based on agreed-upon terms.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense on property and equipment is calculated using the straight-line method over the following estimated useful lives:

Furniture and fixtures	7 years
Computer hardware	3 years
Office equipment	3 years
Computer software	3 years

Leasehold improvements are amortized over the shorter of the remaining life of the lease or the life of the asset. The cost of additions, and expenditures that extend the useful lives of existing assets, are capitalized, while repairs and maintenance costs are charged to operations as incurred.

Impairment of Long-Lived Assets

Property and equipment subject to amortization are reviewed for impairment in accordance with FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not identified any such impairment of its long-lived assets at December 31, 2013 and 2012, and therefore, for the years ended December 31, 2013 and 2012, no impairment losses have been recorded.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets, Net

Primarily all of the Company’s goodwill and intangible assets originated with the acquisition of ScanScout, Transpera and the acquired assets of InPlay (refer to note 6). In connection with the Scanscout acquisition, the Company recorded goodwill totaling $27,998 and intangible assets totaling $31,900. In connection with the Transpera acquisition, the Company recorded goodwill totaling $971 and intangible assets totaling $2,550. In connection with the acquired assets of InPlay, the Company recorded goodwill totaling $750 and intangible assets totaling $1,200. On August 7, 2012 the Company purchased a domain name from a third party for $50, the Company determined that this intangible asset had an indefinite life. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an impairment test.

The Company assesses goodwill for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company adopted FASB Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment,” which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary.

If it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the goodwill must be tested using a two-step process based on prior accounting guidance, and if the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded.

The Company has not identified any such impairment of its goodwill at December 31, 2013 and 2012, and therefore, for the years ended December 31, 2013 and 2012, no impairment losses have been recorded.

Intangible assets that are not considered to have an indefinite useful life are amortized over their estimated useful lives on a straight-line method as follows:

Technology	5 to 7 years
Customer relationships	5 to 10 years
Trademarks and trade names	5 to 7 years
Non-competition agreements	1 year

Intangible assets are reviewed for impairment whenever events or changes in circumstances such as, but not limited to, significant declines in revenue, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired.  During October 2013, the Company performed an impairment test relating to customer relationships acquired in connection with the acquisition of InPlay in 2012 and, based on such test, concluded that it is impaired.  The Company recorded an impairment amount of $132 to reduce the carrying value of this intangible asset, which is included as part of amortization expense.  The Company has not identified any other impairment losses on the remaining intangible assets.

Deferred rent liability

The Company recognizes and records rent expense related to its lease agreements, which includes scheduled rent increases, on a straight-line basis beginning on the commencement date over the life of the lease.  The Company also recognizes and records rent concessions, in the form of reduced rent payments, on a straight-line basis over the life of the lease agreement.  Differences between straight-line rent expense and actual rent payments are recorded as Deferred rent liability and presented as a current liability in the Consolidated Balance Sheets.

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

2.  Summary of Significant Accounting Policies (Continued)

which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.  Collectability is assessed based on a number of factors, including the creditworthiness of a client and transaction history.  Amounts billed or collected in excess of revenue recognized are included as deferred revenue.

The Company recognizes revenue from the delivery of video ads in the period in which the video ads are delivered.  Specifically, revenue is recognized for video ad delivery through the Tremor Video Network upon (1) engagement by the consumer with a video ad for cost per engagement (“CPE”) priced ad campaigns; (2) delivery of impressions served for CPM-priced ad campaigns without demo guarantees; (3) delivery of each impression served to a target demographic for ad campaigns priced on a CPM-basis with a guaranteed demographic reach; (4) completion of a video ad by the consumer for cost per video completed (“CPVC”) priced ad campaigns; (5) positive shift in a consumer’s favorability towards a brand for cost per brand-shift (“CPS”) priced ad campaigns; (6) shift of a consumer’s intent away from a competing brand for cost per conquest (“CPQ”) priced ad campaigns; and (7) completion of a video ad by a consumer, which video ad is viewable for its duration, for cost per completed and viewable video (“CPV&C”) priced ad campaigns.

In the normal course of business, the Company acts as an intermediary in executing transactions with third parties.  The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the Company’s transactions.  In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations.  The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement.  While none of the factors individually are considered presumptive or determinative, because the Company is the primary obligor and is responsible for (1) identifying and contracting with third-party advertisers, (2) establishing the selling prices of the video ads sold, (3) performing all billing and collection activities, including retaining credit risk, and (4) bearing sole responsibility for fulfillment of the advertising even if the Company lacks a video advertising campaign to deliver to these video ad impressions, the Company acts as the principal in these arrangements and therefore reports revenue earned and costs incurred related to these transactions on a gross basis.

The license fees for the Company’s licensed analytics solutions are based on the number of impressions being analyzed through these solutions.  The Company recognizes revenue with respect to these solutions on a cost per impression basis based on the number of impressions being analyzed in a given month.  Typically, the Company’s license terms are for one year periods.  In limited cases, the Company charges a minimum monthly fee.

Deferred revenue arises as a result of contractual billings in excess of recognized revenue and differences between the timing of revenue recognition and receipt of cash from the Company’s clients.  As of December 31, 2013 and 2012  there were $271 and $210, respectively, of amounts either billed in excess of recognized revenue or for services for which cash payments were received in advance of the Company’s performance of the service under the arrangement and recorded as deferred revenue in the accompanying Consolidated Balance Sheets.

Cost of Revenue

Cost of revenue primarily represents the video advertising inventory costs under the Company’s publisher contracts, third party hosting fees and third party serving fees incurred to deliver the video ads run through the Tremor Video Network.  Cost of revenue also includes costs of licenses from third party data providers utilized in the Company’s licensed analytics solution.  Substantially all of the Company’s cost of revenue is attributable to video advertising inventory costs under its publisher contracts.  Cost of revenue is recognized on a publisher-by-publisher basis at the same time that the associated advertising revenue is recognized.  Substantially all of the Company’s exclusive publisher contracts contain minimum percentage fill rates on qualified video ad requests, which effectively means that the Company must purchase this inventory even if the Company lacks a video advertising campaign to deliver to these video ad impressions.  The Company recognizes the difference between the contractually required fill rate and the number of video ads actually delivered on the publisher’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Historically, the impact of the difference between the contractually required fill rate and the number of ads delivered has not been material. Costs owed to publishers but not yet paid are recorded in the consolidated balance sheets as accounts payable and accrued expenses.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

Technology and Development Expenses

Technology and development costs primarily consist of salaries, incentive compensation, stock-based compensation and other personnel-related costs for development, network operations and engineering personnel. Additional expenses in this category include costs related to development, quality assurance and testing of new technology, maintenance and enhancement of the Company’s existing technology and infrastructure as well as consulting, travel and other related overhead. The Company engages third-party consulting firms for various technology and development efforts, such as documentation, quality assurance, and support. Due to the rapid development and changes in the Company’s business and underlying technology to date, the Company has expensed development costs in the same period that those costs were incurred.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries, incentive compensation, stock-based compensation and other personnel-related costs for marketing and creative employees and the advertiser focused, publisher focused and licensing solution focused sales and sales support employees. Additional expenses in this category include marketing programs, consulting, travel and other related overhead. These costs are expensed when incurred and are included in sales and marketing expenses. Advertising costs, which are comprised of print and internet advertising, were $833, $1,372 and $1,358 for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-Based Compensation Expenses

The Company accounts for stock-based compensation expense under FASB ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of stock-based compensation expense based on estimated fair values, for all share-based payment awards made to employees and FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” which requires the measurement and recognition of stock-based compensation expense based on the estimated fair value of services or goods being received, for all share-based payment awards made to other service providers and non-employees.

FASB ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on service conditions, using the straight-line method, over the requisite service period of each of the awards, net of estimated forfeitures.

Calculating the fair value of the stock-based options requires the input of subjective assumptions, including the expected term of the stock-based awards and stock price volatility. The Company estimates the expected life of stock options granted based on the simplified method, which the Company believes, is representative of the actual characteristics of the awards. The Company estimates the volatility of the common stock on the date of grant based on the historic volatility of comparable companies in its industry. The Company selected the risk-free interest rate based on yields from United States Treasury zero-coupon issues with a term consistent with the expected life of the awards in effect at the time of grant. Estimated forfeitures are based on actual historical pre-vesting forfeitures. The Company has never declared or paid any cash dividends and has no plan to do so. Consequently, it used an expected dividend yield of zero.

In the event of modification of the conditions on which stock-based compensation was granted, an additional expense is recognized for any modification that increases the total fair value of the share-based payment arrangement or is otherwise beneficial to the employee/other service provider or non-employee at the modification date.

At December 31, 2013, accrued compensation, benefits and payroll taxes includes $1,614 of stock-based long-term incentive compensation expense related to the Company’s long-term sales incentive compensation plan.  Payments earned under the plan for the 2013 plan year will be made in stock-based awards to participants that remain employed with the Company through June 30, 2014.  If any participant in the Company’s long-term incentive compensation plan is not employed on June 30, 2014, such participant will forfeit any rights to receive payments under the plan.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

Income Taxes

Income taxes represents income taxes paid or payable (or received or receivable) for the current year and includes any changes in deferred taxes during the year.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carry-forwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences.  The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. Deferred income tax expense represents the change during the period in deferred tax assets and deferred tax liabilities.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  The Company reduces the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax asset. As a result of the Company’s historical operating performance and the cumulative net losses incurred to date, the Company does not have sufficient objective evidence to support the recovery of the net deferred tax assets. Accordingly, the Company has established a valuation allowance against net deferred tax assets for financial reporting purposes because the Company believes it is more likely than not that these deferred tax assets will not be realized.

The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period.

Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for warrants to purchase preferred stock, warrants to purchase common stock, preferred stock, stock option awards and restricted stock unit awards.  Due to the Company’s net loss attributable to common stockholders, (i) warrants to purchase preferred stock, (ii) warrants to purchase common stock, (iii) preferred stock, (iv) stock option awards, and (v) restricted stock unit awards were not included in the computation of diluted net loss per share attributable to common stockholders, as the effects would be anti-dilutive.  Accordingly, basic and diluted net loss per share attributable to common stockholders is equal for the periods presented.

Comprehensive Loss

Comprehensive loss consists of unrealized gains and losses on available-for-sale securities and currency translation adjustments. Total comprehensive loss and its components are presented in the accompanying Consolidated Statements of Comprehensive Loss.

Foreign Currency Translation Adjustments

The functional currency of the Company’s international subsidiaries is accounted for in their local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using period-end exchange rates for assets and liabilities, and average exchange rates for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity (deficit).  For the years ended December 31, 2013, 2012 and 2011, a cumulative translation adjustment of $(150), $(58) and $177, respectively, was recorded as a component of comprehensive loss in the consolidated financial statements. Realized and unrealized transaction gains and losses are included in the Consolidated Statements of Operations in the period in which they occur, except on inter-company balances considered to be long-term. Transaction gains and losses on inter-company balances which are considered to be long-term are recorded in accumulated other comprehensive income. Since 2012, the Company considered their inter-company balances to be long-term in nature. Net gain (loss) resulting from

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

transactions denominated in foreign currencies was accounted for in the Company’s consolidated statements of operations and totaled $12, $28 and $(256) for the years ended December 31, 2013, 2012 and 2011.

Business Combinations

In business combinations, the Company determines the acquisition purchase price as the sum of the consideration provided. The underlying principles require that the Company recognize separately from goodwill the assets acquired and the liabilities assumed, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. The direct transaction costs associated with the business combination are expensed as incurred.

When the Company issues stock-based awards to an acquired company’s selling stockholders, the Company evaluates whether the awards are contingent consideration or compensation for post-business combination services. The Company’s evaluation includes, among other things, whether the vesting of the stock-based awards is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as future compensation expense over the required service period.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2013-02 — Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued new authoritative guidance requiring new disclosures about reclassifications from accumulated other comprehensive income to net loss. This new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements where net loss is presented or in the notes thereto, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net loss but only if the amount reclassified is required under US GAAP to be reclassified to net loss in its entirety in the same reporting period.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net loss, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2012.  The Company adopted this guidance in its interim period beginning April 1, 2013. The adoption of this new guidance did not have a material impact on its consolidated financial statements and the required disclosures are provided in note 14.

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

3.  Fair Value Measurements (Continued)

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

(1)         The Company used an option pricing model to determine the fair value of the warrants to purchase preferred stock.  Significant inputs included an estimate of the fair value of the Company’s preferred stock as of December 31, 2012, the remaining contractual life of the warrant, a risk-free rate of interest, and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies.  In connection with the Company’s IPO, these warrants to purchase preferred stock were adjusted to fair value through July 2, 2013 and were subsequently reclassified to additional paid-in capital (refer to note 11).

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following tables present the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012:

	Warrants to Purchase Preferred Stock
	2013	2012
Beginning balance at January 1,	$1,103	$1,127
Mark-to-market income before reclassifications	(313)	(24)
Reclassification to additional paid-in capital	(790)	—
Ending balance at December 31,	$—	$1,103

Contingent
Consideration on
Acquisition(1)
2012
Beginning balance at January 1,	$817
Mark-to-market expense before settlement	46
Settlement of contingent consideration	(863)
Ending balance at December 31,	$—

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	December 31,
	2013	2012

Prepaid expenses	$1,321	$790
Prepaid insurance	383	8
Prepaid taxes	208	155
Total prepaid expenses and other current assets	$1,912	$953

5.  Property and Equipment, Net

	December 31,
	2013	2012
Cost:
Computer hardware	$3,908	$2,885
Leasehold improvements	1,422	849
Furniture and fixtures	1,090	765
Computer software	482	545
Office equipment	104	28
	7,006	5,072
Accumulated depreciation	(3,618)	(3,077)
Total property and equipment, net of accumulated depreciation	$3,388	$1,995

The depreciation expense related to property and equipment was $1,312, $1,104 and $956 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company recorded a reduction of $771 and $443 to the cost and accumulated depreciation of fully depreciated equipment and leasehold improvements no longer in use for the years ended December 31, 2013 and 2012, respectively.

6.  Acquisitions

Transpera, Inc.

On February 11, 2011, the Company acquired all of the outstanding equity of Transpera for $3,295 of the Company’s common stock.  Transpera owned and operated a technology platform that enables video advertising formats to be served on mobile devices, tablets and connected TVs.

The purchase price included contingent consideration of up to 169,131 shares payable in one year based on the achievement of certain performance criteria.  The fair value of this consideration was determined to be $723 as of the acquisition date and was marked to market at fair value quarterly in other expenses.  On February 11, 2012, the Company issued 169,131 shares, which were valued at $863, upon satisfaction of the performance criteria.  The initial fair value was recorded as part of the purchase price while subsequent changes to fair value were reflected as other expense.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.  The fair values presented are based on a preliminary valuation and are subject to adjustment during a measurement period of up to one year from the acquisition date.  The measurement period provides the Company with the ability to adjust the fair values of acquired assets and assumed liabilities for new information that is obtained about circumstances that existed as of the acquisition date.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

6.  Acquisitions (Continued)

Total purchase price	$3,295

Fair value of assets acquired and liabilities assumed:
Tangible assets acquired:
Cash	$12
Accounts receivable	723
Other current assets	73
Total tangible assets acquired	808
Identified intangible assets acquired	2,550
Current liabilities assumed	(1,034)
Total assets acquired in excess of liabilities assumed	2,324
Goodwill	986
Adjustment to Transpera goodwill	(15)
Total purchase price	$3,295

In addition to the purchase price of $3,295, the Company issued an additional $300 of common stock on the acquisition date to satisfy certain pre-acquisition liabilities of Transpera.

InPlay

On January 17, 2012, the Company purchased InPlay from TubeMogul.  InPlay enabled publishers of online video content to manage and analyze the performance of advertisements displayed within their inventory.  Consideration consisted of $1,950 in cash.

The following table summarizes the estimated fair values of the assets acquired at the acquisition date.  The fair values presented are based on a preliminary valuation and are subject to adjustment during a measurement period of up to one year from the acquisition date.  The measurement period provides the Company with the ability to adjust the fair values of acquired assets for new information that is obtained about circumstances that existed as of the acquisition date.

Technology	$900
Customer relationships	200
Trademarks and trade names	100
Goodwill	750
Total acquired assets	$1,950

Refer to note 7 for further discussion on impairment indicators related to intangible assets acquired from InPlay.  Other than the impairment indicator identified in note 7 below related to the InPlay customer relationships intangible asset, no other impairment indicators to intangible assets were identified.

7.  Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill as of December 31, 2013 and 2012 were as follows:

Balance as of January 1, 2012	$28,984
Adjustment of Transpera goodwill	(15)
Goodwill — InPlay	750
Balance as of December 31, 2012 and 2013	$29,719

There were no changes in the carrying amount of goodwill as of December 31, 2013.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

7.  Goodwill and Intangible Assets, Net (Continued)

Information regarding the Company’s acquisition-related intangible assets, net is as follows:

As of December 31, 2013:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$24,500	$(10,865)	$13,635
Customer relationships(1)	8,900	(3,109)	5,791
Trademarks and trade names	1,650	(739)	911
Non-competition agreements	600	(600)	—
Domain name(2)	50	—	50
Total acquisition-related intangible assets, net	$35,700	$(15,313)	$20,387

As of December 31, 2012:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$24,500	$(7,239)	$17,261
Customer relationships	8,900	(1,988)	6,912
Trademarks and trade names	1,650	(488)	1,162
Non-competition agreements	600	(600)	—
Domain name(2)	50	—	50
Total acquisition-related intangible assets, net	$35,700	$(10,315)	$25,385

(1)         During October 2013, the Company performed an impairment test relating to customer relationships acquired in connection with the acquisition of InPlay in 2012 and, based on such test, concluded that it is impaired.  The Company recorded an impairment amount of $132 to reduce the carrying value of this intangible asset, which is included as part of amortization expense.  Other than the impairment loss above, there were no other impairment losses identified.

(2)         This intangible asset is considered to have an indefinite useful life.

Amortization expense amounted to $4,998, $4,888 and $5,132 for the years ended December 31, 2013, 2012 and 2011, respectively.

The estimated future amortization expenses of the acquisition-related intangible assets that are considered to have a definite life, as of December 31, 2013, for the next five years and thereafter are as follows:

2014	$4,836
2015	4,836
2016	4,420
2017	3,956
2018	780
2019 and thereafter	1,509
$20,337

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

8.  Income Taxes

The components of the Company’s (loss) income before income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended
	December 31,
	2013	2012	2011
Loss before income taxes:
Domestic	$(14,408)	$(13,871)	$(18,446)
Foreign	1,098	(2,493)	(2,356)
Total loss before income taxes	$(13,310)	$(16,364)	$(20,802)

The Company’s income tax expense, which consists of minimum US state and local taxes, consists of the following:

	Year Ended
	December 31,
	2013	2012	2011
Current:
US Federal	$—	$—	$—
US State and local	199	280	223
Foreign	7	—	—
Total current income tax expense	206	280	223
Deferred:
US Federal	—	—	—
US State and local	—	—	—
Foreign	—	—	—
Total deferred income tax expense	—	—	—
Total income tax expense	$206	$280	$223

A reconciliation between the U.S. federal statutory income tax rate to the effective tax rate, by applying such rates to loss before income taxes, for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011

U.S. federal statutory income tax rate	(34.00)%	(34.00)%	(34.00)%
State income tax rate, net of federal tax benefit	6.69	1.11	0.71
Change in income tax rates	(8.33)	(4.49)	(0.26)
Other	(0.45)	(1.40)	(5.88)
Stock-based compensation expense	3.85	2.99	2.32
Change in deferred tax asset valuation	33.79	37.50	38.18
Effective tax rate	1.55%	1.71%	1.07%

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

8.  Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating losses and tax credits	$37,023	$36,168
Capitalization of research and development and start-up costs	1,203	1,191
Stock-based compensation expense	1,136	1,228
Accrued expenses	737	—
Depreciation and amortization expense	394	220
Allowance for doubtful accounts	388	425
Deferred rent	307	253
Other	176	193
Total deferred tax assets before valuation allowance	41,364	39,678
Valuation allowance	(33,213)	(29,671)
Total deferred tax assets, net of valuation allowance	8,151	10,007

Deferred tax liabilities:
Intangible assets	(8,126)	(9,983)
Depreciation and amortization expense	(18)	(17)
Other	(7)	(7)
Total deferred tax liabilities	(8,151)	(10,007)

Total deferred tax assets, net	$—	$—

For financial and tax reporting purposes, the Company has incurred net operating losses in each period since its inception and, therefore, a significant portion of the net deferred tax assets recognized relate to such net operating losses.  In determining whether the Company may realize the benefits from these deferred tax assets, the Company considers all available objective and subjective evidence, both positive and negative.  Based on the weight of such evidence, a valuation allowance on a jurisdiction by jurisdiction basis is necessary for some portion, or all, of the net deferred tax assets since the Company cannot be assured that, more likely than not, such amounts will be realized.  Based on the available objective and subjective evidence, including the Company’s history of net operating losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable at December 31, 2013 and 2012.  Accordingly, the Company provided a valuation allowance on the entire net deferred tax assets balance to reflect the uncertainty regarding the realizability of these assets for the periods presented.

For the year ended December 31, 2013, the Company’s net valuation allowance has increased by $3,542 to $33,213, compared to December 31, 2012.

As of December 31, 2013, the Company has US federal and state net operating loss carry-forwards of approximately $84,681, and German and United Kingdom net operating loss carry-forwards of $6,787 and $4,082, respectively, which are available to reduce future taxable income in those jurisdictions. The US federal net operating losses will expire in years 2026 through 2033. The majority of this amount represents acquired tax loss carry-forwards of Transpera and ScanScout, which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carry-forwards of Transpera and ScanScout that are available to offset future taxable income to approximately $160 and $2,220, respectively, annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

Included in the U.S. federal and state net operating loss carry-forwards, but not included in the table above are approximately $2,708 of net operating losses from excess tax deductions attributable to equity compensation. The tax benefit of the excess tax deduction attributable to stock-based compensation expense will be recorded to additional paid-in-capital when it reduces US federal income taxes payable.

The Company did not record any amounts related to uncertain tax positions or tax contingencies at December 31, 2013 and 2012.  As of December 31, 2013 and 2012, the primary tax jurisdictions in which the Company is subject to tax were the U.S. federal

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

8.  Income Taxes (Continued)

and state jurisdictions (primarily the State and City of New York), Germany, Singapore and United Kingdom. Since the Company is in a net operating loss position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a net operating loss carry-forward is available. The Company’s open tax years extend back to 2005. In the event that the Company concludes that it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of income tax expense. No amounts of interest or penalties were recognized in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.

9.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2013	2012

Trade accounts payable	$24,121	$15,191
Accrued compensation, benefits and payroll taxes(1)	5,612	3,627
Accrued cost of sales	1,267	1,058
Other payables and accrued expenses	1,312	1,199
Total accounts payable and accrued expenses	$32,312	$21,075

(1)         At December 31, 2013, accrued compensation, benefits and payroll taxes includes $1,614 of stock-based long-term incentive compensation expense related to the Company’s long-term sales incentive compensation plan.  Payments earned under the plan for the 2013 plan year will be made in stock-based awards to participants that remain employed with the Company through June 30, 2014.  If any participant in the Company’s long-term incentive compensation plan is not employed on June 30, 2014, such participant will forfeit any rights to receive payments under the plan.

10.  Credit Facility and Accrued Interest Expense

The Company had an existing loan and security agreement with Silicon Valley Bank (“SVB”), which provided for a $7,000 revolving working capital credit facility (“credit facility”).

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

On July 30, 2013, the Company repaid $6,033, in principal borrowings and accrued interest expense.  As of December 31, 2013, the Company did not have any borrowings outstanding under the credit facility.  As of December 31, 2012, the Company had $6,000 aggregate principal amount of borrowings outstanding under the credit facility.

The credit facility includes customary conditions to borrowing, covenants and events of default.  The credit facility also contains a financial covenant requiring that the ratio of current assets to current liabilities (excluding deferred revenue) be at least 1.25 to 1.  The Company was in compliance with all covenants under the credit facility as of each December 31, 2013 and 2012.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

11.  Warrants to Purchase Preferred Stock and Common Stock

In connection with the Company’s entry into, and subsequent amendments of, its credit facility in 2010, 2008 and 2007, warrants to purchase preferred stock were issued to SVB.  In addition, in connection with the acquisition of ScanScout in 2010, the Company exchanged ScanScout’s pre-acquisition preferred stock warrants into warrants to purchase a new series of preferred stock of the Company that was created as part of the acquisition.

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

Mark-to-market (income) expense related to the fair value measurement of the warrants were $(313), $(24) and $279 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

On July 25, 2013, SVB exercised, in full, the following warrants to acquire common stock pursuant to a cashless net exercise: (i) warrants to acquire 17,607 shares of common stock, net of 14,052 shares of common stock tendered to the Company, at an exercise price of $3.79 per share, with an expiration date of February 8, 2020, (ii) warrants to acquire 16,210 shares of common stock, net of 19,321 shares of common stock tendered to the Company, at an exercise price of $4.64 per share, with an expiration date of December 7, 2018 and (iii) warrants to acquire 30,250 shares of common stock, net of 5,270 shares of common stock tendered to the Company, at an exercise price of $1.27 per share, with an expiration date of June 7, 2017.  The number of shares tendered to the Company to satisfy the exercise price for the warrants was based on the closing price of the Company’s common stock on July 24, 2013.  In aggregate, the Company issued 64,067 shares of common stock to SVB in connection with these exercises.

The following table summarizes the Company’s outstanding warrants to purchase common stock as of December 31, 2013:

Grant	Expiration	Exercise	Warrants
Date	Date	Price	Outstanding

December 8, 2010	June 30, 2017	$2.46	31,130
December 8, 2010	February 6, 2015	$5.75	8,694
			39,824

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

12.  Commitments and Contingencies

Operating Commitments

The Company leases office space under non-cancellable operating lease agreements that expire at various dates.  In addition, the Company utilizes co-location services for its servers and other computer hardware.  These services are multi-year, non-cancellable agreements that are similar in form to a lease on office space.  The Company also contracted for other marketing services under various non-cancellable agreements that expire at various dates through 2015.

As of December 31, 2013, future minimum payment commitments required under the Company’s non-cancellable office space, co-location agreements and marketing services for the next five years and thereafter are as follows:

2014	$1,777
2015	1,332
2016	1,225
2017	1,108
2018	972
2019 and thereafter	2,281
$8,695

Total rent expenses for the years ended December 31, 2013, 2012 and 2011 amounted to $1,479, $1,397 and $1,308, respectively.

Letters of Credit

At December 31, 2013 and 2012, the Company had outstanding letters of credit of $600 and $1,221, respectively, related to two office spaces in New York, New York and Boston, Massachusetts. Refer to note 2 for further discussion on letters of credit outstanding.

Legal Contingencies

The Company is occasionally involved with various claims and litigation during the normal course of business.  Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated.  As of December 31, 2013 and 2012, no material reserves were recorded.  No reserves are established for losses which are only reasonably possible.  The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any.  Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements.

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, its directors and certain of its executive officers. The lawsuit alleges certain misrepresentations by the Company in connection with its IPO concerning its business and prospects.  The lawsuit seeks unspecified damages.  On February 7, 2014, the Court entered an order appointing lead plaintiff and lead counsel.  On March 3, 2014, the Court entered an order requiring that the lead plaintiff file an amended complaint on or before April 1, 2014.  The Company intends to vigorously defend against these claims and to seek dismissal of the amended complaint.  Due to the early stage of these proceedings, the Company cannot predict the likely outcome of the lawsuit, and an adverse result could have a material effect on its financial statements.  Accordingly, there were no reserves recorded during the year ended December 31, 2013.

13.  Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)

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

13.  Preferred Stock, Common Stock and Stockholders’ Equity (Deficit) (Continued)

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

Preferred Stock

As of December 31, 2013, there were no outstanding shares of preferred stock, refer to note 2.

As of December 31, 2012, the Company had several classes of $0.0001 par value preferred stock.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

13.  Preferred Stock, Common Stock and Stockholders’ Equity (Deficit) (Continued)

Dividends

The holders of preferred stock, which are no longer outstanding as of December 31, 2013, were entitled to receive, when and if declared by the Board of Directors out of funds legally available, dividends at the following annual rates:

Series	Dividend Rate
Series A	$0.10140
Series B	$0.25140
Series B-1	$0.38910
Series C	$0.30330
Series D	$0.58680
Series E	$0.64035
Series 1	$0.19665
Series 2	$0.33105
Series 3	$0.46005
Series 4	$0.22035
Series F	$0.74655

The terms of the preferred stock, which are no longer outstanding as of December 31, 2013, provided that no dividends or other distributions would be made with respect to common stock until all declared dividends on the preferred stock had been paid.  No dividends have been declared or paid by the Company through the date of this report.

Conversion

All shares of preferred stock, which are no longer outstanding as of December 31, 2013, automatically converted into common stock upon the closing of the Company’s IPO on July 2, 2013 (refer to note 2).  Except for the Series B-1 and Series F preferred stock, all preferred stock converted on a one for one basis.  The Series B-1 preferred stock converted into common stock on a 1:1.04719 basis and the Series F preferred stock converted into common stock in accordance with the Series F preferred stock ratchet provision described below under the heading “Series F Preferred Stock Ratchet Provision.”

Liquidation Preferences

The preferred stock, which is no longer outstanding as of December 31, 2013, entitled its holders to a liquidation preferences over common stockholders based on the series of preferred stock held.  In the event of liquidation, dissolution, or winding up of the Company, each holder of preferred stock was entitled to be paid out of available assets on a pro-rata basis based on the liquidation preference of each series plus all declared but unpaid dividends.  After the preferential amounts had been distributed by the Company, the holders of preferred stock would then participate with the common stockholders in the distribution of remaining available assets.

Voting

The preferred stock, which is no longer outstanding as of December 31, 2013, entitled its holders to a number of votes equal to the number of shares of common stock into which the shares of convertible preferred stock so held could be converted.

Series F Preferred Stock Ratchet Provision

The terms of the Series F preferred stock, which are no longer outstanding as of December 31, 2013, provided that the ratio at which each share of such series automatically converted into shares of common stock would increase, from a 1:1 basis, if a qualified IPO price was below $13.997 per share, which represents the original issue price of $9.3314 (the “conversion price”) adjusted for other anti-dilution provisions pursuant to the terms of the Series F preferred stock.  The Company therefore concluded that such conversion ratio and conversion price are contingently adjustable based on a future event and such effects will not be recognized in earnings until such contingency has been resolved, in this case July 2, 2013.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

13.  Preferred Stock, Common Stock and Stockholders’ Equity (Deficit) (Continued)

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

Common Stock

As of December 31, 2013, the authorized capital stock of the Company consists of 250,000,000 shares of common stock, with 49,998,274 shares of common stock outstanding as of such date.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

14.  Changes in Accumulated Other Comprehensive Income

The following table provides the components of accumulated other comprehensive income:

		Unrealized
		Gain On
	Foreign	Short-term
	Currency	Investments
	Translation	Available
	Adjustment	For Sale	Total
Beginning Balance at January 1, 2013	$345	$—	$345
Other comprehensive loss before reclassifications	(150)	—	(150)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Ending Balance at December 31, 2013	$195	$—	$195

		Unrealized
		Gain On
	Foreign	Short-term
	Currency	Investments
	Translation	Available
	Adjustment	For Sale	Total
Beginning Balance at January 1, 2012	$403	$(7)	$396
Other comprehensive loss before reclassifications	(58)	—	(58)
Amounts reclassified from accumulated other comprehensive income	—	7	7
Ending Balance at December 31, 2012	$345	$—	$345

15.  Stock-Based Compensation Expense

The Company included stock-based compensation expense related to all of the Company’s stock-based awards in various operating expense categories for the years ended December 31, 2013, 2012 and 2011 as follows:

	2013	2012	2011
Technology and development	$549	$422	$507
Sales and marketing	1,188	1,020	670
General and administrative	1,667	1,477	1,706
Total stock-based compensation expense	$3,404	$2,919	$2,883

Stock-Based Incentive Plans

On June 26, 2013, the Company adopted the 2013 Equity Incentive Plan (“2013 Plan”).  The Company has stock option awards outstanding under four stock-based incentive plans as of December 31, 2012 and under five stock-based incentive plans as of December 31, 2013, including, in each case, two plans that were assumed as part of the acquisition of ScanScout.  The Company has restricted stock unit awards outstanding under its 2013 Plan.

Plan Provisions Under the 2013 Equity Incentive Plan

Upon the effectiveness of the Company’s IPO, the Board of Directors determined that the 2013 Plan would be the only plan under which stock-based awards will be issued by the Company on a going-forward basis.  The 2013 Plan provides for the awards of incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other stock-based awards; however, only incentive and non-qualified stock option awards and restricted stock unit awards have been issued through December 31, 2013 under the 2013 Plan.  The 2013 Plan states that awards may be granted to such non-employee directors, officers, employees and consultants as the Board of Directors shall in its discretion select.  Only employees of the Company are eligible to receive grants of incentive stock option awards.  Stock option awards are generally granted at the fair market value of the Company’s common stock on

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

15.  Stock-Based Compensation Expense (Continued)

the date of grant.  Stock option grants generally vest over periods up to four years, with the first 25% of the grant vesting after one year, and monthly vesting thereafter.  Stock option grants generally have a term not to exceed a total of 10 years.  Restricted stock unit awards are generally granted at the fair market value of the Company’s common stock on the date of grant.  Restricted stock unit awards granted to our non-employee directors generally vest 100% after a period of one year.  As of December 31, 2013, there were 308,769 shares of common stock that may be issued pursuant to stock-based awards available for issuance under the 2013 Plan.

Stock Option Awards Outstanding

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
		Remaining	Average		Average	Remaining
		Contractual	Exercise		Exercise	Contractual
	Options	Life	Price	Options	Price	Life
Range of Exercise Prices	Outstanding	(Years)	Per Share	Exercisable	Per Share	(Years)
$0.20 to $0.26	364,347	3.19	$0.21	364,347	$0.21	3.19
$0.44 to $0.53	64,112	5.73	0.49	64,112	0.49	5.73
$0.63 to $0.84	370,100	4.51	0.80	370,100	0.80	4.51
$1.11 to $1.49	1,158,444	6.69	1.26	1,154,366	1.26	6.69
$2.66 to $4.28	3,106,814	7.62	4.22	1,950,787	4.20	7.09
$5.01 to $5.90	1,576,893	8.49	5.31	598,352	5.15	8.26
$8.15 to $9.64	662,051	9.53	8.44	5,594	8.15	9.42

	7,302,761	7.44	3.96	4,507,658	2.92	6.60

The following table presents a summary of the Company’s stock option award activity under all plans and related information, without regard for estimated forfeitures, for the year ended December 31, 2013:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price		Price		Price
	Exercisable	Per Share	Non-vested	Per Share	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2012	3,895,442	$2.36	2,984,477	$4.55	6,879,919	$3.30
Stock option awards granted	—	$—	1,529,416	$6.41	1,529,416	$6.41
Stock option awards forfeited	(103,007)	$4.14	(463,938)	$5.01	(566,945)	$4.73
Stock option awards exercised	(539,629)	$1.70	—	$—	(539,629)	$1.70
Stock option awards vested	1,254,852	$4.20	(1,254,852)	$4.20	—	$—
Stock option awards outstanding as of December 31, 2013	4,507,658	$2.92	2,795,103	$5.64	7,302,761	$3.96

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

15.  Stock-Based Compensation Expense (Continued)

The weighted average grant date fair value of stock option awards granted during the years ended December 31, 2013, 2012 and 2011 was $3.23, $2.34 and $2.46 per share, respectively.  As previously discussed, stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.  The total intrinsic value of stock option awards exercised during the years ended December 31, 2013, 2012 and 2011 was $3,525, $1,507 and $1,573, respectively.  Cash proceeds received from stock option awards exercised for the years ended December 31, 2013 and 2012 was $912 and $433, respectively.

The total fair value of stock option awards that vested during the years ended December 31, 2013 and 2012 was $2,802 and $2,855.  There was $6,337 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of December 31, 2013.  This cost is expected to be recognized over a weighted-average period of 2.79 years.

The fair value for stock option awards granted under the stock option plan was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011

Volatility	47% - 54%	56% - 57%	54%-56%
Risk-free interest rate	0.86% - 1.88%	0.60% - 1.17%	1.36%-2.87%
Expected life (in years)	5.50-6.08	5.12-6.09	6.77
Dividend yield	0.00%	0.00%	0.00%

Restricted Stock Unit (RSU) Awards Outstanding

The following table presents a summary of the Company’s restricted stock unit award activity under all plans and related information, without regard for estimated forfeitures, for the year ended December 31, 2013:

		Weighted Average
	Restricted	Grant Date
	Stock Unit	Fair Value
	Awards	Per Share
Restricted stock unit awards outstanding as of December 31, 2012	—	$—
Restricted stock unit awards granted	80,119	$9.67
Restricted stock unit awards forfeited	(10,000)	$10.00
Restricted stock unit awards restriction lapses	—	$—
Restricted stock unit awards outstanding as of December 31, 2013	70,119	$9.63

Restricted
Stock Unit
Awards

Aggregate grant date fair value of restricted stock unit awards outstanding as of December 31, 2013	$675

Number of restricted stock unit awards vested during the year ended December 31, 2013	—

Number of restricted stock unit awards non-vested as of December 31, 2013	70,119

There was $390 of total unrecognized compensation cost related to non-vested restricted stock unit awards.  This cost is expected to be recognized over a period of less than one year.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

16.  Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period.

Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for warrants to purchase preferred stock, warrants to purchase common stock, preferred stock, stock option awards and restricted stock unit awards.  Due to the Company’s net loss attributable to common stockholders, (i) warrants to purchase preferred stock, (ii) warrants to purchase common stock, (iii) preferred stock, (iv) stock option awards, and (v) restricted stock unit awards were not included in the computation of diluted net loss per share attributable to common stockholders, as the effects would be anti-dilutive.  Accordingly, basic and diluted net loss per share attributable to common stockholders is equal for the following periods presented:

	Year Ended
	December 31,
	2013	2012	2011
Numerator:
Net loss	$(13,516)	$(16,644)	$(21,025)
Series F preferred stock deemed dividend	(15,849)	—	—
Net loss attributable to common stockholders	$(29,365)	$(16,644)	$(21,025)

Denominator:
Weighted average number of shares of common stock outstanding for basic and diluted net loss per share attributable to common stockholders	28,761,700	7,499,986	6,952,952

Basic and diluted net loss per share attributable to common stockholders	$(1.02)	$(2.22)	$(3.02)

The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss per share attributable to common stockholders per share because the effect is anti-dilutive:

	Year Ended
	December 31,
	2013	2012	2011
Warrants to purchase preferred stock	—	140,933	140,933
Warrants to purchase common stock	39,824	—	—
Preferred stock	—	32,563,192	32,563,192
Stock option awards	7,302,761	6,879,919	6,727,056
Restricted stock unit awards	70,119	—	—
Total anti-dilutive securities	7,412,704	35,584,044	39,431,181

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

17.  Supplemental Disclosure of Cash Flow Information

	Year Ended
	December 31,
	2013	2012	2011
Supplemental disclosure of cash flow activities
Cash paid for income taxes	$308	$249	$310
Cash paid for interest expense	$127	$234	$323

Supplemental disclosure of non-cash investing activities
Common stock issued in connection with the acquisition of Transpera, Inc.	$—	$863	$2,883

Supplemental disclosure of non-cash financing activities
Common stock issued in connection with the conversion of preferred stock	$162,657	$—	$—
Common stock issued in connection with the Series F preferred stock deemed dividend	$15,849	$—	$—
Reclassification of liability warrants to equity warrants	$790	$—	$—

18.  Segment and Geographic Information

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

Substantially all assets were held in the United States as of each December 31, 2013 and 2012 and substantially all revenue was generated through sales personnel in the United States for the years ended December 31, 2013, 2012 and 2011.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

19.  Quarterly Results of Operations (Unaudited)

	Three Months Ended
2013	March 31,	June 30,	September 30,	December 31,

Revenue	$24,765	$35,465	$35,267	$36,299
Gross profit	$10,924	$16,494	$14,210	$12,243
Net loss attributable to common stockholders(1)	$(5,159)	$(273)	$(18,092)	$(5,841)
Net loss per share attributable to common stockholders basic and diluted(2)	$(0.67)	$(0.04)	$(0.37)	$(0.12)
Weighted average common shares outstanding basic and diluted(3)(4)	7,729,218	7,760,494	49,115,766	49,755,820

	Three Months Ended
2012	March 31,	June 30,	September 30,	December 31,

Revenue	$17,272	$25,206	$30,174	$32,538
Gross profit	$5,503	$10,226	$13,470	$14,674
Net loss	$(9,127)	$(4,780)	$(1,675)	$(1,062)
Net loss per share — basic and diluted(2)	$(1.25)	$(0.65)	$(0.22)	$(0.14)
Weighted average common shares outstanding basic and diluted(4)	7,318,320	7,389,173	7,541,832	7,683,193

(1)              For the three months ended September 30, 2013, net loss attributable to common stockholders includes $15,849 Series F preferred stock deemed dividend related to the conversion of the Company’s Series F preferred stock on July 2, 2013.

(2)              Basic and diluted net loss per share is computed independently for each of the quarters presented.  Therefore, the sum of all quarterly basic and diluted net loss per share information may not equal the annual basic and diluted net loss per share.

(3)              For the three months ended September 30, 2013, basic and diluted weighted average common shares outstanding increased to approximately 49.1 million shares as a result of the Company’s IPO on July 2, 2013.

(4)              Due to the Company’s net losses, all potentially dilutive securities are anti-dilutive and, therefore, basic and diluted weighted average common shares outstanding are equal for all periods presented.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2014.

TREMOR VIDEO, INC.

By:	/s/ William Day
William Day
President and Chief Executive Officer

Date: March 28, 2014

By:	/s/ Todd Sloan
Todd Sloan
Senior Vice President, Chief Financial Officer and Treasurer

Date: March 28, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Day, Todd Sloan and Adam Lichstein, and each of them, as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said agents, proxies and attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said agents, proxies and attorneys-in-fact, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Day
William Day	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014
/s/ Todd Sloan
Todd Sloan	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer) Director	March 28, 2014

/s/ Randall Glein
Randall Glein	Director	March 28, 2014

/s/ Rachel Lam
Rachel Lam	Director	March 28, 2014

/s/ Warren Lee
Warren Lee	Director	March 28, 2014

/s/ James Rossman
James Rossman	Director	March 28, 2014

/s/ Robert Schechter
Robert Schechter	Director	March 28, 2014

Exhibit Index

The agreements set forth on this Exhibit Index may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and:

•                  were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•                  may have been qualified in such agreements by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;

•                  may apply contract standards of “materiality” that are different from “materiality” under the applicable security laws; and

•                  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

The Company acknowledges that notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Available Information” under Item 1 of Part I.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended to date and as currently in effect.	8-K	001-35982	3.1	7/5/2013

3.2	Bylaws, as amended to date and as currently in effect.	S-1/A	333-188813	3.4	6/14/2013

4.1	Specimen stock certificate evidencing shares of common stock.	S-1/A	333-188813	4.1	6/14/2013

4.2	Amended and Restated Warrant to Purchase Common Stock issued by Tremor Video, Inc. to Venture Lending & Leasing IV, LLC, with an expiration date of June 30, 2017.	10-Q	001-35982	10.2	11/14/2013

4.3	Amended and Restated Warrant to Purchase Common Stock issued by Tremor Video, Inc. to Comerica Bank, with an expiration date of June 26, 2016.	10-Q	001-35982	10.1	11/14/2013

10.1	Sixth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated as of September 6, 2011.	S-1	333-188813	10.1	5/23/2013

10.2	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of June 7, 2007 (as modified by each of the First Loan Modification Agreement dated December 8, 2008, the Second Loan Modification Agreement dated as of December 7, 2009, the Third Loan Modification Agreement dated as of February 7, 2010, the Fourth Loan Modification Agreement dated as of February 7, 2011 and the Fifth Loan Modification Agreement dated as of December 30, 2011).	S-1	333-188813	10.2	5/23/2013

10.3	Agreement of Lease by and between the Registrant and Twenty-Three R.P. Associates, dated as of July 26, 2010 (as modified by the First Amendment to Lease dated November 1, 2010).	S-1	333-188813	10.3	5/23/2013

10.4+	Tremor Media, Inc. 2006 Stock Incentive Plan, as amended.	S-1	333-188813	10.4	5/23/2013

		Incorporated by Reference

10.5+	Form of Stock Option Agreement under Tremor Media, Inc. 2006 Stock Incentive Plan.	S-1	333-188813	10.5	5/23/2013

10.6+	Tremor Media, Inc. 2008 Stock Plan, as amended.	S-1	333-188813	10.6	5/23/2013

10.7+	Form of Stock Option Agreement under Tremor Media, Inc. 2008 Stock Plan.	S-1	333-188813	10.7	5/23/2013

10.8+	ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.8	5/23/2013

10.9+	Form of Stock Option Agreement under ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.9	5/23/2013

10.10+	ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.10	5/23/2013

10.11+	Form of Stock Option Agreement under ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.11	5/23/2013

10.12+	Form of 2013 Equity Incentive Plan.	S-1/A	333-188813	10.12	6/14/2013

10.13+	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.13	6/14/2013

10.14+	Form of Nonqualified Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.14	6/14/2013

10.15+	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.15	6/14/2013

10.16+	Form of Restricted Stock Unit Grant Notice under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.16	6/14/2013

10.17+	Non-Employee Director Compensation Plan.	S-1/A	333-188813	10.17	6/14/2013

10.18+	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	S-1	333-188813	10.18	5/23/2013

10.19+	Employment Offer Letter by and between the Company and William Day, dated December 9, 2010.	S-1	333-188813	10.19	5/23/2013

10.20+	Employment Offer Letter by and between the Company and Todd Sloan, dated November 14, 2011.	S-1	333-188813	10.20	5/23/2013

10.21+	Employment Offer Letter by and between the Company and Steven Lee, dated December 9, 2010.	S-1	333-188813	10.21	5/23/2013

10.22+	Employment Offer Letter by and between the Company and Adam Lichstein, dated December 8, 2010.	S-1	333-188813	10.22	5/23/2013

10.23+	Employment Offer Letter by and between the Company and Lauren Wiener, dated September 25, 2012.	S-1	333-188813	10.23	5/23/2013

21.1	List of subsidiaries.	S-1	333-188813	21.1	5/23/2013

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in signature page).					X

31.1	Certification of the Chief Executive Officer of Tremor Video, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.					X

Incorporated by Reference

31.2	Certification of the Chief Financial Officer of Tremor Video, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.		X

32.1†	Certification of the Chief Executive Officer of Tremor Video, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2†	Certification of the Chief Financial Officer of Tremor Video, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101.INS*	XBRL Instance Document.		X

101.SCH*	XBRL Taxonomy Extension Schema.		X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.		X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.		X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase.		X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.		X

+                          Indicates management contract or compensatory plan.

†                          In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual  Report on Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

*                          Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.