Form 10-Q
period 2014-03-31
TREMOR VIDEO INC.
filed 2014-05-15
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, there were 50,344,509 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TREMOR VIDEO, INC.

FORM 10-Q

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,288	$92,691
Accounts receivable, net of allowance for doubtful accounts of $931 and $959 as of March 31, 2014 and December 31, 2013, respectively	40,261	41,458
Prepaid expenses and other current assets	1,680	1,912
Total current assets	129,229	136,061
Long-term assets:
Restricted cash	600	600
Property and equipment, net of accumulated depreciation of $3,995 and $3,618 as of March 31, 2014 and December 31, 2013, respectively	3,967	3,388
Intangible assets, net of accumulated amortization of $16,522 and $15,313 as of March 31, 2014 and December 31, 2013, respectively	19,178	20,387
Goodwill	29,719	29,719
Deferred tax assets	189	189
Other assets	266	216
Total long-term assets	53,919	54,499
Total assets	$183,148	$190,560

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$30,859	$32,312
Deferred rent and security deposits payable, short-term	35	14
Deferred revenue	322	271
Deferred tax liabilities, short-term	189	189
Total current liabilities	31,405	32,786
Deferred rent, long-term	717	742
Total liabilities	32,122	33,528
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of March 31, 2014 and December 31, 2013, respectively; 50,344,509 and 49,998,274 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	269,037	267,767
Accumulated other comprehensive income	148	195
Accumulated deficit	(118,164)	(110,935)
Total stockholders’ equity	151,026	157,032
Total liabilities and stockholders’ equity	$183,148	$190,560

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$34,869	$24,765
Cost of revenue	22,943	13,841
Gross profit	11,926	10,924

Operating expenses:
Technology and development	4,331	2,697
Sales and marketing	9,451	8,843
General and administrative	3,713	2,920
Depreciation and amortization	1,586	1,502
Total operating expenses	19,081	15,962

Loss from operations	(7,155)	(5,038)

Interest and other income (expense), net:
Interest expense, net	—	(56)
Other income, net	5	5
Total interest and other income (expense), net	5	(51)

Loss before income taxes	(7,150)	(5,089)

Income tax expense	79	70

Net loss	$(7,229)	$(5,159)

Net loss per share
Basic and diluted	$(0.14)	$(0.67)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	50,297,747	7,729,218

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(7,229)	$(5,159)
Other comprehensive loss:
Foreign currency translation adjustments	(47)	(94)
Comprehensive loss	$(7,276)	$(5,253)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,229)	$(5,159)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	377	282
Amortization of intangible assets	1,209	1,220
Bad debt expense	18	25
Mark-to-market income	—	(5)
Stock-based compensation expense	967	739
Stock-based long-term incentive compensation	(40)	—
Net changes in operating assets and liabilities:
Decrease in accounts receivable	1,157	5,623
Decrease (increase) in prepaid expenses, other current assets and other long-term assets	182	(486)
Decrease in accounts payable and accrued expenses	(1,427)	(3,278)
(Decrease) increase in deferred rent and security deposits payable	(4)	33
Increase in deferred revenue	51	191
Net cash used in operating activities	(4,739)	(815)

Cash flows from investing activities:
Purchase of property and equipment	(956)	(137)
Net cash used in investing activities	(956)	(137)

Cash flows from financing activities:
Proceeds from the exercise of stock options	303	46
Net cash provided by financing activities	303	46

Net decrease in cash and cash equivalents	(5,392)	(906)

Effect of exchange rate changes in cash and cash equivalents	(11)	(94)

Cash and cash equivalents at beginning of period	92,691	32,533
Cash and cash equivalents at end of period	$87,288	$31,533

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$—	$159
Cash paid for interest expense	$—	$56

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

1. Organization and Description of Business

Tremor Video, Inc. (the “Company”) was originally organized as Tremor Media, LLC in November 2005 and converted into a corporation named ‘‘Tremor Media, Inc.’’ under the laws of the State of Delaware in September 2006. The Company changed its name to Tremor Video, Inc. in June 2011. The Company is an advertising technology company elevating brand performance across all screens for the world’s leading brands and publishers.  The Company offers brand advertisers and publishers a complete programmatic solution to reach and engage consumers while providing new insights into what drives the success of brand advertising performance across multiple screens, including computers, smartphones, tablets and connected TVs.  Through its Tremor Video Network, the Company offers advertisers access to premium and often exclusive streaming video inventory and advanced real-time optimization capabilities at scale across multiple internet-connected devices in brand safe environments.  In addition, through its licensed analytics solution, the Company provides advanced video analytic capabilities for advertisers and publishers, to measure, verify and evaluate the performance of video ad campaigns across multiple channels, both within and outside of its Tremor Video Network.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive loss and cash flows for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year or the results for any future periods due to seasonal and other factors.  Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC.  Accordingly, these unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in the accompanying unaudited interim consolidated financial statements.

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

During the three months ended March 31, 2014 and 2013, there were no advertisers that accounted for more than 10% of revenue.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

2.  Summary of Significant Accounting Policies (Continued)

As of March 31, 2014 and December 31, 2013, there were no advertisers that accounted for more than 10% of outstanding accounts receivable.

3.  Fair Value Measurements

The Company utilizes fair value measurements when required. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, other assets, accounts payable and accrued expenses, deferred rent and security deposits payable approximate fair value due to the short-term nature of these instruments.

4.  Changes in Accumulated Other Comprehensive Income

The following table provides the components of accumulated other comprehensive income:

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning Balance at January 1, 2014	$195	$195
Other comprehensive loss before reclassifications	(47)	(47)
Amounts reclassified from accumulated other comprehensive income	—	—
Ending Balance at March 31, 2014	$148	$148

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning Balance at January 1, 2013	$345	$345
Other comprehensive loss before reclassifications	(94)	(94)
Amounts reclassified from accumulated other comprehensive income	—	—
Ending Balance at March 31, 2013	$251	$251

5.  Stock-Based Compensation

The Company included stock-based compensation expense related to all of the Company’s stock-based awards in various operating expense categories for the three months ended March 31, 2014 and 2013 as follows:

	Three Months Ended
	March 31,
	2014	2013
Technology and development	$194	$115
Sales and marketing	359	279
General and administrative	414	345
Total stock-based compensation expense	$967	$739

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

5.  Stock-Based Compensation (Continued)

Stock-Based Incentive Plans

On June 26, 2013, the Company adopted the 2013 Equity Incentive Plan (“2013 Plan”).  The Company has stock option awards outstanding under five stock-based incentive plans as of March 31, 2014 and December 31, 2013, including, in each case, two plans that were assumed as part of the acquisition of ScanScout, Inc.  The Company has restricted stock unit awards outstanding under its 2013 Plan.

Stock Option Awards Outstanding

The following table presents a summary of the Company’s stock option award activity under all plans and related information for the three months ended March 31, 2014:

		Weighted
	Number of	Average
	Shares	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2013	7,302,761	$3.96
Stock option awards granted	612,518	$4.36
Stock option awards forfeited	(120,512)	$5.89
Stock option awards exercised	(346,235)	$0.86
Stock option awards outstanding as of March 31, 2014	7,448,532	$4.11

Stock option awards vested and exercisable as of March 31, 2014	4,411,148	$3.19

Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.  The weighted-average grant date fair value of stock option awards granted during the three months ended March 31, 2014 was $2.07 per share.  The total intrinsic value of stock option awards exercised during the three months ended March 31, 2014 and 2013 was $1,514 and $123, respectively.  Cash proceeds received from stock option awards exercised for the three months ended March 31, 2014 and 2013 was $303 and $46, respectively.

There was $7,769 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of March 31, 2014.  This cost is expected to be recognized over a weighted-average period of 2.37 years.

Restricted Stock Unit (RSU) Awards Outstanding

The following table presents a summary of the Company’s restricted stock unit award activity under all plans and related information for the three months ended March 31, 2014:

		Weighted Average
	Restricted	Grant Date
	Stock Unit	Fair Value
	Awards	Per Share
Restricted stock unit awards outstanding as of December 31, 2013	70,119	$9.63
Restricted stock unit awards granted	649,683	$4.32
Restricted stock unit awards forfeited	(41,774)	$7.78
Restricted stock unit awards vested	—	$—
Restricted stock unit awards outstanding as of March 31, 2014	678,028	$4.65

As of March 31, 2014, there was $2,787 of total unrecognized compensation cost related to non-vested restricted stock unit awards.  This cost is expected to be recognized over a weighted-average period of 3.66 years.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

6.  Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period.

Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for warrants to purchase mandatorily redeemable convertible preferred stock (“preferred stock”), warrants to purchase common stock, preferred stock, stock option awards and restricted stock unit awards.  Due to the Company’s net loss, (i) warrants to purchase preferred stock, (ii) warrants to purchase common stock, (iii) preferred stock, (iv) stock option awards, and (v) restricted stock unit awards were not included in the computation of diluted net loss per share, as the effects would be anti-dilutive.  Accordingly, basic and diluted net loss per share is equal for the following periods presented:

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net loss	$(7,229)	$(5,159)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share(1)	50,297,747	7,729,218

Basic and diluted net loss per share	$(0.14)	$(0.67)

(1)         On July 2, 2013, the Company closed its initial public offering (“IPO”) of common stock in which the Company issued and sold 7,500,000 shares of common stock.  Upon closing of the IPO, all of the Company’s outstanding preferred stock automatically converted into shares of common stock.

The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss per share because the effect is anti-dilutive:

	Three Months Ended
	March 31,
	2014	2013
Warrants to purchase preferred stock(1)	—	140,933
Warrants to purchase common stock(1)	39,824	—
Preferred stock(1)	—	32,563,192
Stock option awards	7,448,532	7,002,403
Restricted stock unit awards	678,028	—
Total anti-dilutive securities	8,166,384	39,706,528

(1)         Upon closing of the IPO, all of the Company’s outstanding preferred stock automatically converted into shares of common stock.  In addition, the outstanding warrants to purchase preferred stock automatically converted into warrants to purchase common stock.

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

Substantially all assets were held in the United States as of March 31, 2014 and December 31, 2013 and substantially all revenue was generated through sales personnel in the United States for the three months ended March 31, 2014 and 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2013 included in Annual Report on Form 10-K filed with the SEC on March 28, 2014.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations.  Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on March 28, 2014.  You should not rely upon forward-looking statements as predictions of future events.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  We will disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.tremorvideo.com), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls and webcasts.

Overview

Tremor Video, Inc., we or us, is an advertising technology company elevating brand performance across all screens for the world’s leading brands and publishers. We offer brand advertisers and publishers a complete programmatic solution to reach and engage consumers while providing new insights into what drives the success of brand advertising performance across multiple devices, including computers, smartphones, tablets and connected TVs. Our proprietary technology, VideoHub, analyzes in-stream video content, detects viewer and system attributes, and leverages our large repository of stored data to optimize video ad campaigns across screens to achieve brand performance goals, while providing access to advanced analytics and measurement tools in real-time.  Our clients include some of the largest brand advertisers in the world including all of the top 10 automakers and top 10 consumer packaged goods companies. Our relationships with leading brand advertisers and their agencies have helped us create a robust online video ecosystem that includes more than 500 premium websites and mobile applications, over 200 of which partner with us on an exclusive basis.

Our VideoHub technology is the backbone of the Tremor Video Network through which we offer advertisers access to engaged consumers at scale in brand safe environments across multiple devices.  We derive substantially all of our revenue by delivering in-stream video advertising on behalf of a diversified base of brand advertisers in the United States through the Tremor Video Network.

To further align the Tremor Video Network with the needs of brand advertisers, we offer a number of performance-based pricing models for in-stream video advertisements.  These models include cost per engagement, or CPE, pricing where we are compensated only when viewers actively engage with advertisers’ campaigns, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds, and cost per video completion, or CPVC, pricing where we are compensated only when a viewer completes the video ad.  In late 2013, we introduced additional performance-based pricing models where we are compensated only when a campaign results in a positive shift in the consumer’s favorability or intent towards a brand (which we refer to as cost per brand-shift, or CPS) or when a consumer’s intent is shifted away from a competing brand (which we refer to as cost per conquest, or CPQ).  Building on our CPVC offering, we also announced a new pricing model where we are only compensated when a video ad is both completed and viewable by the viewer for the duration of the ad (which we refer to as CPV&C).  We believe our performance-based pricing models have higher gross margins than traditional CPM pricing models, which are based solely on the number of ad impressions delivered, because we are often able to serve our advertisers’ performance goals with a lower number of purchased impressions.  As a percentage of total revenue, revenue attributable to performance-based pricing for the three months ended March 31, 2014 and 2013 was 22.6% and 36.1%, respectively. We continue to focus on increasing the sales of video ad campaigns with performance-based pricing to drive revenue growth and increase margins.

In addition to our performance-based pricing models, we also offer advertisers the ability to purchase campaigns on a CPM-basis with a guaranteed demographic reach, or demo guarantees, where an advertiser pays based on the number of impressions that are delivered to a target demographic.  For the three months ended March 31, 2014, campaigns sold with demo guarantees had lower gross margins than CPM-priced campaigns that were sold without demo guarantees.

As viewers increase time spent viewing video on smartphones and tablets, we expect brand advertisers to devote increasing amounts of advertising spend to these channels.  Smartphones and tablets are inherently interactive and we believe that our in-stream advertising capabilities and higher margin performance based pricing models are well suited to address the growing market for mobile video ads.  In April 2014, we announced the launch of an all-screen automated optimization solution for in-stream video advertising.  Using this solution, brand advertisers can select a single campaign goal and VideoHub will optimize delivery of the campaign to find the right viewer wherever they may be watching video, whether on computers, tablets, smartphones or connected TVs, thus eliminating the need to allocate campaign budgets to a specific device.

We also license our VideoHub analytics to advertisers, agencies and publishers through an intuitive, customizable user interface.  This licensed analytics affords advertisers transparency and analytical tools to measure the effectiveness of video ad campaigns across all of their video ad buys, whether or not those campaigns are run through the Tremor Video Network.  Publishers use the solution to gain insights into what is driving the performance of ad campaigns running on their sites and the relative value of their inventory.  For the three months ended March 31, 2014 and 2013, we generated $0.5 million and $0.6 million, respectively, of revenue from licensed analytics-solutions.  Our gross margin on this licensing revenue is generally higher than that for the Tremor Video Network.

To complement our current offerings, we are continuing to develop and invest in a programmatic buying solution for brand advertisers.  In the second quarter of 2014, we introduced to market a demand side platform, or DSP, for brand performance.  Through our DSP, advertisers and agencies can leverage VideoHub technology to programmatically bid on and buy video ad inventory for brand-centric metrics both on the Tremor Video Network and through third party supply sources.  In addition, we are continuing to integrate our technology with third party exchanges and DSPs, enabling them and their advertiser and agency clients to programmatically bid on and buy video ad inventory on the Tremor Video Network. We are also investing in the development of a supply side platform for premium publishers that will enable their direct programmatic sales efforts.

For the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, our revenue increased to $34.9 million from $24.8 million, or 40.8%. Over the same period, our gross margin declined to 34.2% from 44.1% due in part to a decrease in the percentage of revenue derived from our performance based pricing models and an increase in the percentage of revenue derived from CPM-priced campaigns sold with demo guarantees. Our net loss increased to $7.2 million from $5.2 million. Our Adjusted EBITDA (refer to “Key Metrics”) increased to a loss of $4.6 million from a loss of $2.8 million, reflecting the decrease in gross margin described above as well as continued investment in our technology and development efforts, in particular as relates to our programmatic buying solutions.

Key Metrics

We monitor the key metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)

Revenue	$34,869	$24,765
Gross margin	34.2%	44.1%
Net loss	$(7,229)	$(5,159)
Adjusted EBITDA	$(4,573)	$(2,797)

Gross margin is our gross profit expressed as a percentage of our total revenue.  Our gross margin is primarily impacted by video advertising inventory costs associated with delivering our advertisers campaigns relative to the revenue we generate from delivering such campaigns.  Historically, our gross margin has been positively affected by campaigns priced on a performance basis, while campaigns sold with demo guarantees have had lower overall gross margins than CPM-priced campaigns that were sold without demo guarantees.  If the relative mix of CPM-priced campaigns sold with demo guarantees increases, or the relative mix of campaigns priced on a performance basis decreases in future periods, our gross margin may be negatively affected.

Adjusted EBITDA represents our net loss before interest expense, net and other (income) expense, net, income tax expense, depreciation and amortization expense, and adjusted to eliminate the impact of stock-based compensation expense, stock-based long-term incentive compensation, both of which are non-cash items, and litigation costs associated with pending class action securities litigation.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of the exclusion of the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation and litigation costs associated with pending class action securities litigation, excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is a non-GAAP financial measure.  Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP.  Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (e) Adjusted EBITDA does not reflect litigation costs associated with pending class action securities litigation; and (f) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider Adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results.  The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)

Net loss	$(7,229)	$(5,159)
Adjustments:
Total interest and other (income) expense, net	(5)	51
Income tax expense	79	70
Depreciation and amortization expense	1,586	1,502
Stock-based compensation expense	967	739
Stock-based long-term incentive compensation(1)	(40)	—
Litigation costs	69	—
Total net adjustments	2,656	2,362
Adjusted EBITDA	$(4,573)	$(2,797)

(1)         Reflects amounts accrued for the 2014 plan year, net of forfeitures from the 2013 plan year.

Components of Operating Results

We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue

We generate revenue primarily by delivering in-stream video advertisements for brand advertisers and agencies through the Tremor Video Network.  We also license our VideoHub analytics to advertisers, agencies and publishers.

We generally price delivery of our video ads on a CPM, CPE, CPVC, CPS, CPQ, or CPV&C basis.  We recognize revenue for video ad delivery through the Tremor Video Network upon: (i) delivery of impressions served for CPM-priced ad campaigns without demo guarantees; (ii) delivery of each impression served to a target demographic for CPM-priced ad campaigns with demo guarantees; (iii) engagement by the consumer with a video ad for CPE-priced ad campaigns; (iv) completion of a video ad by the consumer for CPVC-priced ad campaigns; (v) positive shift in a consumer’s favorability towards a brand for CPS-priced ad campaigns; (vi) shift of a consumer’s intent away from a competing brand for CPQ-priced ad campaigns; and (vii) completion of a video ad by a consumer, which video ad is viewable for its duration, for CPV&C-priced ad campaigns.  The prices we charge our clients also vary depending upon the ad format chosen and the device type through which the campaign runs, but are generally consistent across computers, smartphones and tablets.  For managed campaigns, we offer our Tremor Video Network solution to advertisers by entering into insertion orders with ad agencies on behalf of advertisers.  These insertion orders are generally cancellable upon short notice and without penalty consistent with standard terms and conditions for the purchase of internet advertising for media buys one year or less published by the Interactive Advertising Bureau.  For programmatic campaigns purchased on the Tremor Video Network by advertisers and agencies through third party DSPs or exchanges, we enter into agreements with such DSPs or exchanges.

We also generate revenue from licensing our VideoHub analytics.  We provide basic access to VideoHub analytics to advertisers and agencies with respect to their video ad campaigns running through the Tremor Video Network and charge a license fee for advanced analytics.  We also license VideoHub analytics for a fee to advertisers and agencies for video advertising campaigns running outside the Tremor Video Network and to publishers who use our solution to gain insights into the performance of their video inventory.  The license fee varies depending upon the level of access to our video advertising analytics and the volume of impressions being analyzed by VideoHub.  We recognize revenue with respect to this solution on a CPM basis based upon the number of impressions being analyzed in a given month. In limited cases, we may charge a minimum monthly fee.  Typically, our license terms are for one year periods.

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

Operating Expenses

Operating expenses consist of technology and development, sales and marketing, general and administrative and depreciation and amortization expenses.  Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of these expense categories other than depreciation and amortization expenses.  We grew to 298 employees at March 31, 2014 from 291 employees at December 31, 2013, and we expect to continue to hire new employees in order to support our anticipated revenue growth.  We include stock-based compensation expense in connection with the grant of stock option awards or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function.

Technology and Development Expense. Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for development, network operations and engineering personnel.  Additional expenses in this category include costs related to the development, quality assurance and testing of new technology and maintenance and enhancement of existing technology and infrastructure as well as consulting, travel and other related overhead.  We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support.  Due to the rapid development and changes in our business, we have expensed technology and development expenses in the same period that the costs are incurred.  The number of employees in technology and development functions declined to 89 employees at March 31, 2014 from 90 employees at December 31, 2013.  We intend to continue to invest in our technology and development efforts, in particular as relates to our programmatic solutions, by hiring additional personnel and by using outside consulting firms for various initiatives.  We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

Sales and Marketing Expense.  Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing and creative employees and our advertiser focused, publisher focused and licensing solution focused sales and sales support employees.  Additional expenses in this category include marketing programs, consulting, travel and other related overhead.  The number of employees in sales and marketing functions grew to 174 employees at March 31, 2014 from 168 employees at December 31, 2013.  We expect our sales and marketing expense to increase in the foreseeable future as we continue to grow the Tremor Video Network, further increase the number of our licensing solution focused sales and marketing professionals and expand our marketing activities.

General and Administrative Expense. General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees.  Included in general and administrative expenses are consulting and professional fees, including legal, accounting and investor relations fees, insurance, costs associated with compliance with the Sarbanes-Oxley Act and other public company corporate expenses, travel and other related overhead.  The number of employees in general and administrative functions grew to 35 employees at March 31, 2014 from 33 employees at December 31, 2013.  We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company and the continuing growth of our business.

Depreciation and Amortization Expense. Depreciation and amortization expense primarily consists of our depreciation expense related to investments in property, equipment and software as well as the amortization of certain other intangible assets.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consist primarily of interest income, interest expense, foreign exchange transaction gains and losses, and mark-to-market expense.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense consists primarily of the interest incurred on outstanding borrowings under our credit facility.  As of March 31, 2014 and December 31, 2013, we did not have any outstanding borrowings under our credit facility.  Mark-to-market expense consists primarily of expense related to our preferred stock warrant liability in 2013.  As of March 31, 2014 and December 31, 2013, we no longer have any preferred stock warrant liability outstanding.

Results Of Operations

Three Months Ended March 31, 2014 and 2013

The following table is a summary of our consolidated statement of operations data for each of the periods indicated.  The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.

	Three Months Ended
	March 31,
	2014		2013
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$34,869	100.0%	$24,765	100.0%
Cost of revenue	22,943	65.8	13,841	55.9
Gross profit	11,926	34.2	10,924	44.1
Operating expenses:
Technology and development	4,331	12.4	2,697	10.9
Sales and marketing	9,451	27.1	8,843	35.7
General and administrative	3,713	10.7	2,920	11.8
Depreciation and amortization	1,586	4.5	1,502	6.1
Total operating expenses	19,081	54.7	15,962	64.5
Loss from operations	(7,155)	(20.5)	(5,038)	(20.4)
Total interest and other income (expense), net	5	0.0	(51)	(0.2)
Loss before income taxes	(7,150)	(20.5)	(5,089)	(20.6)
Income tax expense	79	0.2	70	0.3
Net loss	$(7,229)	(20.7)%	$(5,159)	(20.9)%

	Three Months Ended
	March 31,
	2014		2013
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Other Financial Data:
Adjusted EBITDA	$(4,573)	N/A	$(2,797)	N/A

	Three Months Ended March 31,		Change Increase/(Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
Revenue	$34,869	$24,765	$10,104	40.8%

Revenue

The increase in revenue during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to a $10.3 million increase in our video advertising revenue, representing 43.5% growth period-over-period. The increase in revenue was partially offset by a $0.2 million reduction in revenue from our licensing solutions.

	Three Months Ended March 31,		Change Increase/(Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$22,943	$13,841	$9,102	65.8%
Gross profit	11,926	10,924	1,002	9.2
Gross margin	34.2%	44.1%

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was driven primarily by $9.0 million of increased video advertising inventory costs, resulting from our revenue increase and $0.1 million of increased data, ad serving, hosting and research costs.  The increase in our gross profit during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was driven by a $10.1 million increase in revenue partially offset by a $9.1 million  increase in our cost of revenue.

The 9.9 percentage point decline in our gross margin during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to an increase in the relative mix of CPM-priced campaigns sold with demo guarantees and a decrease in the relative mix of our performance-priced ad campaigns.  Historically, our performance-priced ad campaigns have had higher gross margins than our traditional CPM priced campaigns.  For the three months ended March 31, 2014, CPM-priced campaigns sold with demo guarantees had lower gross margins than CPM-priced campaigns that were sold without demo guarantees.

	Three Months Ended March 31,		Change Increase/(Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
Technology and development	$4,331	$2,697	$1,634	60.6%
% of total revenue	12.4%	10.9%

Technology and Development

The increase in technology and development expense during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to a $1.4 million increase in salaries, incentive compensation, stock-based compensation costs and other personnel-related costs associated with the increase in headcount and a $0.2 million increase in consulting fees and overhead costs.

	Three Months Ended March 31,		Change Increase/(Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$9,451	$8,843	$608	6.9%
% of total revenue	27.1%	35.7%

Sales and Marketing

The increase in sales and marketing expense during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to a $0.6 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs.

	Three Months Ended March 31,		Change Increase/(Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
General and administrative	$3,713	$2,920	$793	27.2%
% of total revenue	10.7%	11.8%

General and Administrative

The increase in general and administrative expense during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to a $0.5 million increase in public company costs and professional fees, a $0.3 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs and a $0.3 million increase in overhead costs.  These increases were partially offset by a $0.3 million decrease in other taxes.

	Three Months Ended March 31,		Change Increase/(Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization	$1,586	$1,502	$84	5.6%
% of total revenue	4.5%	6.1%

Depreciation and Amortization

The increase in depreciation and amortization expense during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to the increase in depreciation related to additional leasehold improvements to our office spaces and purchases of computer hardware as a result of an increase in headcount.

	Three Months Ended March 31,		Change Increase/(Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
Total interest and other income (expense), net	$5	$(51)	$56	N/A
% of total revenue	0.0%	(0.2)%

Interest and Other Income (Expense), Net

The increase in interest and other income (expense), net during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to a reduction in interest expense in connection with the repayment of amounts outstanding under our credit facility.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of
	March 31,
	2014	2013
	(dollars in thousands)
Cash and cash equivalents	$87,288	$31,533
Accounts receivable, net of allowance for doubtful accounts	40,261	30,363
Working capital	97,824	37,334

Our cash and cash equivalents at March 31, 2014 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

To date, we have funded our operations principally through private placements of our capital stock, bank borrowings and our initial public offering (“IPO”), which closed on July 2, 2013.

We are party to a loan and security agreement with Silicon Valley Bank, which we refer to as our credit facility.  Pursuant to the credit facility, we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amount must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate plus 0.5% and is payable monthly.  We are charged a fee of 0.2% of any unused borrowing capacity.  This fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10.0 million.  The credit facility matures in December 2014.  As of March 31, 2014 and December 31, 2013, we had no outstanding borrowings under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  We were in compliance with all covenants as of March 31, 2014 and through the date of this filing.

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

Components of Liquidity and Capital Resources

The following table summarizes our historical cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(4,739)	$(815)
Investing activities	(956)	(137)
Financing activities	303	46

Operating Activities

Net cash used in operating activities is primarily influenced by the revenue our business generates, video advertising inventory costs and amounts of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the number of clients using our solutions.  Net cash used in operating activities has typically been generated from net losses and by net changes in our operating assets and liabilities, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expenses.

For the three months ended March 31, 2014, our net cash used in operating activities was $4.7 million and primarily consisted of a net loss of $7.2 million, offset by $2.5 million in adjustments for non-cash items.  Net loss was primarily driven by expansion of our operations, our investment in technology and development personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $1.6 million and stock-based compensation expense of $0.9 million.  Changes in our working capital remained relatively flat for the three months ended March 31, 2014 consisting of a $1.4 million decrease in accounts payable and accrued expenses, primarily driven by a decrease in inventory costs under our publisher contracts and partially offset by an increase in payroll related expenses resulting from an increase in the number of our employees, and offset by a $1.2 million decrease in accounts receivable, primarily driven by seasonality, and $0.2 million net decrease in prepaid expenses and other current assets and liabilities as a result of additional deposits for future advertising and marketing events, and professional development events.

For the three months ended March 31, 2013, our net cash used in operating activities was $0.8 million and primarily consisted of a net loss of $5.2 million, offset by $2.3 million in adjustments for non-cash items and $2.1 million of cash provided by working capital.  Net loss was primarily driven by expansion of our operations, our investment in technology and development personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $1.5 million, stock-based compensation expense of $0.7 million and $0.1 million net increase in other non-cash items.  The $2.1 million increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $5.6 million decrease in accounts receivable, primarily driven by seasonality, partially offset by a $3.3 million decrease in accounts payable and accrued expenses, primarily driven by a decrease in inventory costs under our publisher contracts and partially offset by an increase in payroll related expenses resulting from an increase in the number of our employees, and a $0.2 million net decrease in prepaid expenses and other current assets and liabilities as a result of additional deposits for new office space, future advertising and marketing events, and professional development events.

Investing Activities

Our investing activities for the three months ended March 31, 2014 and 2013 consisted of purchases of property and equipment.

For the three months ended March 31, 2014 and 2013, our net cash used in investing activities was $1.0 million and $0.1 million, respectively, used to purchase property and equipment.

Financing Activities

Our financing activities for the three months ended March 31, 2014 and 2013 consisted of proceeds from the exercise of stock options.

For the three months ended March 31, 2014 and 2013, our net cash provided by financing activities was $0.3 million and less than $0.1 million received from the exercise of stock option awards.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our unaudited interim consolidated financial statements in accordance with U.S. GAAP.  The preparation of unaudited interim consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ significantly from the estimates made by our management.  To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.  We believe the estimates, assumptions and judgments involved in revenue recognition and deferred revenue, stock-based compensation expense, and accounting for income taxes have the greatest potential impact on our consolidated financial statements, and consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to changes in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into hedging arrangements to manage the risks described below.

Interest Rate Risk

We maintain a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash equivalents.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% decline in interest rates occurring January 1, 2014 and sustained through the period ended March 31, 2014 would not be material.  We do not enter into investments for trading or speculative purposes.

We were exposed to market risks related to fluctuations in interest rates related to our $25.0 million credit facility.  On July 30, 2013, we repaid $6.0 million in principal borrowings and accrued interest expense.  We currently do not have any outstanding borrowings under our credit facility.  Interest on our credit facility is tied to the lender’s prime rate and fluctuates periodically.  As a result, the interest rates on any of our outstanding debt obligations may fluctuate from time to time.  A sensitivity analysis was previously performed on our then-outstanding portion of our debt obligations in 2013.  Based on this analysis, we concluded that should the interest rate on our credit facility increase by 10.0%, the increase in our interest expense would not have been material for the relevant period.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Part II  — OTHER INFORMATION

Item 1. Legal Proceedings.

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, our directors, and certain of our executive officers. The lawsuit alleges certain misrepresentations by us in connection with our IPO concerning our business and prospects.  The lawsuit seeks unspecified damages.  On February 7, 2014, the Court entered an order appointing lead plaintiffs and lead counsel.  On April 22, 2014, lead plaintiffs filed an amended complaint.  We intend to vigorously defend against these claims and to seek dismissal of the amended complaint.  Due to the early stage of these proceedings, we cannot predict the likely outcome of the lawsuit, and an adverse result could have a material effect on our financial statements.

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

Item 1A. Risk Factors.

Except as described below, there have been no material changes to our risk factors as compared to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014.

If the market for our all-screen automated optimization solution develops more slowly than we expect, or fails to develop, then our operating results and growth prospects may be adversely affected.

In April 2014, we announced the launch of an all-screen automated optimization solution for in-stream video advertising.  Using this solution, brand advertisers can select a single campaign goal and VideoHub will optimize delivery of the campaign to find the right viewer wherever they may be watching video, whether on computers, tablets, smartphones or connected TVs.  Because our all-screen solution has only recently been introduced to the market, the future demand and acceptance for this solution is uncertain and will likely depend on its perceived effectiveness by brand advertisers and agencies.   If the market for our all-screen solution develops more slowly than we expect, or fails to develop, our operating results and growth prospects could be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Recent Sales of Unregistered Equity Securities

None.

(b)         Use of Proceeds

None.

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

Date: May 15, 2014

TREMOR VIDEO, INC.

By:	/s/ Todd Sloan
Todd Sloan
Senior Vice President, Chief Financial Officer and Treasurer

Date: May 15, 2014