Form 10-Q
period 2014-06-30
TREMOR VIDEO INC.
filed 2014-08-14
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, there were 50,830,514 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TREMOR VIDEO, INC.

FORM 10-Q

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,767	$92,691
Accounts receivable, net of allowance for doubtful accounts of $902 and $959 as of June 30, 2014 and December 31, 2013, respectively	49,070	41,458
Prepaid expenses	1,778	1,912
Total current assets	134,615	136,061
Long-term assets:
Restricted cash	600	600
Property and equipment, net of accumulated depreciation of $4,007 and $3,618 as of June 30, 2014 and December 31, 2013, respectively	4,349	3,388
Intangible assets, net of accumulated amortization of $17,731 and $15,313 as of June 30, 2014 and December 31, 2013, respectively	17,969	20,387
Goodwill	29,719	29,719
Deferred tax assets	189	189
Other assets	252	216
Total long-term assets	53,078	54,499
Total assets	$187,693	$190,560

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$39,246	$32,312
Deferred rent and security deposits payable, short-term	10	14
Deferred revenue	379	271
Deferred tax liabilities, short-term	189	189
Total current liabilities	39,824	32,786
Deferred rent, long-term	745	742
Total liabilities	40,569	33,528
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; 50,495,364 and 49,998,274 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	270,455	267,767
Accumulated other comprehensive income	200	195
Accumulated deficit	(123,536)	(110,935)
Total stockholders’ equity	147,124	157,032
Total liabilities and stockholders’ equity	$187,693	$190,560

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$43,701	$35,465	$78,570	$60,230
Cost of revenue	28,893	18,971	51,836	32,812
Gross profit	14,808	16,494	26,734	27,418

Operating expenses:
Technology and development	3,982	2,818	8,313	5,515
Sales and marketing	10,906	9,943	20,357	18,786
General and administrative	3,600	2,468	7,313	5,388
Depreciation and amortization	1,643	1,493	3,229	2,995
Total operating expenses	20,131	16,722	39,212	32,684

Loss from operations	(5,323)	(228)	(12,478)	(5,266)

Interest and other (expense) income, net:
Interest expense, net	—	(57)	—	(113)
Other (expense) income, net	(28)	165	(23)	170
Total interest and other (expense) income, net	(28)	108	(23)	57

Loss before income taxes	(5,351)	(120)	(12,501)	(5,209)

Income tax expense	21	153	100	223

Net loss	$(5,372)	$(273)	$(12,601)	$(5,432)

Net loss per share:
Basic and diluted	$(0.11)	$(0.04)	$(0.25)	$(0.70)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	50,403,168	7,760,494	50,350,749	7,744,943

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(5,372)	$(273)	$(12,601)	$(5,432)
Other comprehensive loss:
Foreign currency translation adjustments	52	(56)	5	(150)
Comprehensive loss	$(5,320)	$(329)	$(12,596)	$(5,582)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,601)	$(5,432)
Adjustments required to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	811	557
Amortization of intangible assets	2,418	2,438
Bad debt (recovery) expense	(5)	30
Mark-to-market income	—	(177)
Contingent stock grant to third party vendor	24	—
Stock-based compensation expense	2,106	1,501
Stock-based long-term incentive compensation	114	—
Net changes in operating assets and liabilities:
Increase in accounts receivable	(7,572)	(3,232)
Decrease (increase) in prepaid expenses and other long-term assets	98	(1,402)
Increase in accounts payable and accrued expenses	6,741	6,029
(Decrease) increase in deferred rent and security deposits payable	(1)	80
Increase (decrease) in deferred revenue	108	(21)
Net cash (used in) provided by operating activities	(7,759)	371

Cash flows from investing activities:
Purchase of property and equipment	(1,772)	(1,404)
Changes in restricted cash	—	621
Net cash used in investing activities	(1,772)	(783)

Cash flows from financing activities:
Proceeds from the exercise of stock options	582	173
Net cash provided by financing activities	582	173

Net decrease in cash and cash equivalents	(8,949)	(239)

Effect of exchange rate changes in cash and cash equivalents	25	(150)

Cash and cash equivalents at beginning of period	92,691	32,533
Cash and cash equivalents at end of period	$83,767	$32,144

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$—	$224
Cash paid for interest expense	$—	$113

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

2.       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive loss and cash flows for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year or the results for any future periods due to seasonal and other factors.  Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC.  Accordingly, these unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013 filed with the SEC on March 28, 2014.

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

During the three months ended June 30, 2014 and 2013 and six months ended June 30, 2014 and 2013, there were no advertisers that accounted for more than 10% of revenue.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

2.       Summary of Significant Accounting Policies (Continued)

As of June 30, 2014 and December 31, 2013, there were no advertisers that accounted for more than 10% of outstanding accounts receivable.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that provides a comprehensive model for recognizing revenue with customers.  This update clarifies and replaces all existing revenue recognition guidance within U.S. GAAP.  This update is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted.  The Company is currently evaluating the adoption method to apply and the impact that the update will have on its consolidated financial statements and related disclosures.

FASB Accounting Standards Update No. 2013-11 — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. This new guidance is effective for annual and interim periods beginning after December 15, 2013.  The Company adopted this guidance in the first quarter of 2014.  The adoption of this new accounting guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

(in thousands, except share and per share data)

(unaudited)

3.       Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period.  This determination requires significant judgments to be made.  The following table summarizes the conclusions reached as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	(unaudited)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$77,054	$—	$—	$77,054	$89,042	$—	$—	$89,042
	$77,054	$—	$—	$77,054	$89,042	$—	$—	$89,042

(1)         Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $6,713 and $3,649 of operating cash balances as of June 30, 2014 and December 31, 2013, respectively.

4.       Property and Equipment, Net

	June 30,	December 31,
	2014	2013
	(unaudited)

Cost:
Computer hardware	$4,784	$3,908
Leasehold improvements	1,490	1,422
Furniture and fixtures	1,120	1,090
Computer software	792	482
Office equipment	170	104
	8,356	7,006
Accumulated depreciation	(4,007)	(3,618)
Total property and equipment, net of accumulated depreciation	$4,349	$3,388

The depreciation expense related to property and equipment was $434 and $275 for the three months ended June 30, 2014 and 2013, respectively, and $811 and $557 for the six months ended June 30, 2014 and 2013, respectively.

The Company recorded a reduction of $422 to the cost and accumulated depreciation of fully depreciated equipment and leasehold improvements no longer in use for the six months ended June 30, 2014.  There were no reduction recorded for the six months ended June 30, 2013.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

5.       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	June 30,	December 31,
	2014	2013
	(unaudited)

Trade accounts payable	$30,885	$24,121
Accrued compensation, benefits and payroll taxes(1)	5,470	5,612
Accrued cost of sales	1,421	1,267
Other payables and accrued expenses	1,470	1,312
Total accounts payable and accrued expenses	$39,246	$32,312

(1)         At June 30, 2014 and December 31, 2013, accrued compensation, benefits and payroll taxes includes $1,728 and $1,614 of stock-based long-term incentive compensation expense, respectively, related to the Company’s long-term sales incentive compensation plan.  Payments earned under the long-term sales incentive compensation plan for the 2013 plan year of $1,522, net of $92 forfeitures were made in stock-based awards in August 2014.  The Company issued an aggregate total of 293,650 shares to employees under its 2013 Plan on account of such payments, net of 173,169 shares withheld to satisfy income tax withholding obligations.  Payments earned under the plan for the 2014 plan year will be made in stock-based awards to participants that remain employed with the Company through June 30, 2015, which will be paid in August 2015.

6.       Changes in Accumulated Other Comprehensive Income

The following tables provide the components of accumulated other comprehensive income:

Foreign
Currency
Translation
Adjustment
Beginning Balance at April 1, 2014	$148
Other comprehensive loss before reclassifications	52
Amounts reclassified from accumulated other comprehensive income	—
Ending Balance at June 30, 2014	$200

Foreign
Currency
Translation
Adjustment
Beginning Balance at April 1, 2013	$251
Other comprehensive loss before reclassifications	(56)
Amounts reclassified from accumulated other comprehensive income	—
Ending Balance at June 30, 2013	$195

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

6.       Changes in Accumulated Other Comprehensive Income (Continued)

Foreign
Currency
Translation
Adjustment
Beginning Balance at January 1, 2014	$195
Other comprehensive loss before reclassifications	5
Amounts reclassified from accumulated other comprehensive income	—
Ending Balance at June 30, 2014	$200

Foreign
Currency
Translation
Adjustment
Beginning Balance at January 1, 2013	$345
Other comprehensive loss before reclassifications	(150)
Amounts reclassified from accumulated other comprehensive income	—
Ending Balance at June 30, 2013	$195

7.       Stock-Based Compensation

The Company included stock-based compensation expense related to all of its stock-based awards in various operating expense categories for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Technology and development	$220	$134	$414	$249
Sales and marketing	362	287	721	566
General and administrative	557	341	971	686
Total stock-based compensation expense	$1,139	$762	$2,106	$1,501

Stock-Based Incentive Plans

On June 26, 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”).  The Company has stock option awards outstanding under five stock-based incentive plans as of June 30, 2014 and December 31, 2013, including, in each case, two plans that were assumed as part of the acquisition of ScanScout, Inc.  The Company has restricted stock unit awards outstanding under its 2013 Plan.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

7.       Stock-Based Compensation (Continued)

Stock Option Awards Outstanding

The following table presents a summary of the Company’s stock option award activity under all plans and related information for the six months ended June 30, 2014:

		Weighted
	Number of	Average
	Shares	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2013	7,302,761	$3.96
Stock option awards granted	612,518	$4.36
Stock option awards forfeited	(372,778)	$5.43
Stock option awards exercised	(497,090)	$1.16
Stock option awards outstanding as of June 30, 2014	7,045,411	$4.12

Stock option awards vested and exercisable as of June 30, 2014	4,536,091	$3.38

Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.  The weighted-average grant date fair value of stock option awards granted during the six months ended June 30, 2014 was $2.07 per share.  The total intrinsic value of stock option awards exercised during the six months ended June 30, 2014 and 2013 was $1,868 and $354, respectively.  Cash proceeds received from stock option awards exercised for the six months ended June 30, 2014 and 2013 was $582 and $173, respectively.

There was $6,288 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of June 30, 2014.  This cost is expected to be recognized over a weighted-average period of 2.78 years.

Non-vested Restricted Stock Units (RSU)

The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the six months ended June 30, 2014:

			Weighted-Average
	Restricted		Grant Date
	Stock Unit		Fair Value
	Awards		Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2013	70,119		$9.63
Restricted stock unit awards granted	843,034		$4.37
Restricted stock unit awards forfeited	(101,715)		$5.72
Restricted stock unit awards vested	(40,000	)(1)	$10.00
Non-vested restricted stock unit awards outstanding as of June 30, 2014	771,438		$4.38

(1)         The Company issued 40,000 shares of common stock underlying these vested restricted stock units in August 2014.

As of June 30, 2014, there was $3,134 of total unrecognized compensation cost related to non-vested restricted stock unit awards.  This cost is expected to be recognized over a weighted-average period of 3.18 years.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

7.       Stock-Based Compensation (Continued)

Employee Stock Purchase Plan

On April 22, 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”), which was approved by the Company’s stockholders at the 2014 annual meeting of stockholders on June 16, 2014.  The 2014 ESPP allows eligible participants to purchase shares of the Company’s common stock generally at six-month intervals, or offering periods, at a price equal to 85% of the lower of (i) the fair market value at the beginning of the offering period or (ii) the fair market value at the end of the offering period, or the purchase date.

Employees purchase shares through payroll deductions, which may not exceed 15% of their total base salary.  The 2014 ESPP imposes certain limitations upon an employee’s right to purchase shares, including the following: (1) no employee may purchase more than 5,000 shares of common stock on any one purchase date and (2) no employee may purchase shares with a fair market value in excess of $25 in any calendar year.

No more than 2,000,000 shares of the Company’s common stock are reserved for future issuance under the 2014 ESPP.  The Company expects to begin its first offering period during the third quarter of 2014.

8.       Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period.

Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for warrants to purchase preferred stock, warrants to purchase common stock, preferred stock, stock option awards and restricted stock unit awards.  Due to the Company’s net loss, (i) warrants to purchase preferred stock, (ii) warrants to purchase common stock, (iii) preferred stock, (iv) stock option awards and (v) restricted stock unit awards were not included in the computation of diluted net loss per share, as the effects would be anti-dilutive.  Accordingly, basic and diluted net loss per share is equal for the following periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(5,372)	$(273)	$(12,601)	$(5,432)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share(1)	50,403,168	7,760,494	50,350,749	7,744,943

Basic and diluted net loss per share	$(0.11)	$(0.04)	(0.25)	$(0.70)

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

8.       Net Loss Per Share (Continued)

The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss per share because the effect is anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Warrants to purchase preferred stock(1)	—	140,933	—	140,933
Warrants to purchase common stock(1)	39,824	—	39,824	—
Preferred stock(1)	—	32,563,192	—	32,563,192
Stock option awards	7,045,411	7,111,705	7,045,411	7,111,705
Restricted stock unit awards	771,438	50,000	771,438	50,000
Total anti-dilutive securities	7,856,673	39,865,830	7,856,673	39,865,830

(1)         On July 2, 2013, upon closing of the IPO, all of the Company’s outstanding preferred stock automatically converted into shares of common stock.  In addition, the outstanding warrants to purchase preferred stock automatically converted into warrants to purchase common stock.

9.       Employee Benefit Plan

The Company maintains a defined contribution retirement plan available to all eligible U.S. employees pursuant to Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”).  Pursuant to the Company’s 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, subject to annual IRS contribution limits. The Company began a discretionary contribution matching of employee’s contributions in February 2014. The Company will match 50% of each participating employee’s contributions up to a maximum contribution of 6% of each employee’s eligible earnings with an annual maximum contribution match of $9 per employee per year for participants under 50 years of age and up to an annual maximum contribution match of $12 per employee per year for participants over 50 years of age.

Employees vest in such employer matching contributions over a three-year graded vesting period.  Total employer matching contributions to the Company’s 401(k) Plan for the three and six months ended June 30, 2014 were $78 and $207, respectively.

10. Segment and Geographic Information

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

Substantially all assets were held in the United States as of June 30, 2014 and December 31, 2013 and substantially all revenue was generated through sales personnel in the United States for the three and six months ended June 30, 2014 and 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2013 included in the Annual Report on Form 10-K filed with the SEC on March 28, 2014.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations.  Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on March 28, 2014.  You should not rely upon forward-looking statements as predictions of future events.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  We will disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.tremorvideo.com), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls and webcasts.

Overview

Tremor Video, Inc., we or us, is an advertising technology company elevating brand performance across all screens for the world’s leading brands and publishers. We offer brand advertisers and publishers a complete programmatic solution to reach and engage consumers while providing new insights into what drives the success of brand advertising performance across multiple devices, including computers, smartphones, tablets and connected TVs. Our proprietary technology, VideoHub, analyzes in-stream video content, detects viewer and system attributes, and leverages our large repository of stored data to optimize video ad campaigns across screens to achieve brand performance goals, while providing access to advanced analytics and measurement tools in real-time.  Our clients include some of the largest brand advertisers in the world including all of the top 10 automakers and top 10 consumer packaged goods companies. Our relationships with leading brand advertisers and their agencies have helped us create a robust online video ecosystem of premium websites and mobile applications, many of which partner with us on an exclusive basis.

Our VideoHub technology is the backbone of the Tremor Video Network through which we offer advertisers access to engaged consumers at scale in brand safe environments across multiple devices.  We derive substantially all of our revenue by delivering in-stream video advertising on behalf of a diversified base of brand advertisers in the United States through the Tremor Video Network.

To further align the Tremor Video Network with the needs of brand advertisers, we offer a number of performance-based pricing models for in-stream video advertisements.  These models include cost per engagement, or CPE, pricing where we are compensated only when viewers actively engage with advertisers’ campaigns, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds, and cost per video completion, or CPVC, pricing where we are compensated only when a viewer completes the video ad.  In late 2013, we introduced additional performance-based pricing models where we are compensated only when a campaign results in a positive shift in the consumer’s favorability or intent towards a brand (which we refer to as cost per brand-shift, or CPS) or when a consumer’s intent is shifted away from a competing brand (which we refer to as cost per conquest, or CPQ).  Building on our CPVC offering, we also announced a new pricing model where we are only compensated when a video ad is both completed and viewable by the viewer for the duration of the ad (which we refer to as CPV&C).  We believe our performance-based pricing models have higher gross margins than traditional CPM pricing models, which are based solely on the number of ad impressions delivered, because we are often able to serve our advertisers’ performance goals with a lower number of purchased impressions.  As a percentage of total revenue, revenue attributable to performance-based pricing was 26.9% and 33.7% for the three months ended June 30, 2014 and 2013, respectively, and 25.0% and 34.7% for the six months ended June 30, 2014 and 2013, respectively.  We continue to focus on increasing the sales of video ad campaigns with performance-based pricing to drive revenue growth and increase margins.

In addition to our performance-based pricing models, we also offer advertisers the ability to purchase campaigns on a CPM-basis with a guaranteed demographic reach, or demo guarantees, where an advertiser pays based on the number of impressions that are delivered to a target demographic.  For the three and six months ended June 30, 2014, campaigns sold with demo guarantees had lower gross margins than CPM-priced campaigns that were sold without demo guarantees.

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

We also license our VideoHub analytics to advertisers, agencies and publishers through an intuitive, customizable user interface.  This licensed analytics affords advertisers transparency and analytical tools to measure the effectiveness of video ad campaigns across all of their video ad buys, whether or not those campaigns are run through the Tremor Video Network.  Publishers use the solution to gain insights into what is driving the performance of ad campaigns running on their sites and the relative value of their inventory.  We generated $0.4 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, and $0.8 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively, of revenue from licensed analytics-solutions.

To complement our current offerings, we are continuing to develop and invest in a complete programmatic solution for brand advertisers and premium publishers.  In the second quarter of 2014, we introduced to market a demand side platform, or DSP, for brand performance.  Through our DSP, advertisers and agencies can leverage VideoHub technology to programmatically bid on and buy video ad inventory for brand-centric metrics both on the Tremor Video Network and through third party supply sources.  We are also developing a supply side platform, or SSP, for premium publishers, which will help publishers maximize the value of their video inventory by enabling their direct programmatic sales efforts and automating workflow.  We are continuing to integrate our technology with third party exchanges and DSPs, enabling them and their advertiser and agency clients to programmatically bid on and buy video ad inventory on the Tremor Video Network and publisher sites that integrate with our SSP.

For the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, our revenue increased to $43.7 million from $35.5 million, or 23.2%. Over the same period, our gross margin declined to 33.9% from 46.5% due in part to a decrease in the percentage of revenue derived from our performance based pricing models and an increase in the percentage of revenue derived from CPM-priced campaigns sold with demo guarantees, our increased investment in premium video inventory, and a decline in the effective CPM for campaigns running on the Tremor Video Network.  Our net loss increased to $5.4 million from $0.3 million. Our adjusted EBITDA (refer to “Key Metrics”)  decreased to a loss of $2.3 million from a gain of $2.0 million, reflecting the decrease in gross margin described above as well as continued investment in our technology and development efforts, in particular as relates to our programmatic solutions.

For the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, our revenue increased to $78.6 million from $60.2 million, or 30.4%. Over the same period, our gross margin declined to 34.0% from 45.5% due in part to a decrease in the percentage of revenue derived from our performance based pricing models and an increase in the percentage of revenue derived from CPM-priced campaigns sold with demo guarantees, our increased investment in premium video inventory, and a decline in the effective CPM for campaigns running on the Tremor Video Network.  Our net loss increased to $12.6 million from $5.4 million. Our adjusted EBITDA increased to a loss of $6.9 million from a loss of $0.8 million, reflecting the decrease in gross margin described above as well as continued investment in our technology and development efforts, in particular as relates to our programmatic solutions.

Key Metrics

We monitor the key metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Revenue	$43,701	$35,465	$78,570	$60,230
Gross margin	33.9%	46.5%	34.0%	45.5%
Net loss	$(5,372)	$(273)	$(12,601)	$(5,432)
Adjusted EBITDA	$(2,309)	$2,027	$(6,882)	$(770)

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

Adjusted EBITDA represents our net loss before interest expense, net and other expense (income), net, income tax expense, depreciation and amortization expense, and adjusted to eliminate the impact of stock-based compensation expense, stock-based long-term incentive compensation, both of which are non-cash items, and litigation costs associated with pending class action securities litigation.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of the exclusion of the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation and litigation costs associated with pending class action securities litigation, excludes items that we do not consider to be indicative of our core operating performance.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net loss	$(5,372)	$(273)	$(12,601)	$(5,432)
Adjustments:
Interest and other expense (income), net	28	(108)	23	(57)
Income tax expense	21	153	100	223
Depreciation and amortization expense	1,643	1,493	3,229	2,995
Stock-based compensation expense	1,139	762	2,106	1,501
Stock-based long-term incentive compensation	154 (1)	—	114 (1)	—
Litigation costs	78	—	147	—
Total net adjustments	3,063	2,300	5,719	4,662
Adjusted EBITDA	$(2,309)	$2,027	$(6,882)	$(770)

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

We generally price delivery of our video ads through the Tremor Video Network on a CPM, CPE, CPVC, CPS, CPQ, or CPV&C basis.  We recognize revenue for video ad delivery through the Tremor Video Network upon: (i) delivery of impressions served for CPM-priced ad campaigns without demo guarantees; (ii) delivery of each impression served to a target demographic for CPM-priced ad campaigns with demo guarantees; (iii) engagement by the consumer with a video ad for CPE-priced ad campaigns; (iv) completion of a video ad by the consumer for CPVC-priced ad campaigns; (v) positive shift in a consumer’s favorability towards a brand for CPS-priced ad campaigns; (vi) shift of a consumer’s intent away from a competing brand for CPQ-priced ad campaigns; and (vii) completion of a video ad by a consumer, which video ad is viewable for its duration, for CPV&C-priced ad campaigns.  The prices we charge our clients also vary depending upon the ad format chosen and the device type through which the campaign runs, but are generally consistent across computers, smartphones and tablets.  For managed campaigns, we offer our Tremor Video Network solution to advertisers by entering into insertion orders with ad agencies on behalf of advertisers.  These insertion orders are generally cancellable upon short notice and without penalty consistent with standard terms and conditions for the purchase of internet advertising for media buys one year or less published by the Interactive Advertising Bureau.  For programmatic campaigns purchased on the Tremor Video Network by advertisers and agencies through third party DSPs or exchanges, we typically enter into agreements with such DSPs or exchanges.

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

Cost of Revenue

Our cost of revenue primarily represents the video advertising inventory costs under our publisher contracts, research costs, third party hosting fees, licensing costs of third party data providers, and third party serving fees incurred to deliver the video ads run through the Tremor Video Network.  Substantially all of our cost of revenue is attributable to video advertising inventory costs under our publisher contracts.  We recognize cost of revenue on a publisher-by-publisher basis at the same time as we recognize the associated advertising revenue.  Substantially all of our exclusive publisher contracts contain minimum percentage fill rates on qualified video ad requests, which effectively means that we must purchase this inventory from our exclusive publishers even if we lack a video advertising campaign to deliver.  We recognize the difference between our contractually required fill rate and the number of video ads actually delivered by us on the publisher’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Costs owed to publishers but not yet paid are recorded in our consolidated balance sheets as accounts payable and accrued expenses.

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

Sales and Marketing Expense.  Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing and creative employees and our advertiser focused, publisher focused and licensing solution focused sales and sales support employees.  Additional expenses in this category include marketing programs, consulting, travel and other related overhead.  We expect our sales and marketing expense to increase in the foreseeable future as we continue to grow the Tremor Video Network, further increase the number of our programmatic solution focused sales and marketing professionals and expand our marketing activities.

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

Depreciation and Amortization Expense. Depreciation and amortization expense primarily consists of our depreciation expense related to property, equipment and software as well as the amortization of certain intangible assets.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net primarily consists of interest income, interest expense, foreign exchange transaction gains and losses, and mark-to-market expense.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense consists primarily of the interest incurred on our then-outstanding borrowings under our credit facility.  As of June 30, 2014 and December 31, 2013, we did not have any outstanding borrowings under our credit facility.  Mark-to-market expense consists primarily of expense related to our preferred stock warrant liability in 2013.  As of June 30, 2014 and December 31, 2013, we no longer have any preferred stock warrant liability outstanding.

Income Tax Expense

Income tax expense primarily consists of minimum U.S. state and local taxes, income taxes in foreign jurisidications in which we conduct business and deferred income taxes.

Results Of Operations

Three and Six Months Ended June 30, 2014 and 2013

The following table is a summary of our consolidated statement of operations data for each of the periods indicated.  The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
		Percentage		Percentage		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$43,701	100.0%	$35,465	100.0%	$78,570	100.0%	$60,230	100.0%
Cost of revenue	28,893	66.1	18,971	53.5	51,836	66.0	32,812	54.5
Gross profit	14,808	33.9	16,494	46.5	26,734	34.0	27,418	45.5

Operating expenses:
Technology and development	3,982	9.1	2,818	8.0	8,313	10.6	5,515	9.1
Sales and marketing	10,906	25.0	9,943	28.0	20,357	25.9	18,786	31.2
General and administrative	3,600	8.2	2,468	7.0	7,313	9.3	5,388	8.9
Depreciation and amortization	1,643	3.8	1,493	4.2	3,229	4.1	2,995	5.0
Total operating expenses	20,131	46.1	16,722	47.2	39,212	49.9	32,684	54.2

Loss from operations	(5,323)	(12.2)	(228)	(0.7)	(12,478)	(15.9)	(5,266)	(8.7)
Interest and other (expense) income, net	(28)	(0.1)	108	0.3	(23)	0.0	57	0.1
Loss before income taxes	(5,351)	(12.3)	(120)	(0.4)	(12,501)	(15.9)	(5,209)	(8.6)
Income tax expense	21	0.0	153	0.4	100	0.1	223	0.4
Net loss	$(5,372)	(12.3)%	$(273)	(0.8)%	$(12,601)	(16.0)%	$(5,432)	(9.0)%

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Revenue	$43,701	$35,465	$8,236	23.2%	$78,570	$60,230	$18,340	30.4%

Revenue

The increase in revenue during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily attributable to a $8.7 million increase in our video advertising revenue, representing 25.2% growth period-over-period. The increase in revenue was partially offset by a $0.5 million reduction in revenue from our licensing solutions related to the discontinuation of certain licensing products that we acquired in January 2012.

The increase in revenue during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily attributable to a $19.0 million increase in our video advertising revenue, representing 32.4% growth period-over-period. The increase in revenue was partially offset by a $0.7 million reduction in revenue from our licensing solutions related to the discontinuation of certain licensing products that we acquired in January 2012.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$28,893	$18,971	$9,922	52.3%	$51,836	$32,812	$19,024	58.0%
Gross profit	14,808	16,494	(1,686)	(10.2)%	26,734	27,418	(684)	(2.5)%
Gross margin	33.9%	46.5%			34.0%	45.5%

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was driven primarily by $9.4 million of increased video advertising inventory costs, resulting from our revenue increase, and $0.5 million of increased data, ad serving, hosting and research costs.  The decrease in our gross profit during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was driven by a $8.2 million increase in revenue offset by a $9.9 million increase in our cost of revenue.

The increase in cost of revenue during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was driven primarily by $18.0 million of increased video advertising inventory costs, resulting from our revenue increase, and $1.0 million of increased data, ad serving, hosting and research costs.  The decrease in our gross profit during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was driven by a $18.3 million increase in revenue offset by a $19.0 million increase in our cost of revenue.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Technology and development	$3,982	$2,818	$1,164	41.3%	$8,313	$5,515	$2,798	50.7%
% of total revenue	9.1%	8.0%			10.6%	9.1%

Technology and Development

The increase in technology and development expense during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily attributable to a $1.2 million increase in salaries, incentive compensation, stock-based compensation costs, overhead costs, and other personnel-related costs associated with an increase in headcount.

The increase in technology and development expense during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily attributable to a $2.6 million increase in salaries, incentive compensation, stock-based compensation, overhead costs, and other personnel-related costs associated with an increase in headcount and a $0.2 million increase in professional fees and travel and entertainment costs.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$10,906	$9,943	$963	9.7%	$20,357	$18,786	$1,571	8.4%
% of total revenue	25.0%	28.0%			25.9%	31.2%

Sales and Marketing

The increase in sales and marketing expense during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily attributable to a $1.1 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs and a $0.3 million increase in software costs, consulting fees, professional fees, and travel and entertainment costs as we increased the number of sales and marketing personnel to support our expanding advertiser base. These increases were partially offset by $0.4 million in marketing costs.

The increase in sales and marketing expense during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily attributable to a $1.7 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs and a $0.3 million increase in software costs and travel and entertainment costs as we increased the number of sales and marketing personnel to support our expanding advertiser base.  These increases were partially offset by $0.4 million in marketing costs.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
General and administrative	$3,600	$2,468	$1,132	45.9%	$7,313	$5,388	$1,925	35.7%
% of total revenue	8.2%	7.0%			9.3%	8.9%

General and Administrative

The increase in general and administrative expense during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily attributable to a $0.8 million increase in public company related costs, recruiting fees, and professional fees and a $0.3 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs.

The increase in general and administrative expense during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily attributable to a $1.6 million increase in public company related costs, recruiting fees, consulting fees, and professional fees and a $0.6 million increase in salaries, incentive compensation, stock-based compensation costs and other personnel-related costs.  These increases were partially offset by a $0.3 million other taxes.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization	$1,643	$1,493	$150	10.0%	$3,229	$2,995	$234	7.8%
% of total revenue	3.8%	4.2%			4.1%	5.0%

Depreciation and Amortization

The increase in depreciation and amortization expense during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, and the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily attributable to the increase in depreciation related to additional leasehold improvements to our office spaces, purchases of computer hardware as a result of an increase in headcount and purchases of computer hardware and software related to our third party data center hosting facilities.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Interest and other (expense) income, net	$(28)	$108	$(136)	N/A	$(23)	$57	$(80)	N/A
% of total revenue	(0.1)%	0.3%			(0.0)%	0.1%

Interest and Other (Expense) Income, Net

The decrease in interest and other (expense) income, net during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, and during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily attributable to a $0.1 million decrease in interest expense in connection with the repayment of amounts outstanding under our credit facility, partially offset by net foreign exchange gains and losses.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Income tax expense	$21	$153	$(132)	(86.3)%	$100	$223	$(123)	(55.2)%
% of total revenue	0.0%	0.4%			0.1%	0.4%

Income Tax Expense

The decrease in income tax expense during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, and during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily attributable to a decrease in our estimated annual effective tax rate.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of
	June 30,
	2014	2013
	(dollars in thousands)
Cash and cash equivalents	$83,767	$32,144
Accounts receivable, net of allowance for doubtful accounts	49,070	39,213
Working capital	94,791	38,013

Our cash and cash equivalents at June 30, 2014 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

To date, we have funded our operations principally through private placements of our capital stock, bank borrowings and our initial public offering (“IPO”), which closed on July 2, 2013.

We are party to a loan and security agreement with Silicon Valley Bank, which we refer to as our credit facility.  Pursuant to the credit facility, we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amount must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate plus 0.5% and is payable monthly.  We are charged a fee of 0.2% of any unused borrowing capacity.  This fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10.0 million.  The credit facility matures in December 2014.  As of June 30, 2014 and December 31, 2013, we had no outstanding borrowings under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  We were in compliance with all covenants as of June 30, 2014 and through the date of this filing.

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

Components of Liquidity and Capital Resources

The following table summarizes our historical cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2014	2013
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(7,759)	$371
Investing activities	(1,772)	(783)
Financing activities	582	173

Operating Activities

Net cash used in operating activities is primarily influenced by the revenue our business generates, video advertising inventory costs and amounts of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the number of clients using our solutions. Net cash used in operating activities has been used to fund operations through changes in our operating assets and liabilities, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expenses.

For the six months ended June 30, 2014, our net cash used in operating activities was $7.8 million and consisted of a net loss of $12.6 million and $0.7 million of cash used in working capital offset by $5.5 million in adjustments for non-cash items.  Net loss was primarily driven by expansion of our operations, our investment in technology and development personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $3.2 million, non-cash stock-based compensation expense of $2.1 million and $0.2 million in non-cash stock-based long-term incentive compensation and other other-cash adjustments.  The decrease in cash resulting from changes in working capital primarily consisted of a decrease in operating cash flow due to a $7.6 million increase in accounts receivable, primarily driven by an increase in revenue.  This decrease was partially offset by a $6.7 million increase in accounts payable and accrued expenses, primarily driven by an increase in inventory costs under our publisher contracts and an increase in payroll related expenses resulting from an increase in the number of our employees, and a $0.2 million net increase in prepaid expenses, other long-term assets and deferred revenue as a result of additional deposits for future advertising and marketing events, professional development events, and the timing of revenue recognition and receipt of cash from clients.

For the six months ended June 30, 2013, our net cash provided by operating activities was $0.4 million and consisted of a net loss of $5.4 million, more than offset by $4.3 million in adjustments for non-cash items and $1.5 million of cash provided by working capital.  Net loss was primarily driven by expansion of our operations and by our investment in technology and development personnel to facilitate our growth and non cash charges.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $3.0 million and non-cash stock-based compensation expense of $1.5 million, partially offset by a decrease in mark-to-market income of $0.2 million.  The increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $6.0 million increase in accounts payable, primarily driven by an increase in inventory costs under our publisher contracts and an increase in payroll related expenses resulting from an increase in the number of our employees and a $0.1 million increase in deferred rent and security deposits payable.  This increase was partially offset by a $3.2 million increase in accounts receivable primarily driven by seasonality and a $1.4 million increase in prepaid expenses and other current assets and other long-term assets, primarily the result of additional deposit requirements for new office space and future advertising and marketing events and professional development events as well as costs associated with our IPO.

Investing Activities

Our investing activities for the six months ended June 30, 2014 and 2013 consisted primarily of purchases of property and equipment.

For the six months ended June 30, 2014, our net cash used in investing activities was $1.8 million used to purchase property and equipment.

For the six months ended June 30, 2013, our net cash used in investing activities was $0.8 million and consisted of $1.4 million used in the purchase of property and equipment, partially offset by a $0.6 million decrease in restricted cash.

Financing Activities

Our financing activities for the six months ended June 30, 2014 and 2013 consisted of proceeds from the exercise of stock option awards.

For the six months ended June 30, 2014, our net cash provided by financing activities was $0.6 million received from the exercise of stock option awards.

For the six months ended June 30, 2013, our net cash provided by financing activities was $0.2 million received from the exercise of stock option awards.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission on March 28, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to changes in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into hedging arrangements to manage the risks described below.

Interest Rate Risk

We maintain a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash equivalents.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. A 10% decline in interest rates occurring January 1, 2014 and sustained through the period ended June 30, 2014 would not be material.  We do not enter into investments for trading or speculative purposes.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, our directors, and certain of our executive officers. The lawsuit alleges certain misrepresentations by us in connection with our IPO concerning our business and prospects.  The lawsuit seeks unspecified damages.  On February 7, 2014, the Court entered an order appointing lead plaintiffs and lead counsel.  On April 22, 2014, lead plaintiffs filed an amended complaint.  On July 14, 2014, we filed a motion to dismiss the amended complaint.  We intend to vigorously defend against these claims.  Due to the early stage of these proceedings, we cannot predict the likely outcome of the lawsuit, and an adverse result could have a material effect on our financial statements.

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

If the market for our programmatic solutions develop more slowly than we expect, or fail to develop, then our operating results and growth prospects may be adversely affected.

To complement our current offerings, we are continuing to develop and invest in a complete programmatic solution for brand advertisers and premium publishers.  In the second quarter of 2014, we introduced a demand side platform, or DSP, for brand performance.  Through our DSP, advertisers and agencies can leverage VideoHub technology to programmatically bid on and buy video ad inventory for brand-centric metrics both on the Tremor Video Network and through third party supply sources.  We are also developing a supply side platform, or SSP, for premium publishers, which will help publishers maximize the value of their video inventory by enabling their direct programmatic sales efforts and automating workflow.

These solutions are still developing, and the future demand and acceptance for these solutions is uncertain and will likely depend on their perceived effectiveness by brand advertisers, agencies and publishers.  In addition, the success of our programmatic solutions are dependent, in part, on our ability to integrate our technology with third party SSPs, DSPs and exchanges that either provide inventory or serve as demand sources through which advertiser and agencies transact.   These integration efforts are often costly and time consuming, and can present technological challenges.  If we fail to integrate our technology with these third parties or if there is a delay in our integration efforts it could negatively impact the effectiveness of and market for our solutions.    If the market for our programmatic solutions develops more slowly than we expect, or fails to develop, our operating results and growth prospects could be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Recent Sales of Unregistered Equity Securities

None.

(b)         Use of Proceeds

None.

(c)          Issuer Purchases of Equity Securities

None.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)   List of Exhibits

Exhibit Number	Exhibit Description
10.1†	Tremor Video, Inc. 2014 Employee Stock Purchase Plan.

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification Pursuant of Principal Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification Pursuant of Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

†                                 Filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-197585), filed with the U.S. Securities and Exchange Commission on July 23, 2014, and incorporated by reference herein.

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

Date: August 14, 2014

TREMOR VIDEO, INC.

By:	/s/ Todd Sloan
Todd Sloan
Senior Vice President, Chief Financial Officer and Treasurer

Date: August 14, 2014