Form 10-Q
period 2014-09-30
TREMOR VIDEO INC.
filed 2014-11-14
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 001-375796

TREMOR VIDEO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5480343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 West 23rd Street, New York, NY (Address of principal executive offices)	10010 (Zip Code)

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

As of November 11, 2014, there were 51,080,730 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TREMOR VIDEO, INC.

FORM 10-Q

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,909	$92,691
Accounts receivable, net of allowance for doubtful accounts of $871 and $959 as of September 30, 2014 and December 31, 2013, respectively	46,519	41,458
Prepaid expenses and other current assets	1,614	1,912
Total current assets	126,042	136,061
Long-term assets:
Restricted cash	600	600
Property and equipment, net of accumulated depreciation of $4,467 and $3,618 as of September 30, 2014 and December 31, 2013, respectively	4,730	3,388
Intangible assets, net of accumulated amortization of $18,940 and $15,313 as of September 30, 2014 and December 31, 2013, respectively	16,760	20,387
Goodwill	29,719	29,719
Deferred tax assets	189	189
Other assets	249	216
Total long-term assets	52,247	54,499
Total assets	$178,289	$190,560

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$33,157	$32,312
Deferred rent and security deposits payable, short-term	—	14
Deferred revenue	314	271
Deferred tax liabilities, short-term	189	189
Total current liabilities	33,660	32,786
Deferred rent, long-term	763	742
Total liabilities	34,423	33,528
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of September 30, 2014 and December 31, 2013, respectively; 51,077,731 and 49,998,274 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	272,734	267,767
Accumulated other comprehensive income	137	195
Accumulated deficit	(129,010)	(110,935)
Total stockholders’ equity	143,866	157,032
Total liabilities and stockholders’ equity	$178,289	$190,560

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$39,039	$35,267	$117,609	$95,497
Cost of revenue	24,046	21,057	75,882	53,869
Gross profit	14,993	14,210	41,727	41,628

Operating expenses:
Technology and development	4,270	2,833	12,583	8,348
Sales and marketing	10,761	9,477	31,118	28,263
General and administrative	3,724	2,681	11,037	8,069
Depreciation and amortization	1,673	1,581	4,902	4,576
Total operating expenses	20,428	16,572	59,640	49,256

Loss from operations	(5,435)	(2,362)	(17,913)	(7,628)

Interest and other income (expense), net:
Interest expense, net	(3)	(14)	(3)	(127)
Other income (expense), net	8	153	(15)	323
Total interest and other income (expense), net	5	139	(18)	196

Loss before income taxes	(5,430)	(2,223)	(17,931)	(7,432)

Income tax expense	44	20	144	243

Net loss	(5,474)	(2,243)	(18,075)	(7,675)

Series F preferred stock deemed dividend	—	15,849	—	15,849

Net loss attributable to common stockholders	$(5,474)	$(18,092)	$(18,075)	$(23,524)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.11)	$(0.37)	$(0.36)	$(1.08)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	50,751,303	49,115,766	50,485,734	21,686,759

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(5,474)	$(2,243)	$(18,075)	$(7,675)
Series F preferred stock deemed dividend	—	15,849	—	15,849
Net loss attributable to common stockholders	(5,474)	(18,092)	(18,075)	(23,524)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(63)	50	(58)	(100)
Comprehensive loss attributable to common stockholders	$(5,537)	$(18,042)	$(18,133)	$(23,624)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Share	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2013	49,998,274	$5	$267,767	$195	$(110,935)	$157,032
Exercise of stock options	745,807	—	727	—	—	727
Stock-based compensation expense	—	—	3,288	—	—	3,288
Common stock issued for settlement of restricted stock units (RSUs), net of 173,169 shares withheld to satisfy income tax withholding obligations	333,650	—	952	—	—	952
Net loss	—	—	—	—	(18,075)	(18,075)
Foreign current translation adjustment	—	—	—	(58)	—	(58)
Balance as of September 30, 2014	51,077,731	$5	$272,734	$137	$(129,010)	$(143,866)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(18,075)	$(7,675)
Adjustments required to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,275	919
Amortization of intangible assets	3,627	3,657
Bad debt recovery	(36)	(26)
Mark-to-market income	—	(313)
Contingent stock grant to third party vendor	24	—
Stock-based compensation expense	3,294	2,419
Stock-based long-term incentive compensation	274	—
Net changes in operating assets and liabilities:
Increase in accounts receivable	(5,061)	(3,376)
Decrease (increase) in prepaid expenses and other long-term assets	292	(835)
Increase in accounts payable and accrued expenses	2,039	8,998
Increase in deferred rent and security deposits payable	7	119
Increase (decrease) in deferred revenue	43	(16)
Net cash (used in) provided by operating activities	(12,297)	3,871

Cash flows from investing activities:
Purchase of property and equipment	(2,617)	(1,757)
Changes in restricted cash	—	621
Net cash used in investing activities	(2,617)	(1,136)

Cash flows from financing activities:
Net proceeds from common stock issuance	—	66,598
Repayment of amount outstanding under credit facility	—	(6,000)
Proceeds from the exercise of stock options	727	492
Tax withholdings related to net share settlements of restricted stock units (RSUs)	(565)	—
Net cash provided by financing activities	162	61,090

Net (decrease) increase in cash and cash equivalents	(14,752)	63,825

Effect of exchange rate changes in cash and cash equivalents	(30)	(100)

Cash and cash equivalents at beginning of period	92,691	32,533
Cash and cash equivalents at end of period	$77,909	$96,258

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$—	$147
Cash paid for interest expense	$3	$127

Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with the conversion of preferred stock	$—	$162,657
Common stock issued in connection with the Series F preferred stock deemed dividend	$—	$15,849
Reclassification of liability warrants to equity warrants	$—	$790
Common stock issued for settlement of RSUs	$952	$—

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

During the three and nine months ended September 30, 2014, there were no advertisers that accounted for more than 10% of revenue.  During the three and nine months ended September 30, 2013, there was one advertiser that accounted for approximately 10.5% and 10.7% of revenue, respectively.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

2.  Summary of Significant Accounting Policies (Continued)

As of September 30, 2014 and December 31, 2013, there were no advertisers that accounted for more than 10% of outstanding accounts receivable.

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

(in thousands, except share and per share data)

(unaudited)

3.  Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period.  This determination requires significant judgments to be made.  The following table summarizes the conclusions reached as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	(unaudited)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$65,562	$—	$—	$65,562	$89,042	$—	$—	$89,042
	$65,562	$—	$—	$65,562	$89,042	$—	$—	$89,042

(1)         Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $12,347 and $3,649 of operating cash balances as of September 30, 2014 and December 31, 2013, respectively.

4.  Property and Equipment, Net

	September 30,	December 31,
	2014	2013
	(unaudited)

Cost:
Computer hardware	$5,505	$3,908
Leasehold improvements	1,516	1,422
Furniture and fixtures	1,119	1,090
Computer software	881	482
Office equipment	176	104
	9,197	7,006
Accumulated depreciation	(4,467)	(3,618)
Total property and equipment, net of accumulated depreciation	$4,730	$3,388

The depreciation expense related to property and equipment was $464 and $362 for the three months ended September 30, 2014 and 2013, respectively, and $1,275 and $919 for the nine months ended September 30, 2014 and 2013, respectively.

The Company recorded a reduction of $426 and $654 to the cost and accumulated depreciation of fully depreciated equipment and leasehold improvements no longer in use for the nine months ended September 30, 2014 and 2013, respectively.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

5.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2014	2013
	(unaudited)

Trade accounts payable	$24,991	$24,121
Accrued compensation, benefits and payroll taxes(1)	5,243	5,612
Accrued cost of sales	1,416	1,267
Other payables and accrued expenses	1,507	1,312
Total accounts payable and accrued expenses	$33,157	$32,312

(1)         At September 30, 2014 and December 31, 2013, accrued compensation, benefits and payroll taxes includes $367 and $1,614 of stock-based long-term incentive compensation expense, respectively, related to the Company’s long-term sales incentive compensation plan.  Payments earned under the long-term sales incentive compensation plan for the 2013 plan year were paid in stock-based awards in August 2014.  The Company issued an aggregate total of 293,650 shares to employees under its 2013 Plan on account of such payments, net of 173,169 shares withheld to satisfy income tax withholding obligations in the amount of $565, which were remitted to tax authorities.  Payments earned under the plan for the 2014 plan year will be made in stock-based awards to participants that remain employed with the Company through June 30, 2015, which will be paid in August 2015.

6.  Changes in Accumulated Other Comprehensive Income

The following tables provide the components of accumulated other comprehensive income:

Foreign
Currency
Translation
Adjustment
Beginning balance at July 1, 2014	$200
Other comprehensive loss before reclassifications	(63)
Amounts reclassified from accumulated other comprehensive income	—
Ending balance at September 30, 2014	$137

Foreign
Currency
Translation
Adjustment
Beginning balance at July 1, 2013	$195
Other comprehensive gain before reclassifications	50
Amounts reclassified from accumulated other comprehensive income	—
Ending balance at September 30, 2013	$245

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

6.  Changes in Accumulated Other Comprehensive Income (Continued)

Foreign
Currency
Translation
Adjustment
Beginning balance at January 1, 2014	$195
Other comprehensive loss before reclassifications	(58)
Amounts reclassified from accumulated other comprehensive income	—
Ending balance at September 30, 2014	$137

Foreign
Currency
Translation
Adjustment
Beginning balance at January 1, 2013	$345
Other comprehensive loss before reclassifications	(100)
Amounts reclassified from accumulated other comprehensive income	—
Ending balance at September 30, 2013	$245

7.  Stock-Based Compensation

The Company included stock-based compensation expense related to all of its stock-based awards in various operating expense categories for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)
Technology and development	$239	$142	$653	$391
Sales and marketing	342	317	1,063	883
General and administrative	607	459	1,578	1,145
Total stock-based compensation expense	$1,188	$918	$3,294	$2,419

Stock-Based Incentive Plans

On June 26, 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”).  The Company has stock option awards outstanding under five stock-based incentive plans as of September 30, 2014 and December 31, 2013, including, in each case, two plans that were assumed as part of the acquisition of ScanScout, Inc.  The Company has restricted stock unit awards outstanding under its 2013 Plan.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

7.  Stock-Based Compensation (Continued)

Stock Option Awards Outstanding

The following table presents a summary of the Company’s stock option award activity under all plans and related information for the nine months ended September 30, 2014:

	Number of Stock Option	Weighted-Average
	Awards	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2013	7,302,761	$3.96
Stock option awards granted	1,006,094	$3.88
Stock option awards forfeited	(614,013)	$5.27
Stock option awards exercised	(745,807)	$0.97
Stock option awards outstanding as of September 30, 2014	6,949,035	$4.16

Stock option awards vested and exercisable as of September 30, 2014	4,446,692	$3.66

Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.  The weighted-average grant date fair value of stock option awards granted during the nine months ended September 30, 2014 was $1.84 per share.  The total intrinsic value of stock option awards exercised during the nine months ended September 30, 2014 and 2013 was $2,378 and $993, respectively.  Cash proceeds received from stock option awards exercised for the nine months ended September 30, 2014 and 2013 was $727 and $492, respectively.

There was $5,691 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of September 30, 2014.  This cost is expected to be recognized over a weighted-average period of 2.87 years.

Non-vested Restricted Stock Units (RSU)

The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the nine months ended September 30, 2014:

	Number of Shares of	Weighted-Average
	Restricted	Grant Date
	Stock Unit	Fair Value
	Awards	Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2013	70,119	$9.63
Restricted stock unit awards granted	1,499,405	$3.94
Restricted stock unit awards forfeited	(137,347)	$5.37
Restricted stock unit awards exercised	(506,819)	$3.78
Non-vested restricted stock unit awards outstanding as of September 30, 2014	925,358	$4.25

As of September 30, 2014, there was $3,346 of total unrecognized compensation cost related to non-vested restricted stock unit awards.  This cost is expected to be recognized over a weighted-average period of 3.55 years.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

7.  Stock-Based Compensation (Continued)

Employee Stock Purchase Plan

On April 22, 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which was approved by the Company’s stockholders at the 2014 annual meeting of stockholders on June 16, 2014.  The 2014 ESPP allows eligible participants to purchase shares of the Company’s common stock generally at six-month intervals, or offering periods, at a price equal to 85% of the lower of (i) the fair market value at the beginning of the offering period or (ii) the fair market value at the end of the offering period, or the purchase date.

Employees purchase shares of common stock through payroll deductions, which may not exceed 15% of their total base salary.  The 2014 ESPP imposes certain limitations upon an employee’s right to purchase shares, including the following: (1) no employee may purchase more than 5,000 shares on any one purchase date and (2) no employee may purchase shares with a fair market value in excess of $25 in any calendar year.

No more than 2,000,000 shares of common stock are reserved for future issuance under the 2014 ESPP.

The Company began its first offering period in August 2014 and will end in February 2015.

The fair value for each award under the 2014 ESPP was estimated at the beginning of the offering period using a Black-Scholes option pricing model and requires subjective assumptions, including, but not limited, to the expected term of the award and stock price volatility. The Company estimates the expected term of the shares of common stock granted under the 2014 ESPP based on the duration of the offering periods, which is six months.  The Company estimates the volatility of its common stock on the date of grant based on the historic volatility of comparable companies in its industry. The Company selected the risk-free interest rate based on yields from United States Treasury zero-coupon issues with a term consistent with the expected term of the awards in effect at the time of grant. The Company has never declared or paid any cash dividends and has no current plan to do so. Consequently, it used an expected dividend yield of zero.  For the nine months ended September 30, 2014, the following assumptions were used for awards issued under the 2014 ESPP:

2014
(unaudited)
Volatility	33.82%
Risk-free interest rate	0.05%
Expected term (in years)	0.50%
Dividend yield	0.00%

As of September 30, 2014, there was $122 of total unrecognized compensation cost related to awards under the 2014 ESPP. This cost is expected to be recognized over a weighted-average period of less than one year.

8.  Net Loss Attributable to Common Stockholders Per Share

Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for warrants to purchase mandatorily redeemable convertible preferred stock (“preferred stock”), warrants to purchase common stock, preferred stock, stock option awards and restricted stock unit awards.  Due to the Company’s net loss attributable to common stockholders: (i) warrants to purchase preferred stock; (ii) warrants to purchase common stock; (iii) preferred stock; (iv) stock option awards; and (v) restricted stock unit awards were not included in the computation of diluted net loss attributable to common stockholders per share, as the effects would be anti-dilutive.  Accordingly, basic and diluted net loss attributable to common stockholders per share is equal for the following periods presented:

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

8.  Net Loss Attributable to Common Stockholders Per Share (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)
Numerator:
Net loss	$(5,474)	$(2,243)	$(18,075)	$(7,675)
Series F preferred stock deemed dividend(1)	—	15,849	—	15,849
Net loss attributable to common stockholders	$(5,474)	$(18,092)	$(18,075)	$(23,524)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss attributable to common stockholders per share(1)	50,751,303	49,115,766	50,485,734	21,686,759

Basic and diluted net loss attributable to common stockholders per share	$(0.11)	$(0.37)	$(0.36)	$(1.08)

(1)         On July 2, 2013, the Company closed its initial public offering (“IPO”) of common stock in which the Company issued and sold 7,500,000 shares of common stock.  Upon closing of the IPO, all of the Company’s outstanding preferred stock automatically converted into 34,172,316 shares of common stock, which included a one-time $15,849 non-cash preferred stock deemed dividend related to 1,584,863 of additional shares of common stock issued to holders of the Company’s Series F preferred stock, in connection with the conversion terms of such preferred stock.

The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss attributable to common stockholders per share because the effect is anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Warrants to purchase preferred stock(1)	—	140,933	—	140,933
Warrants to purchase common stock	39,824	39,824	39,824	39,824
Preferred stock(1)	—	32,563,192	—	32,563,192
Stock option awards	6,949,035	7,170,783	6,949,035	7,170,783
Restricted stock unit awards	925,358	70,119	925,358	70,119
Total anti-dilutive securities	7,914,217	39,984,851	7,914,217	39,984,851

(1)              On July 2, 2013, upon closing of the IPO, all of the Company’s outstanding preferred stock automatically converted into shares of common stock.  In addition, the outstanding warrants to purchase preferred stock automatically converted into warrants to purchase common stock.

9. Employee Benefit Plan

The Company maintains a defined contribution retirement plan available to all eligible U.S. employees pursuant to Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”).  Pursuant to the Company’s 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, subject to annual IRS contribution limits. The Company began a

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

9. Employee Benefit Plan (Continued)

discretionary contribution matching of employee’s contributions in February 2014. The Company will match 50% of each participant’s eligible contributions, up to a maximum employer matching contribution of 3% of each participant’s eligible base salary. Participants will vest in such discretionary employer matching contributions over a three-year graded vesting period.

Total employer matching contributions to the Company’s 401(k) Plan for the three and nine months ended September 30, 2014 were $133 and $340, respectively.

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

Substantially all assets were held in the United States as of September 30, 2014 and December 31, 2013 and substantially all revenue was generated through sales personnel in the United States for the three and nine months ended September 30, 2014 and 2013.

11.  Subsequent Events

Credit Facility

On October 20, 2014, the Company amended its existing Loan and Security Agreement, dated as of June 7, 2007, as amended (“Loan Agreement”), with Silicon Valley Bank (“SVB”).  The Loan Agreement was amended to, among other things: (i) increase the Company’s revolving credit facility from $25,000 to $32,500; (ii) add a letter of credit, foreign exchange and cash management facility in an aggregate amount of $2,500; (iii) reduce the Company’s interest rate from SVB’s prime rate plus 0.50% to SVB’s prime rate; (iv) increase the fee for unused capacity from 0.20% to 0.25% per year; (v) adjust the quick ratio financial covenant from 1.50 to 1.00 to 1.25 to 1.00; and (vi) extend the maturity date to December 30, 2016.  The Company had no outstanding borrowings under the Loan Agreement and was in compliance with all covenants as of September 30, 2014 and through October 20, 2014.

Office Lease

On October 28, 2014, the Company entered into a new lease (“Lease”) for its principal executive offices in New York, New York.  The Lease is for approximately 51,000 square feet of office space. The initial 10 year term of the Lease is estimated to commence on December 1, 2014, which is the date the Company expects to take possession of the leased premises. Pursuant to the Lease, the Company has the option to extend the Lease for one additional five-year term.

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

Our VideoHub technology is the backbone of the Tremor Video Network through which we offer advertisers access to engaged consumers at scale in brand safe environments across multiple devices.  We generally offer the Tremor Video Network as a managed service, with our team of experts managing the execution and delivery of an advertising campaign according to specific campaign parameters and brand performance goals set by the advertiser.  These managed services are primarily contracted through insertion orders that we enter into with agencies and agency holding companies on behalf of their advertiser clients.  Advertisers are also able to access the Tremor Video Network through programmatic demand sources such as agency trading desks and DSPs that are either integrated directly with our technology or transact through an integrated exchange.  These programmatic demand sources often transact through master services agreements that govern the purchasing of inventory, eliminating the need for campaign-specific insertion orders.  We derive substantially all of our revenue by delivering in-stream video advertising on behalf of a diversified base of brand advertisers in the United States through the Tremor Video Network on a managed service basis.

We are continuing to develop and invest in a complete programmatic solution for brand advertisers and premium publishers, including a self-service platform.  In the second quarter of 2014, we introduced to market a demand side platform, or DSP, for brand performance.  Through our DSP, advertisers and agencies are able to set campaign parameters and goals on a self-service basis through an intuitive and customizable interface, and our Videohub technology optimizes delivery of the campaign across inventory sources, while providing advanced analytics and measurement tools that track campaign performance.  We also recently introduced a self-service supply side platform, or SSP, for premium publishers, which helps publishers maximize the value of their video inventory by enabling their direct programmatic sales efforts and automating workflow.  We are continuing to integrate our technology with third party exchanges, SSPs and DSPs to bring additional demand sources to our publisher SSP clients and enable advertisers and agencies to programmatically connect with engaged consumers across a broad inventory pool.

In addition, we license VideoHub analytics to advertisers, agencies and publishers through our self-service platform.  This solution affords advertisers transparency and analytical tools to measure the effectiveness of video ad campaigns across all of their video ad buys, and provides Publishers with valuable insights into what is driving the performance of ad campaigns running on their content.  We generated $0.4 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively, of revenue from licensed analytics solutions.

To further align our solutions with the needs of brand advertisers, we offer a number of performance-based pricing models for in-stream video advertisements where we are compensated only when viewers take certain actions, such as engaging with an ad, or when certain campaign results are achieved, such as a positive shift in the consumer’s favorability or intent towards a brand. We believe our performance-based pricing models have higher gross margins than traditional CPM pricing models, which are based solely on the number of ad impressions delivered, because we are often able to serve our advertisers’ performance goals with a lower number of purchased impressions.  As a percentage of total revenue, revenue attributable to performance-based pricing was 28.4% and 26.1% for the three months ended September 30, 2014 and 2013, respectively, and 26.1% and 31.5% for the nine months ended September 30, 2014 and 2013, respectively.  We continue to focus on increasing the sales of video ad campaigns with performance-based pricing to drive revenue growth and increase margins.

In addition to our performance-based pricing models, we also offer advertisers the ability to purchase campaigns on a CPM-basis with a guaranteed demographic reach, or demo guarantees, where an advertiser pays based on the number of impressions that are delivered to a target demographic.  For the three and nine months ended September 30, 2014, campaigns sold with demo guarantees had lower gross margins than CPM-priced campaigns that were sold without demo guarantees.

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

For the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, our revenue increased to $39.0 million from $35.3 million, or 10.7%. Over the same period, our gross margin declined to 38.4% from 40.3% due primarily to our increased investment in premium video inventory and a decrease in revenue from our licensed analytics solutions.  Our net loss increased to $5.5 million from $2.2 million. Our adjusted EBITDA (refer to “Key Metrics”)  decreased to a loss of $2.3 million from a gain of $0.1 million, reflecting the decrease in gross margin described above as well as continued investment in our technology and development efforts, in particular as relates to our programmatic solutions.

For the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, our revenue increased to $117.6 million from $95.5 million, or 23.2%. Over the same period, our gross margin declined to 35.5% from 43.6% due in part to a decrease in the percentage of revenue derived from our performance based pricing models and an increase in the percentage of revenue derived from CPM-priced campaigns sold with demo guarantees, our increased investment in premium video inventory, and a decline in the effective CPM for campaigns running on the Tremor Video Network. Our net loss increased to $18.1 million from $7.7 million. Our adjusted EBITDA increased to a loss of $9.2 million from a loss of $0.6 million, reflecting the decrease in gross margin described above as well as continued investment in our technology and development efforts, in particular as relates to our programmatic solutions.

Key Metrics

We monitor the key metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Revenue	$39,039	$35,267	$117,609	$95,497
Gross margin	38.4%	40.3%	35.5%	43.6%
Net loss	$(5,474)	$(2,243)	$(18,075)	$(7,675)
Adjusted EBITDA	$(2,282)	$137	$(9,164)	$(633)

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

Adjusted EBITDA represents our net loss before interest and other (income) expense, net, income tax expense, depreciation and amortization expense, and adjusted to eliminate the impact of stock-based compensation expense and stock-based long-term incentive compensation, both of which are non-cash items, and litigation costs associated with pending class action securities litigation.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of the exclusion of the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation and litigation costs associated with pending class action securities litigation, excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is a non-GAAP financial measure.  Our use of adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP.  Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (e) adjusted EBITDA does not reflect litigation costs associated with pending class action securities litigation; and (f) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider adjusted EBITDA alongside our other GAAP-based financial performance measures, net loss and our other GAAP financial results.  The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net loss	$(5,474)	$(2,243)	$(18,075)	$(7,675)
Adjustments:
Interest and other (income) expense, net	(5)	(139)	18	(196)
Income tax expense	44	20	144	243
Depreciation and amortization expense	1,673	1,581	4,902	4,576
Stock-based compensation expense	1,188	918	3,294	2,419
Stock-based long-term incentive compensation(1)	160	—	274	—
Litigation costs	132	—	279	—
Total net adjustments	3,192	2,380	8,911	7,042
Adjusted EBITDA	$(2,282)	$137	$(9,164)	$(633)

(1)         Reflects amounts accrued for the 2014 plan year, net of forfeitures from the 2013 plan year.

Components of Operating Results

We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue

We generate revenue primarily by delivering in-stream video advertisements for brand advertisers and agencies through the Tremor Video Network on a managed service basis.  We also license our VideoHub analytics to advertisers, agencies and publishers through a self-service platform.

We generally price delivery of our video ads through the Tremor Video Network on a CPM, CPE (cost per engagement), CPVC (cost per video completed), CPS (cost per brand-shift), CPQ (cost per conquest), or CPV&C (cost per ad completed and viewable) basis.  We recognize revenue for video ad delivery through the Tremor Video Network upon: (i) delivery of impressions served for CPM-priced ad campaigns without demo guarantees; (ii) delivery of each impression served to a target demographic for CPM-priced ad campaigns with demo guarantees; (iii) engagement by the consumer with a video ad for CPE-priced ad campaigns; (iv) completion of a video ad by the consumer for CPVC-priced ad campaigns; (v) positive shift in a consumer’s favorability towards a brand for CPS-priced ad campaigns; (vi) shift of a consumer’s intent away from a competing brand for CPQ-priced ad campaigns; and (vii) completion of a video ad by a consumer, which video ad is viewable for its duration, for CPV&C-priced ad campaigns.  The prices we charge our clients also vary depending upon the source of inventory, ad format chosen and the device type through which the campaign runs, but are generally consistent across computers, smartphones and tablets.  We primarily offer our Tremor Video Network solution to advertisers by entering into insertion orders with ad agencies on behalf of advertisers.  These insertion orders are generally cancellable upon short notice and without penalty consistent with standard terms and conditions for the purchase of internet advertising for media buys one year or less published by the Interactive Advertising Bureau.  For programmatic campaigns purchased on the Tremor Video Network by advertisers and agencies through third party DSPs or exchanges, we often enter into master services agreements with such DSPs or exchanges governing the purchase of inventory, eliminating the need for campaign-specific insertion orders.

We also generate revenue from licensing our VideoHub analytics through a self-service platform to advertisers, agencies and publishers.  The license fee varies depending upon the level of access to our video advertising analytics and the volume of impressions being analyzed by VideoHub.  We recognize revenue with respect to this solution on a CPM basis based upon the number of impressions being analyzed in a given month. In limited cases, we may charge a minimum monthly fee.  Typically, our license terms are for one year periods.

Cost of Revenue

Our cost of revenue primarily represents the video advertising inventory costs under our publisher contracts, research costs, third party hosting fees, licensing costs of third party data providers, and third party serving fees incurred to deliver ad campaigns.  Substantially all of our cost of revenue is attributable to video advertising inventory costs under our publisher contracts.  We recognize cost of revenue on a publisher-by-publisher basis at the same time as we recognize the associated advertising revenue.  Substantially all of our exclusive publisher contracts contain minimum percentage fill rates on qualified video ad requests, which effectively means that we must purchase this inventory from our exclusive publishers even if we lack a video advertising campaign to deliver.  We recognize the difference between our contractually required fill rate and the number of video ads actually delivered by us on the publisher’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Costs owed to publishers but not yet paid are recorded in our consolidated balance sheets as accounts payable and accrued expenses.

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

Technology and Development Expense. Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for development, network operations and engineering personnel.  Additional expenses in this category include costs related to the development, quality assurance and testing of new technology and maintenance and enhancement of existing technology and infrastructure as well as consulting, travel and other related overhead.  We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support.  Due to the rapid development and changes in our business, we have expensed technology and development expenses in the same period that the costs are incurred.  We intend to continue to invest in our technology and development efforts, in particular as relates to our self-service platform, by hiring additional personnel and by using outside consulting firms for various initiatives.  We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

Sales and Marketing Expense.  Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing and creative employees and our advertiser focused, publisher focused and licensing solution focused sales and sales support employees.  Additional expenses in this category include marketing programs, consulting, travel and other related overhead.  We expect our sales and marketing expense to increase in the foreseeable future as we continue to grow our managed service business, further increase the number of our self-service platform focused sales and marketing professionals and expand our marketing activities.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, primarily consists of interest income, interest expense, foreign exchange transaction gains and losses, and mark-to-market expense.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense consists primarily of the interest incurred on our then-outstanding borrowings under our credit facility.  As of September 30, 2014 and December 31, 2013, we did not have any outstanding borrowings under our credit facility.  Mark-to-market expense consists primarily of expense related to our preferred stock warrant liability in 2013.  As of September 30, 2014 and December 31, 2013, we no longer have any preferred stock warrant liability outstanding.

Income Tax Expense

Income tax expense primarily consists of minimum U.S. state and local taxes, income taxes in foreign jurisdictions in which we conduct business and deferred income taxes.

Results Of Operations

Three and Nine Months Ended September 30, 2014 and 2013

The following table is a summary of our consolidated statements of operations data for each of the periods indicated.  The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
		Percentage		Percentage		Percentage		Percentage
Consolidated Statements of Operations Data:	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue
	(dollars in thousands)
Revenue	$39,039	100.0%	$35,267	100.0%	$117,609	100.0%	$95,497	100.0%
Cost of revenue	24,046	61.6	21,057	59.7	75,882	64.5	53,869	56.4
Gross profit	14,993	38.4	14,210	40.3	41,727	35.5	41,628	43.6

Operating expenses:
Technology and development	4,270	10.9	2,833	8.0	12,583	10.7	8,348	8.7
Sales and marketing	10,761	27.6	9,477	26.9	31,118	26.5	28,263	29.6
General and administrative	3,724	9.5	2,681	7.6	11,037	9.3	8,069	8.5
Depreciation and amortization	1,673	4.3	1,581	4.5	4,902	4.2	4,576	4.8
Total operating expenses	20,428	52.3	16,572	47.0	59,640	50.7	49,256	51.6

Loss from operations	(5,435)	(13.9)	(2,362)	(6.7)	(17,913)	(15.2)	(7,628)	(8.0)
Interest and other income (expense), net	5	0.0	139	0.4	(18)	0.0	196	0.2
Loss before income taxes	(5,430)	(13.9)	(2,223)	(6.3)	(17,931)	(15.2)	(7,432)	(7.8)
Income tax expense	44	0.1	20	0.1	144	0.2	243	0.2
Net loss	$(5,474)	(14.0)%	$(2,243)	(6.4)%	$(18,075)	(15.4)%	(7,675)	(8.0)%

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Revenue	$39,039	$35,267	$3,772	10.7%	$117,609	$95,497	$22,112	23.2%

Revenue

The increase in revenue during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily attributable to a $4.4 million increase in our video advertising revenue, representing 12.6% growth period-over-period. The increase in revenue was partially offset by a $0.6 million reduction in revenue from our licensing solutions.

The increase in revenue during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily attributable to a $23.3 million increase in our video advertising revenue, representing 25.1% growth period-over-period. The increase in revenue was partially offset by a $1.2 million reduction in revenue from our licensing solutions due, in part, to the discontinuation of certain licensing products that we acquired in January 2012.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$24,046	$21,057	$2,989	14.2%	$75,882	$53,869	$22,013	40.9%
Gross profit	14,993	14,210	783	5.5	41,727	41,628	99	0.2
Gross margin	38.4%	40.3%			35.5%	43.6%

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was driven primarily by $2.4 million of increased video advertising inventory costs, resulting from our revenue increase, and $0.6 million of increased data, ad serving, hosting and research costs.  The increase in our gross profit during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was driven by a $3.8 million increase in revenue, partially offset by a $3.0 million increase in our cost of revenue.

The increase in cost of revenue during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was driven primarily by $20.3 million of increased video advertising inventory costs, resulting from our revenue increase, and $1.7 million of increased data, ad serving, hosting and research costs.  The increase in our gross profit during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was driven by a $22.1 million increase in revenue, partially offset by a $22.0 million increase in our cost of revenue.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$4,270	$2,833	$1,437	50.7%	$12,583	$8,348	$4,235	50.7%
% of total revenue	10.9%	8.0%			10.7%	8.7%

Technology and Development Expense

The increase in technology and development expense during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily attributable to a $1.3 million increase in salaries, incentive compensation, stock-based compensation costs, overhead costs, and other personnel-related costs primarily associated with an increase in headcount and, to a lesser extent, costs associated with existing personnel, and a $0.1 million increase in consulting fees, professional fees and travel and entertainment costs.

The increase in technology and development expense during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily attributable to a $4.0 million increase in salaries, incentive compensation, stock-based compensation, overhead costs, and other personnel-related costs primarily associated with an increase in headcount and, to a lesser extent, costs associated with existing personnel, and a $0.2 million increase in consulting fees, professional fees and travel and entertainment costs.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$10,761	$9,477	$1,284	13.5%	$31,118	$28,263	$2,855	10.1%
% of total revenue	27.6%	26.9%			26.5%	29.6%

Sales and Marketing Expense

The increase in sales and marketing expense during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily attributable to a $1.2 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, primarily associated with an increase in the number of sales and marketing personnel to support our expanding advertiser base and, to a lesser extent, costs associated with existing personnel, and a $0.2 million increase in consulting fees, professional fees, and travel and entertainment costs. These increases were partially offset by a $0.1 million decrease in marketing costs.

The increase in sales and marketing expense during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily attributable to a $2.9 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, primarily associated with an increase in the number of sales and marketing personnel to support our expanding advertiser base and, to a lesser extent, costs associated with existing personnel, and a $0.5 million increase in sales management software costs, consulting fees, professional fees, and travel and entertainment costs.  These increases were partially offset by $0.5 million decrease in marketing costs.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$3,724	$2,681	$1,043	38.9%	$11,037	$8,069	$2,968	36.8%
% of total revenue	9.5%	7.6%			9.4%	8.5%

General and Administrative Expense

The increase in general and administrative expense during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily attributable to a $0.5 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, and a $0.5 million increase in legal fees, accounting fees, recruiting fees, professional fees, administrative software costs and other franchise taxes.

The increase in general and administrative expense during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily attributable to a $1.2 million increase in salaries, incentive compensation, stock-based compensation costs and other personnel-related costs, and a $2.1 million increase in costs associated with becoming a public company, legal and accounting fees, recruiting fees, consulting fees, professional fees, administrative software costs and software support costs.  These increases were partially offset by $0.3 million decrease in other franchise taxes.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$1,673	$1,581	$92	5.8%	$4,902	$4,576	$326	7.1%
% of total revenue	4.3%	4.5%			4.2%	4.8%

Depreciation and Amortization Expense

The increase in depreciation and amortization expense during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, and the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily attributable to the increase in depreciation related to additional leasehold improvements to our office spaces, purchases of computer hardware as a result of an increase in headcount and purchases of computer hardware and software related to our third party data center hosting facilities.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Interest and other income (expense), net	$5	$139	$(134)	N/A	$(18)	$196	$(214)	N/A
% of total revenue	0.0%	0.4%			0.0%	0.2%

Interest and Other Income (Expense), Net

The decrease in interest and other income (expense), net, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily attributable a $0.1 million reduction in mark-to-market gains related to our preferred stock warrant liability.

The decrease in interest and other income (expense), net, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily attributable to a $0.3 million reduction in mark-to-market gains related to our preferred stock warrant liability in 2013, partially offset by $0.1 million decrease in interest expense in connection with the repayment of amounts outstanding under our credit facility.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2014	2013	Amount	Percentage	2014	2013	Amount	Percentage
	(dollars in thousands)
Income tax expense	$44	$20	$24	120.0%	$144	$243	$(99)	(40.7)%
% of total revenue	0.1%	0.1%			0.1%	0.2%

Income Tax Expense

During interim periods, our income tax expense, which consists of minimum U.S. state and local taxes and income taxes in foreign jurisdictions in which we conduct business, is determined using an estimate of our annual effective tax rate and is applied to our pre-tax loss.  Our quarterly tax provision is subject to significant volatility due to several factors that includes, among other factors, our ability to accurately predict our income (loss) before income taxes and the basis of taxable amounts in multiple jurisdictions.

The increase in income tax expense during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily attributable to an increase in pre-tax loss incurred during the quarter when applying the estimated annual effective tax rate.

The decrease in income tax expense during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily attributable to a decrease in our estimated annual effective tax rate.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of
	September 30,
	2014	2013
	(dollars in thousands)
Cash and cash equivalents	$77,909	$96,258
Accounts receivable, net of allowance for doubtful accounts	46,519	39,413
Working capital	92,382	104,745

Our cash and cash equivalents at September 30, 2014 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

To date, we have funded our operations principally through private placements of our capital stock, bank borrowings and our initial public offering (“IPO”), which closed on July 2, 2013.

Credit Facility

We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility, which was recently amended in October 2014, we can incur revolver borrowings up to the lesser of $32.5 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amount must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.25% of any unused borrowing capacity.  This fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10.0 million.  The credit facility also includes a letter of credit, foreign exchange and cash management facility in an aggregate amount of $2.5 million.  The credit facility matures in December 2016.  As of September 30, 2014 and December 31, 2013, we had no outstanding borrowings under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  We were in compliance with all covenants as of September 30, 2014 and through the date of this filing.

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

Components of Liquidity and Capital Resources

The following table summarizes our historical cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(12,297)	$3,871
Investing activities	(2,617)	(1,136)
Financing activities	162	61,090

Operating Activities

Net cash (used in) provided by operating activities is primarily influenced by the revenue our business generates, video advertising inventory costs and amounts of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the number of clients using our solutions. Net cash (used in) provided by operating activities has been used to fund operations through changes in working capital, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expenses.

For the nine months ended September 30, 2014, our net cash used in operating activities was $12.3 million and consisted of a net loss attributable to common stockholders of $18.1 million and $2.7 million of cash used in working capital offset by $8.5 million in adjustments for non-cash items.  Net loss attributable to common stockholders was primarily driven by expansion of our operations, our investment in technology and development personnel to facilitate our growth and non-cash charges.  Non-cash charges primarily consisted of depreciation and amortization expense of $4.9 million, non-cash stock-based compensation expense of $3.3 million and $0.3 million in non-cash stock-based long-term incentive compensation and other other-cash adjustments.  The decrease in cash resulting from changes in working capital primarily consisted of a decrease in operating cash flow due to a $5.1 million increase in accounts receivable.  This decrease was partially offset by a $2.0 million increase in accounts payable and accrued expenses and a $0.4 million net increase in other working capital.

For the nine months ended September 30, 2013, our net cash provided by operating activities was $3.9 million and consisted of a net loss attributable to common stockholders of $23.5 million, more than offset by $22.5 million in adjustments for non-cash items and $4.9 million of cash provided by working capital.  Net loss attributable to common stockholders was primarily driven by expansion of our operations, our investment in technology and development personnel to facilitate our growth, and non-cash charges.  Non-cash charges primarily consisted of the Series F preferred stock deemed dividend of $15.8 million (refer to Note 8 to Notes to Consolidated Financial Statements), depreciation and amortization expenses of $4.6 million, and non-cash stock-based compensation expense of $2.4 million, partially offset by a $0.3 million net decrease in other non-cash items.  The $4.9 million increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $9.0 million increase in accounts payable and accrued expenses, partially offset by a $3.4 million increase in accounts receivable and $0.7 million net increase resulting from changes in other working capital.

Investing Activities

For the nine months ended September 30, 2014, our net cash used in investing activities was $2.6 million used to purchase property and equipment.

For the nine months ended September 30, 2013, our net cash used in investing activities was $1.1 million and consisted of $1.7 million used to purchase property and equipment, partially offset by a $0.6 million decrease in restricted cash.

Financing Activities

For the nine months ended September 30, 2014, our net cash provided by financing activities was $0.2 million and consisted of $0.7 million received from the exercise of stock option awards, partially offset by $0.5 million of tax withholdings related to net share settlements of restricted stock units.

For the nine months ended September 30, 2013, our net cash provided by financing activities was $61.1 million and consisted of $66.6 million received from the net proceeds of our IPO and $0.5 million received upon the exercise of stock option awards, partially offset by $6.0 million used to repay outstanding borrowings under our credit facility.

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

Interest Rate Risk

Our cash and cash equivalents consist of cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash equivalents.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% decline in interest rates occurring January 1, 2014 and sustained through the period ended September 30, 2014 would not be material to our financial results.  We do not enter into investments for trading or speculative purposes.  In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

We were exposed to market risks related to fluctuations in interest rates related to our $32.5 million credit facility, as amended.  We currently do not have any outstanding borrowings under our credit facility.  Interest on our credit facility is tied to the lender’s prime rate and fluctuates periodically.  As a result, the interest rates on any of our outstanding debt obligations may fluctuate from time to time.  A sensitivity analysis was previously performed on our then-outstanding portion of our debt obligations in 2013.  Based on this analysis, we concluded that should the interest rate on our credit facility increase by 10.0%, the increase in our interest expense would not have been material to our financial results for the relevant period.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, our directors, and certain of our executive officers. The lawsuit alleges certain misrepresentations by us in connection with our IPO concerning our business and prospects.  The lawsuit seeks unspecified damages.  On February 7, 2014, the Court entered an order appointing lead plaintiffs and lead counsel.  On April 22, 2014, lead plaintiffs filed an amended complaint.  On July 14, 2014, we filed a motion to dismiss the amended complaint.  On August 28, 2014, lead plaintiffs filed their opposition to the motion to dismiss.  On September 18, 2014, we filed a reply in support of the motion to dismiss the amended complaint.  We intend to vigorously defend against these claims.  Due to the early stage of these proceedings, we cannot predict the likely outcome of the lawsuit, and an adverse result could have a material effect on our financial statements.

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

If the market for our programmatic solutions, including our self-service platform, develop more slowly than we expect, or fail to develop, then our operating results and growth prospects may be adversely affected.

To complement our current offerings, we are continuing to develop and invest in a complete programmatic solution for brand advertisers and premium publishers, including a self-service platform.  In the second quarter of 2014, we introduced a demand side platform, or DSP, for brand performance.  Through our DSP, advertisers and agencies can leverage VideoHub technology to programmatically bid on and buy video ad inventory for brand-centric metrics both on the Tremor Video Network and through third party supply sources.  We are also developing a supply side platform, or SSP, for premium publishers, which will help publishers maximize the value of their video inventory by enabling their direct programmatic sales efforts and automating workflow.

These solutions are still developing, and the future demand and acceptance for these solutions is uncertain and will likely depend on their perceived effectiveness by brand advertisers, agencies and publishers.  In addition, the success of our programmatic solutions are dependent, in part, on our ability to integrate our technology with third party SSPs, DSPs and exchanges that either provide inventory or serve as demand sources through which advertisers and agencies transact.  These integration efforts are often costly and time consuming, and can present technological challenges.  In addition, many of these third parties also compete with us for advertising spend.  If we fail to integrate our technology with these third parties or if there is a delay in our integration efforts it could negatively impact the effectiveness of and market for our solutions.  If the market for our programmatic solutions, including our self-service platform, develops more slowly than we expect, or fails to develop, our operating results and growth prospects could be harmed.

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

Date: November 14, 2014

TREMOR VIDEO, INC.

By:	/s/ Todd Sloan
Todd Sloan
Senior Vice President, Chief Financial Officer and Treasurer

Date: November 14, 2014