Form 10-K
period 2014-12-31
TREMOR VIDEO INC.
filed 2015-03-16
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $198.4 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The New York Stock Exchange reported for such date.

As of March 10, 2015, there were 51,375,071 shares of the registrant’s common stock $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, are incorporated herein by reference from the definitive proxy statement relating to our 2015 annual meeting of stockholders.  The proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after December 31, 2014.

Tremor Video, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

The Tremor Video logo and names Tremor Video, Tremor Video Network, VideoHub, and other trademarks or service marks of Tremor Video, Inc. appearing in this report are the property of Tremor Video, Inc. and its consolidated subsidiaries. This report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners.

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

•             our ability to increase revenue from new and existing advertisers with respect to the Tremor Video Network;

•             the adoption of our programmatic solutions for advertisers and publishers, including our DSP and SSP;

•             the adoption of our all-screen optimization solution for in-stream video advertising;

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

PART I

ITEM 1.  BUSINESS

Overview

Tremor Video, Inc., which we refer to as we or us, is an advertising technology company elevating brand performance across all screens for the world’s leading brands and publishers. We offer brand advertisers and publishers complete programmatic solutions to reach and engage consumers while providing transparency into what drives the success of brand advertising performance across multiple devices, including computers, smartphones, tablets and connected TVs. Our proprietary technology, VideoHub, analyzes in-stream video content, detects viewer and system attributes, and leverages our large repository of stored data to optimize video ad campaigns across screens to achieve brand performance goals, while providing access to advanced analytics and measurement tools in real-time.  Our relationships with leading brand advertisers and their agencies have helped us create a robust video marketplace of premium digital media properties, or publishers, many of which partner with us on an exclusive basis.

Our VideoHub technology is the backbone of the Tremor Video Network through which we offer advertisers access to engaged consumers at scale in brand safe environments across multiple devices.  We provide the Tremor Video Network as a managed service, with our team of specialists managing the execution and delivery of an advertising campaign, from advising on pre-campaign planning through post-campaign reporting and analysis.  Through our all-screen optimization solution, advertisers are able to choose a single brand performance goal and VideoHub will optimize delivery of  the campaign across the Tremor Video Network to find the right viewer wherever they may be watching video, eliminating the need to allocate campaign budgets to a specific screen or device. To further align our solutions with the needs of brand advertisers, we offer a number of performance-based pricing models for in-stream video advertisements where we are compensated only when certain measurable brand results are achieved, such as CPE pricing, where we are paid only when a viewer engages with an ad, or CPV&C pricing, where we are paid only when a video ad is both completed and viewable by the viewer for the duration of the ad. In 2014, we derived substantially all of our revenue by delivering in-stream video advertising through the Tremor Video Network on a managed service basis.

Through VideoHub, we offer complete programmatic solutions for brand advertisers and premium publishers.  In 2014, we introduced to market a demand side platform, or DSP, for brand performance that enables advertisers and agencies to efficiently plan, buy, optimize and measure video ad campaigns through an intuitive and customizable user interface.   Our DSP is able to optimize programmatic video buys across a broad spectrum of brand marketing goals — from audience reach to more sophisticated goals such as engagement, brand lift and viewability.  Our DSP is directly integrated with a number of video ad inventory sources, enabling the dynamic purchase of individual ad impressions utilizing real-time bidding technology, or RTB, as well as through private marketplaces that connect advertisers directly to publishers.  In the first quarter of 2015, we also introduced to market a supply side platform, or SSP, for premium publishers, which helps publishers maximize the value of their video inventory by enabling their programmatic sales efforts and automating workflow.  Publishers using our SSP can make inventory available to advertisers through an open exchange, where demand sources bid on inventory in a robust auction environment, or through private marketplaces so that only selected advertisers have the opportunity to purchase video ad inventory.  Our SSP connects advertisers with publishers through our DSP as well as third-party demand side platforms that are integrated with our technology.  We are continuing to invest in the development of our programmatic solutions.

In addition, we provide advertisers, agencies and publishers with advanced analytics and measurement tools through an intuitive and customizable user interface, relieving them from the need to integrate and support multiple, disparate technologies.   These tools enable our clients to gain a deep understanding of the drivers of campaign performance and obtain reporting on key brand performance metrics such as viewability as well as TV-like metrics that measure audience reach and frequency of viewing by a particular audience. These functions help brand advertisers unify the planning and measurement of TV and online video advertising campaigns.

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

Several factors, including the availability of high-speed broadband and mobile network infrastructure, growth of internet-connected devices capable of video consumption, an increase in online video content and a behavioral shift towards online video viewing, are driving robust growth in online video consumption.  As a result, online video advertising is amongst the fastest growing advertising formats in the United States.

Within online video advertising, more recently, brand advertisers have begun to adopt programmatic solutions for purchasing video advertising campaigns.  Programmatic buying is the automated purchase of digital advertising inventory through technology, including real time bidding technology, which allows for the dynamic purchase and sale of advertising inventory on an impression-by-impression basis.

Despite the tremendous growth opportunity for the online video advertising market, brand advertisers face several challenges to the adoption of online video advertising that require sophisticated technology to solve: audience and device fragmentation, the complexity of analyzing video and optimizing campaigns across multiple devices, ensuring that video ads are viewable to viewers, the absence of performance transparency, scarcity of premium inventory, reliance on multiple technology providers, brand safety challenges, challenges combatting fraudulent activities, and the lack of consistent and standard measurements.

Tremor Video Technology and Solutions

Our VideoHub technology powers our video advertising solutions to effectively address the challenges faced by advertisers to achieve their brand performance objectives.

Through VideoHub we deliver:

•                  Brand-centric key performance indicators.  We have developed a suite of brand-centric key performance indicators, or KPIs, such as engagement, viewability and brand lift (i.e., a positive shift in preference towards a brand or branded product driven by exposure to a video ad and brand education), which are tailored to the needs of brand advertisers. Before the launch of a video advertising campaign, a brand advertiser selects the KPI against which it wants to optimize the performance of its campaign. Throughout a campaign, VideoHub analyzes and stores data for all KPIs in our suite, not only the KPI selected by the advertiser for optimization. As a result, an advertiser can understand what signals enhance a specific performance objective even if it has not chosen to optimize a campaign against that KPI.

•                  Brand-centric optimization.  Using a proprietary algorithm, VideoHub builds a decision tree that predicts performance of the video ad campaign for the chosen KPI based on its analysis of a series of signals, such as video player size, geography, publisher, content category, length of video, browser type and viewer data.  VideoHub performs an analysis on every video stream, including the ability to scan and categorize content by analyzing the audio track and certain visual elements, and optimizes delivery of the campaign for the selected KPI by directing advertising spend towards video ad inventory that is more likely to perform.  For instance, if a client chooses to optimize a video ad campaign for engagement, VideoHub will continuously track and analyze the signals described above to determine which signals are most correlated with achieving a high engagement rate and direct campaign spend towards video ad inventory that meet these criteria.

•                  All-screen optimization.  Our all-screen optimization solution for in-stream video advertising enables brand advertisers to select a single campaign goal and VideoHub will optimize delivery of the campaign across the Tremor Video Network to find the right viewer wherever they may be watching video, whether on computers, tablets, smartphones or connected TVs, thus eliminating the need to allocate campaign budgets to a specific device.

•                  Advanced Analytics.  We provide advertisers and agencies with advanced analytics and measurement tools through an intuitive and customizable user interface, relieving them from the need to integrate and support multiple, disparate technologies, including:

•                        Ad performance transparency.  VideoHub offers advertisers transparency into the workings of its decision engine so that they can understand what signals are driving the performance of their video ad campaigns. These insights into campaign performance can not only inform future online advertising decisions but also influence offline advertising decisions.

•                        Viewability.  VideoHub tracks the number of impressions served to a specific publisher site and whether a video ad placement is fully, partially, or not visible to a viewer, which we refer to as viewability. With this functionality, advertisers know where an ad campaign is running and can validate that their video ads are viewable.

•                        Cross-site measurement.  Our proprietary measurement tools enable advertisers to compare video inventory quality across digital media properties by measuring attributes such as viewability, the size of the video player and ad completion rate. When coupled with pricing information, these insights help advertisers compare the relative value of video inventory across publishers.

•                        TV buying and measurement.   VideoHub provides advertisers and agencies access to metrics that measure audience reach and frequency of viewing by a particular audience similar to what is used in the television industry, including integrated Nielsen reporting.  These functions help brand advertisers unify the planning and measurement of TV and online video advertising campaigns.

•                  Advanced ad formats.  Our proprietary ad formats give brand advertisers the ability to create a more engaging experience across multiple internet-connected devices, allowing viewers to interact with an ad and explore additional content within the ad itself, driving increased awareness and time spent with an ad.

•                  Programmatic integrations.  Our technology is directly integrated with a number of third-party exchanges, supply side platforms and demand side platforms, creating a robust ecosystem of programmatic demand and inventory supply sources.  These server-to-server integrations enable clients of our DSP to dynamically purchase individual ad impressions across a broad inventory pool utilizing RTB technology as well as through private marketplaces that connect advertisers directly to publishers.  In addition, through integrated programmatic demand sources, advertisers are able to programmatically bid on and buy inventory on our SSP.

•                  Integrated Technology Partners.  In addition to our proprietary technology, VideoHub is integrated with a suite of third-party technologies, including data management platforms to enhance audience targeting and reporting, as well as third-party technologies that offer solutions to prevent objectionable or fraudulent ad placements and provide independent placement verification and reporting services.  By offering access to these integrated technologies through a single platform, we reduce complexities faced by advertisers utilizing multiple technology providers.

We enable advertisers to achieve their brand performance goals through online video advertising in whatever manner they want to transact, whether through our Tremor Video Network as a managed service or through our programmatic solutions, including our DSP and SSP.

Tremor Video Network.  We provide the Tremor Video Network as a managed service, with our team of specialists managing the execution of an advertising campaign, from advising on pre-flight planning through post-campaign reporting and analysis.  Through the Tremor Video Network we deliver:

•                  Optimization across screens at scale in brand safe environments.  The Tremor Video Network delivers scale and reach across multiple internet-connected devices, including computers, smartphones, tablets, and connected TVs, enabling our clients to use our solutions to address their online video advertising needs across screens. Brand advertisers using our all-screen optimization solution are able to choose a single campaign goal and VideoHub will optimize delivery of the campaign across the Tremor Video Network to find the right viewer wherever they may be watching video, thus eliminating the need to allocate campaign budgets to a specific device.  We continuously evaluate and refine our publisher network to ensure that our advertisers have access to high performing content in a brand safe environment. We often partner with premium publishers on an exclusive basis, meaning that only we and the publisher’s direct sales force are able to sell their video ad inventory.

•                  Innovative pricing models.  We offer innovative brand performance-based pricing for in-stream video advertising that allow advertisers to purchase measurable brand results, such as:

•                  CPE pricing, where we are compensated only when viewers actively engage with advertisers’ campaigns, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds;

•                  CPV&C pricing, where we are only compensated when a video ad is both completed and viewable by the viewer for the duration of the ad;

•                  Cost per video completion, or CPVC, pricing, where we are compensated only when viewers complete the video ad;

•                  Cost per brand-shift, or CPS, pricing, where we are compensated only when a campaign results in a positive shift in the consumer’s favorability or intent towards a brand; and

•                  Cost per conquest, or CPQ, pricing, where we are compensated only when a consumer’s intent is shifted away from a competing brand.

We believe that advertisers are attracted to our performance-based pricing models because these models more closely tie advertising spend to actual campaign performance.

Programmatic Solutions.  In 2014, we introduced to market our DSP, which enables advertisers and agencies to efficiently plan, buy, optimize and measure video ad campaigns through an intuitive and customizable user interface.   Our DSP is able to optimize programmatic video buys across a broad spectrum of brand marketing goals — from audience reach to more sophisticated goals such as engagement, brand lift and viewability.  Our DSP is directly integrated with a number of video ad inventory sources, enabling the dynamic purchase of individual ad impressions utilizing RTB technology as well as through private marketplaces that connect advertisers directly to publishers.  In the first quarter of 2015, we also introduced to market our SSP, which helps publishers maximize the value of their video inventory by enabling their programmatic sales efforts and automating workflow.  Publishers using our SSP can make inventory available to advertisers through an open exchange, where demand sources bid on inventory in a robust auction environment, or through private marketplaces so that only selected advertisers have the opportunity to purchase video ad inventory. Advertisers connect with publishers on our SSP through our DSP as well as third-party demand side platforms that are integrated with our technology.

Clients

Advertisers and Agencies

We have built relationships with advertisers and agencies of all sizes. Revenue contribution from individual brand advertisers varies from period to period.  We do not believe our business is substantially dependent upon any individual advertiser as no individual advertiser represented more than 10% of our revenue in 2014, 2013 or 2012.  We maintain close relationships directly with brand advertisers and we consider them to be our clients, as the video ad campaigns we run are those of the advertiser and we work closely with them to execute their video ad campaigns. However, we primarily market and sell our solutions to advertising agencies on behalf of their advertiser clients, including agency trading desks that often access our solutions programmatically. These agencies and agency trading desks either contract directly with us or act through intermediaries such as demand side platforms or exchanges.

We provide the Tremor Video Network as a managed service, with our team of specialists managing the execution of an advertising campaign, from advising on pre-flight planning through post-campaign reporting and analysis.  In 2014, these managed campaigns accounted for substantially all of our video advertising revenue.  For managed campaigns, we typically contract through insertion orders directly with the advertising agencies, agency trading desks or agency holding companies representing advertisers.

However, brand advertisers are ultimately responsible to us for all contractual payment obligations.  Insertion orders set forth campaign parameters such as size and duration of the campaign, type of video ad format, devices on which the campaign will run, the KPI for which to optimize performance and the desired pricing model. Prior to running a campaign, an advertiser and its agency often work with our creative team to provide the creative design and direction of the campaign.

More recently, as the online video advertising market has evolved, advertisers have begun to adopt programmatic solutions for purchasing video advertising campaigns.  In 2014, we introduced to market a DSP that enables agencies to efficiently plan, buy, optimize and measure video ad campaigns.  Clients of our DSP are able to set campaign goals and advertising spend parameters for a given campaign through an intuitive and customizable user interface, and our technology dynamically bids on and purchases inventory with the goal of optimizing campaign performance and maximizing return on spend.  Typically, we enter into master services agreements with advertising agencies or agency trading desks that govern their use of our DSP.   Prior to running campaigns on our DSP, an advertiser and its agency may also work with our creative team to provide the creative design and direction of the campaign.

We also offer advertisers the ability to purchase video advertising inventory through third-party demand side platforms that are integrated directly with our SSP.  Prior to integrating our technology with a given demand side platform, we will generally enter into a master services agreement with the demand side platform that governs the purchasing of inventory on our SSP.  Campaigns running through third-party demand side platforms do not utilize VideoHub technology for optimizing campaign delivery; rather, the demand side platform will bid on inventory using its own decision engine.  While the third-party demand side platform is responsible for bidding decisions, the overall direction of the advertising spend, including the campaign parameters and eligible inventory sources, is typically determined by the advertiser or advertising agency.  We generally bill third-party demand side platforms directly for any video inventory that they purchase on behalf of advertisers and agencies on our SSP.

Publisher Partners

Publishers provide us with the video content within which we deliver video advertising campaigns on behalf of our advertiser clients.  We often partner with premium publishers on an exclusive basis. We consider a premium publisher to be a publisher that has professionally produced content, offers a quality video viewing experience, including size and placement of the video player, and delivers strong brand-centric performance results to brand advertisers.  We enter into agreements with our exclusive publisher partners that typically have a one year term and provide for a minimum fill rate, or a percentage of video ad inventory made available by the publisher to the Tremor Video Network that we must utilize in a given month, at a fixed cost per thousand impressions, or CPM. The scope of these exclusive relationships varies, with some publishers imposing geographical, device or inventory type limitations.  A publisher’s direct sales force may continue to sell their video ad inventory to advertisers or agencies. With respect to our non-exclusive publishers, we purchase video ad inventory on an as needed basis at a fixed CPM.

Publishers also make inventory available to advertisers through our proprietary SSP.  Our SSP helps publishers maximize the value of their video inventory by enabling their programmatic sales efforts and automating workflow.  Publishers on our SSP can sell their video inventory through an open exchange, where demand sources bid on inventory in a robust auction environment, or through private marketplaces so that only selected advertisers have the opportunity to purchase video ad inventory. Advertisers connect with publishers on our SSP through our DSP as well as third-party demand side platforms and exchanges that are integrated with our technology.

In addition to our direct relationships with premium publishers, we have also partnered with third-party video supply side platforms, exchanges and networks in order to provide our advertiser clients with access to a broad and diverse inventory pool.  Our DSP is directly integrated with third-party supply side platforms, enabling the dynamic purchase of individual ad impressions utilizing RTB technology.

Technology and Development

Our technology and development efforts are focused on significant investments in VideoHub, which powers all of our solutions.  As of December 31, 2014, we had a total of 105 employees engaged in technology and development functions. For 2014, 2013, and 2012, our total technology and development expenses were $17.0 million, $11.6 million, and $8.1 million, respectively.

Sales

As of December 31, 2014, we had total sales and marketing staff of 192 employees.  For 2014, 2013, and 2012, our total sales and marketing expenses were $42.6 million, $38.5 million, and $35.0 million, respectively.

Advertiser Sales

Our sales strategy is focused on targeting the most “video ready” brand advertisers, including those advertisers that are large television advertising spenders.

We also have developed and will continue to develop preferred relationships with key agency holding companies, advertising agencies and agency trading desks that position us to benefit from increased online video spending. Brand advertisers’ purchasing decisions typically are made and coordinated by their advertising agencies and require input from multiple constituencies and the sales process therefore can be time-consuming. We have invested significant resources in establishing relationships with our brand advertisers, agencies and agency holding companies.

Our Tremor Video Network focused sales force is structured around core vertical markets, including automotive, CPG, entertainment, technology and telecommunications, retail and financial services.  Sales executives and account managers are assigned to specific advertisers to oversee relationships on a managed service basis.  Our team of specialists provides guidance throughout the campaign process from launch to post campaign review, and our creative team will often work with advertisers to create innovative ad campaigns that are specifically suited for in-stream video viewing and optimizing viewer engagement.

Our DSP focused sales team is responsible for client acquisition, account management and overall market awareness of our DSP solution.  We also maintain a sales team that is focused on increasing spend from advertisers through third-party demand side platforms that are integrated with our SSP.

We generally locate sales and marketing personnel across the United States to align with the geographies of our advertisers and agencies.

Publisher Development

Our publisher initiatives utilize a full-service development and support strategy. Our team of publisher development professionals is responsible for ensuring that we are meeting the ongoing needs of our publishers throughout the duration of the relationship, and is supported by engineers with deep technical expertise. We invest significant time in cultivating relationships with our publishers to ensure they understand the potential benefits of monetizing their inventory with us.  More recently, our publisher team has focused on fostering adoption and overall market awareness of our SSP solution.  This relationship building process can be time consuming and we have invested significant resources in establishing relationships with our publisher partners.

Competition

We operate in a dynamic and competitive market, influenced by trends in both the overall advertising market as well as the online video advertising industry. The competitive dynamics of our market are unpredictable because our market is in an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations. We compete with large online video publishers such as Hulu, LLC and YouTube, LLC, which is owned by Google Inc., as well as advertising technology companies, advertising networks, demand side platforms, supply side platforms and exchanges, some of which transact programmatically. We also compete for advertiser spending with large publishers who rely on their own sales organizations to attract brand advertisers across their properties.

In the traditional media space, our primary competitors for advertising spend are mainly TV broadcasters, radio broadcasters and print media publishers. Across the digital media landscape, we compete for advertising spend with large entities such as Google Inc., Facebook, Inc., Microsoft Corporation, AOL Inc. and Yahoo! Inc. that offer video advertising services as part of a larger solution for digital media buying. Many of these competitors have significant client relationships, much larger financial resources and longer operating histories than we have.

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

Intellectual Property

Our ability to protect our intellectual property and our technology will be an important factor in the success and continued growth of our business. We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property and protect our proprietary technology.  We currently own two issued U.S. patents that expire in 2028 and 2031, respectively, and one granted European patent, which we registered in France, Germany and Great Britain, that expires in 2029. Additionally, we currently own seven pending U.S. patent applications that we are currently prosecuting with the U.S. Patent and Trademark Office and one pending PCT international application, although there can be no assurance that any of these patent applications will ultimately be issued a patent.  We register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. We also rely upon common law protection for certain marks, such as “Tremor Video.” We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties, with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. We also use measures designed to control access to our technology and proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, which we believe differentiate us from our competitors.

Despite our efforts to preserve and protect our intellectual property, our efforts may not prevent the misappropriation of our intellectual property or technology, or deter independent development of similar intellectual property or technology by others. Policing unauthorized use of our technology and intellectual property is difficult. Third-parties may attempt to copy, reverse engineer or otherwise obtain our proprietary technology, or otherwise violate our intellectual property rights. Unauthorized disclosure by our employees, contractors or other third-parties could also occur. Effective intellectual property protection may not be available in the United States or other jurisdictions in which we operate and the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any impairment or loss of our intellectual property, or any inability to enforce our intellectual property rights effectively, could harm our business or our ability to compete. Also, protecting our technology and intellectual property is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property or technology could make it more expensive for us to do business and could harm our operating results.

Additionally, we expect that products in our industry may be subject to third-party infringement lawsuits as the number of competitors grows and the functionality of products in different industry segments overlaps. We have faced, and expect to face in the future claims by third-parties that we infringe upon or misappropriate their intellectual property rights, and we may be found to be infringing upon or to have misappropriated such rights. We cannot assure you that we are not infringing or violating any third-party intellectual property rights. Such claims may be made by competitors or other entities. In the future, we, or our clients, may be the subject of legal proceedings alleging that our solutions or underlying technology infringe or violate the intellectual property rights of others.

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

Additionally, U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to track people online or by redefining the types of information that constitute personal information and non-personal information.  The European Union, or EU, and some EU member states have already implemented legislation and regulations requiring advertisers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements.  We sometimes use precise location information for the purpose of better targeting online or mobile advertisements.  The use of precise location information is of significant interest to regulators and legislators and new regulations or legislation may impose additional restrictions and/or costs upon us in the future.  It remains a possibility that additional legislation and regulations may be passed or otherwise issued other than in relation to precise location information in the future. We also participate in industry self-regulatory programs under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising and allow them to opt-out from the use of data we collect for the delivery of targeted advertising. The rules and policies of the self-regulatory programs that we participate in are updated from time to time and may impose additional restrictions upon us in the future.

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

Industry Alliances

Given the developmental stage of video advertising, industry practices are rapidly evolving. We are participating members of the Digital Advertising Alliance, or DAA, including the DAA Principles and Communications Advisory Committee, which oversees the DAA and its working groups. We also participate in a wide range of Interactive Advertising Bureau (“IAB”) committees, councils and working groups, such as the IAB Public Policy Council, the Networks and Exchanges Committee and the Digital Video Committee, as well as other industry groups that are focused on establishing best practices for the online video advertising industry.

Employees

As of December 31, 2014, we had 339 employees, of which 105 were primarily engaged in technology and development functions, 192 were engaged in sales and marketing functions, and 42 were engaged in general and administrative functions. Substantially all of these employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in “Note 17 — Segment and Geographic Information” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Corporate Information

Tremor Video, Inc. was originally organized as Tremor Media, LLC in November 2005 and converted into a corporation named “Tremor Media, Inc.” under the laws of the State of Delaware in September 2006. We changed our name to Tremor Video, Inc. in June 2011.

Available Information

Our website is located at www.tremorvideo.com, and our investor relations website is located at http://investor.tremorvideo.com. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the U.S. Securities and Exchange Commission, or SEC, and any references to our websites are intended to be inactive textual references only. The following filings are available for download free of charge through our investor relations website as soon as reasonably practicable after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Act. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330.

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

We were formed in November 2005 and have a limited operating history.  For fiscal years 2014, 2013 and 2012, our total revenue was $159.5 million, $131.8 million and $105.2 million, respectively.  Although we have experienced significant growth in revenue generation in recent periods, our relatively short operating history and developing business model make it difficult to assess our future prospects.  The success of our business faces a number of challenges, including:

•                         continuing to innovate and improve the technologies that enable us to provide our solutions;

•                         maintaining and expanding our existing relationships, and developing new relationships with, brand advertisers and premium publishers;

•                         increasing the level of spending by our brand advertisers;

•                         developing market acceptance for our programmatic solutions, including our DSP and SSP;

•                         the growth, evolution and rate of adoption of industry standards;

•                         offering competitive pricing to brand advertisers;

•                         offering competitive rates to premium publishers;

•                         offering competitive pricing to our prospective DSP and SSP clients;

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

We have incurred operating losses since we were formed and expect to incur operating losses in the future.  We incurred net losses of $23.5 million, $13.5 million, and $16.6 million in fiscal years 2014, 2013, and 2012, respectively, and we had an accumulated deficit of $134.4 million and $110.9 million as of December 31, 2014 and 2013, respectively, which included a $15.8 million deemed dividend related to the conversion of our Series F preferred stock in fiscal 2013 in connection with the closing of our IPO.  We do not know if we will be able to achieve profitability or maintain profitability on a continued basis.  Although our revenue has increased substantially in recent periods, we may not be able to maintain this rate of revenue growth.  We anticipate that our operating expenses will continue to increase as we scale our business and expand our operations.  In particular, we plan to continue to invest in our technology and development efforts and sales and marketing efforts and further increase the number of our DSP- and SSP-focused sales and marketing professionals.  We also expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company.  Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control.  We may never be able to generate sufficient revenue to achieve or sustain profitability.

Unfavorable conditions in the global economy or the vertical markets we serve could limit our ability to grow our business and negatively affect our operating results.

General worldwide economic conditions have experienced significant instability in recent years.  These conditions make it extremely difficult for brand advertisers and us to accurately forecast and plan future business activities, and could cause our brand advertisers to reduce or delay their advertising spending.  Historically, economic downturns have resulted in overall reductions in advertising spending.  If macroeconomic conditions deteriorate, advertisers may curtail or freeze spending on advertising in general and for solutions such as ours specifically.  Furthermore, our contracts and relationships with advertising agencies on behalf of advertisers generally do not include long-term obligations requiring them to purchase our solutions and are cancelable upon short or no notice and without penalty.  Any reduction in advertising spending could limit our ability to grow our business and negatively affect our operating results.  In addition, our business may be materially and adversely affected by weak economic conditions in the specific vertical markets that we serve.

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

Our ability to grow is also subject to the risk of future disruptive technologies.  If new technologies emerge that are able to deliver video advertising solutions at lower prices or more efficiently or effectively than our solutions, such technologies could adversely impact our ability to compete.  For example, the online video advertising industry is shifting, in part, towards programmatic buying solutions.  Programmatic buying is the automated purchase of digital advertising inventory through technology, including real time bidding technology, which allows for the dynamic purchase and sale of advertising inventory on an impression-by-impression basis.    If our recently introduced programmatic solutions are not considered effective, or if there is a delay or failure of the market to adopt our solutions, our business and growth prospects could be harmed as advertisers may increasingly rely on programmatic channels to transact online video advertising spend. Moreover, even if our programmatic solutions experience significant adoption, such adoption may occur at the expense of our traditional managed service model that we offer through the Tremor Video Network.

The market in which we participate is intensely competitive and fragmented, and we may not be able to compete successfully with our current or future competitors.

The online video advertising market is highly competitive.  We compete with large online video publishers such as Hulu, LLC and YouTube, LLC, which is owned by Google Inc., as well as advertising technology companies, advertising networks, demand side platforms, supply side platforms and exchanges, some of which transact programmatically.  They, or other companies that offer competing advertising solutions, may establish or strengthen cooperative relationships with brand advertisers, ad agencies, agency holding companies or publishers, thereby limiting our ability to promote our solutions and generate revenue.  Competitive pressures could require us to reduce the prices we charge advertisers or increase the prices we pay to publishers.  For example, the online video advertising industry may experience price erosion due to increased adoption of automated of ad buying.

In the traditional media space, our primary competitors are mainly TV broadcasters, radio broadcasters and print media publishers, many of which also have a digital presence.  Across the digital media landscape, we compete for advertising spend with large entities such as Google, Inc., Facebook, Inc., Microsoft Corporation, AOL Inc. and Yahoo! Inc. that offer video advertising services as part of a larger solution for digital media buying.  Many of these competitors and potential competitors have significant client relationships, much larger financial resources and longer operating histories than we have and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online video advertising industry as a whole.

Our business may suffer to the extent that advertisers and publishers purchase and sell online video advertising directly from each other or through other companies that are able to become intermediaries between advertisers and publishers.  New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services aimed at capturing advertising spend such as analytics, programmatic buying and bundled offline and online video advertising.  If the market shifts towards such new technologies and we are unable to either provide such solutions in a compelling manner or otherwise compete with such shift in ad spending, we may incur increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.  If there is a delay in, or failure to adopt, our programmatic solutions our business and growth prospects could be harmed.

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

Online video advertising is an emerging industry, and future demand and market acceptance for online video advertising is uncertain.  Many brand advertisers have limited experience with online brand advertising, generally, and online video advertising specifically, and may continue to devote more significant portions of their advertising budgets to traditional, offline-based advertising, such as television and print, and may not shift or devote significant portions of their advertising budgets to online video advertising.  Additionally, we compete for online advertising spend with other products and technologies such as search, display and in-banner video as well as advertising networks and exchanges.

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

If the market for our all-screen optimization solution develops more slowly than we expect, or fails to develop, then our operating results and growth prospects may be adversely affected.

In April 2014, we announced the launch of an all-screen optimization solution for in-stream video advertising. Using this solution, brand advertisers can select a single campaign goal and VideoHub will optimize delivery of the campaign to find the right viewer wherever they may be watching video, whether on computers, tablets, smartphones or connected TVs.  Because our all-screen solution has only recently been introduced to the market, the future demand and acceptance for this solution is uncertain and will likely depend on its perceived effectiveness by brand advertisers and agencies.   If the market for our all-screen solution develops more slowly than we expect, or fails to develop, our operating results and growth prospects could be harmed.

If the market for our programmatic solutions develops more slowly than we expect, or fail to develop, then our operating results and growth prospects may be adversely affected.

To complement our current offerings, we recently introduced programmatic solutions for brand advertisers and premium publishers.  In 2014, we introduced to market a DSP for brand performance that enables advertisers and agencies to efficiently plan buy, optimize and measure video ad campaigns through an intuitive and customizable user interface.   In the first quarter of 2015, we also introduced to market a supply side platform, or SSP, for premium publishers, which helps publishers maximize the value of their video inventory by enabling their programmatic sales efforts and automating workflow.  Publishers using our SSP can make inventory available to advertisers through an open exchange, where demand sources bid on inventory in a robust auction environment, or through private marketplaces so that only selected advertisers have the opportunity to purchase video ad inventory.

These solutions are still developing, and the future demand and acceptance for these solutions is uncertain and will likely depend on their perceived effectiveness by brand advertisers, agencies and publishers.  In addition, the success of our programmatic solutions are dependent, in part, on our ability to integrate our technology with third-party SSPs, DSPs and exchanges that either provide inventory or serve as demand sources through which advertisers and agencies transact.  These integration efforts are often costly and time consuming, and can present technological challenges.  In addition, many of these third-parties also compete with us for advertising spend.  If we fail to integrate our technology with these third-parties or if there is a delay in our integration efforts it could negatively impact the effectiveness of and market for our solutions.  If the market for our programmatic solutions develops more slowly than we expect, or fails to develop, our operating results and growth prospects could be harmed.

We generate substantially all of our revenue from the Tremor Video Network.

We generate substantially all of our revenue from the Tremor Video Network.  Due to the concentration in our revenue, we are potentially subject to greater risks than more diversified companies.  Additionally, we may develop other solutions from time to time, such as our recently introduced programmatic solutions, but there can be no assurance that we will successfully develop these solutions or that a market will develop for them.  As a result, we expect to be substantially dependent upon revenue generated from managed campaigns run on the Tremor Video Network for the foreseeable future.  Due to our limited historical experience, we may not be able to accurately predict future usage trends.

We may be unable to retain key advertisers, attract new advertisers or replace departing advertisers with advertisers that can provide comparable revenue to us.

Our success requires us to maintain and expand our relationships with our existing brand advertisers, including the ad agencies that represent them, and to develop new relationships with other brand advertisers and ad agencies.  Our contracts and relationships with advertising agencies on behalf of advertisers generally do not include long-term obligations requiring them to purchase our solutions and are cancelable upon short or no notice and without penalty.  As a result, we have limited visibility as to our future advertising revenue streams from our advertisers.

Our advertisers’ usage may decline or fluctuate as a result of a number of factors, including, but not limited to:

•                  the performance of their video ad campaigns and their perception of the efficacy and efficiency of their advertising spend through our solutions;

•                  changes in the economic prospects of advertisers or the economy generally, which could alter current or prospective advertisers’ spending priorities;

•                  our access to premium inventory;

•                  our ability to serve video ad campaigns in brand safe environments;

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

If a major advertiser decides to materially reduce its advertising spend through the Tremor Video Network, it could do so on short or no notice, which could impair our operating results.  We cannot assure that our advertisers will continue to use the Tremor Video Network or that we will be able to replace in a timely or effective manner departing advertisers with new advertisers from whom we generate comparable revenue.  Any non-renewal, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in our revenue and harm our business.

We may be unable to deliver advertising in a brand safe environment, which could harm our reputation and cause our business to suffer.

It is important to brand advertisers that advertisements not be placed in or near content that is unlawful or would be deemed offensive or inappropriate by their customers. Unlike advertising on other mediums, online content can be more unpredictable, and we cannot guarantee that advertisements will appear in a brand safe environment. If we are not successful in delivering ads in a brand safe environment, our reputation could suffer and our ability to attract potential advertisers and retain and expand business with existing advertisers could be harmed, or our customers may seek to avoid payment or demand refunds, any of which could harm our business and operating results.

Activities of our advertising clients with which we do business could damage our reputation or give rise to legal claims against us.

Failure of our advertising clients to comply with federal, state, local or foreign laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third-parties for content in the ads we deliver if the content violates intellectual property rights of third-parties or if the content is in violation of applicable laws. A third-party or regulatory authority may file a claim against us even if our advertising client has represented that its ads are lawful and that they have the right to use any intellectual property included in an ad. Any of these claims could be costly and time-consuming to defend and could also hurt our reputation. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our solutions or otherwise expend significant resources.

If an advertiser fails to pay for ad requests that we have fulfilled, we would still be required to pay the publisher for its ad inventory.

We purchase video ad inventory from our publishers to connect our advertiser clients with engaged audiences.  If advertisers fail to pay for ad requests we have filled, we would generally still be required to pay the publisher for its ad inventory.  Any significant failure by advertisers to pay us could adversely affect our operating results.

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

If we fail to maintain satisfactory relationships with an advertising agency, we risk losing business from the brand advertisers represented by that agency.  If the advertising agency is owned by a holding company, this risk is magnified because we also risk losing business from the other agencies owned by such holding company and the brand advertisers those agencies represent.  Consolidation among agency holding companies could increase this risk.  Because advertising agencies act as intermediaries for multiple brand advertisers, our client base is more concentrated than might be reflected by the number of brand advertisers that run campaigns through our solutions.

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

Our performance-based pricing models enable brand advertisers to only pay for advertising that “performed”.  Under performance-based pricing models, advertisers only pay us if the applicable performance metrics are satisfied. For example, with our cost per engagement, or CPE, pricing model we are compensated only when viewers actively engage with advertisers’ campaigns, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds.

The market for performance-based advertising solutions is evolving and has not yet been widely adopted by brand advertisers.  A significant portion of our revenue is generated from ad campaigns that are priced on a performance basis.  We believe performance-based pricing generally provides greater margins than CPM priced campaigns, because we are often able to serve our advertisers’ performance goals with a lower number of purchased impressions.  Historically, a larger portion of brand advertisers’ online advertising budgets have been based on the number of impressions served, such as cost per thousand impressions, or CPM, without regard to performance, and such advertisers may be reluctant or slow to adopt performance-based pricing solutions.  Additionally, we offer brand advertisers the ability to purchase campaigns on a CPM-basis with demo guarantees.  These campaigns have generally had lower gross margins than our performance-based pricing models as well as CPM-priced campaigns without demo guarantees.  Campaigns priced on a performance-basis or a CPM-basis with demo guarantees are subject to the risk that we may purchase ad inventory that we are unable to monetize if the purchased inventory does not perform for our advertisers.  If brand advertisers do not perceive meaningful benefits from our performance-based advertising solutions, our revenue and gross margins may be adversely affected.

If we fail to maintain or increase our access to premium advertising inventory, our operating results may be harmed.

Our success requires us to maintain and expand our access to premium video advertising inventory.  We do not own or control the video ad inventory upon which our business depends.  We purchase this ad inventory from our publishers generally either in exclusive one year agreements or by spot purchases.  These publishers are generally not required to provide us with a specified level of inventory, and we cannot assure you that our exclusive publishers will renew their agreements with us or continue to make their ad inventory available to us.  Publishers may seek to change the terms on which they offer inventory to us, including seeking an increase in the price we pay for inventory, or may elect to make advertising inventory available to our competitors who offer more favorable economic terms.  Furthermore, publishers may enter into exclusive relationships with our competitors, which preclude us from accessing their inventory.  In addition, we review our publishers and have removed, and may in the future remove, publishers from our network based on the quality of the inventory, the demographic reach of the inventory, viewer experience and our confidence in the integrity of their ad requests.  As a result of these factors, we may have limited visibility as to our future access to inventory from publishers or the terms on which such inventory will be made available.  If a publisher decides not to make video ad inventory available to us on acceptable terms or if we decide to remove a publisher from our network, we may not be able to replace this ad inventory with comparable ad inventory quickly enough to fulfill our brand advertisers’ requests.  If publishers seek an increase in the price we pay for video ad inventory, it could negatively impact our gross margin.  Additionally, with respect to CPM-priced campaigns sold with demo guarantees, if we are unable to access inventory targeted to the selected demographic on a cost-effective basis our margins could be adversely affected.

Publishers have a variety of channels in which to sell their video ad inventory, including direct sales forces and supply side platforms.  Under our exclusive arrangements, a publisher’s direct sales force may sell their own video ad inventory, and many of our exclusive publishers maintain significant direct sales forces.  Furthermore, the scope of exclusivity with respect to the third-party monetization of video ad inventory varies with publishers, with some publishers imposing geographical, device, or inventory type limitations.  Any increase in a publisher’s direct sales efforts may negatively impact our access to that publisher’s inventory.  Additionally, if publishers sell their non-exclusive inventory through supply side platforms, or if our competitors offer higher prices for their ad inventory, our ability to obtain ad inventory on a cost-effective basis may be affected.

If we are unable to maintain or increase our access to premium video ad inventory or if publishers seek to change the terms on which they offer us such inventory, our operating results may be harmed.

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

Our business relies on effectively and efficiently delivering video ad campaigns for brand advertisers.  We have in the past, and may in the future, be subject to fraudulent and malicious activities.  An example of such activities would be the use of bots, non-human traffic delivered by machines that are designed to simulate human users and artificially inflate user traffic on websites.  These activities could overstate the performance of any given video ad campaign and could harm our reputation.  It may be difficult to detect fraudulent or malicious activity because we do not own content and rely in part on our publisher partners for controls with respect to such activity.  While we assess the campaign performance on our publishers’ websites and have engaged third-parties to combat fraudulent and malicious activities, such assessments may not detect or prevent fraudulent or malicious activity.  Further, we may need to improve over time our processes for assessing the quality of publisher ad requests.  If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed.  Fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund demands or withdrawal of future business.  If we fail to detect fraud or other actions that impact the performance of our video ad campaigns, we could lose the confidence of our advertisers or agencies, which could cause our business to suffer.

Our sales efforts with advertisers, agencies and publishers require significant time and expense.

Attracting new brand advertisers, ad agencies and premium publishers requires significant time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships.  For example, certain brand advertisers may have no or limited experience with online video advertising or may be unfamiliar with our solutions.  In addition, brand advertisers’ purchasing decisions typically are made and coordinated by their advertising agencies and require input from multiple constituencies.  The process of selling our solutions to brand advertisers and ad agencies can therefore be time-consuming.  With respect to our publishers, we often seek to establish exclusive long-term relationships to ensure access to premium content for our brand advertisers.  In addition, we are selling our recently launched SSP solution to publishers that use the platform to enable their direct programmatic sales efforts.  As a result, we invest significant time in cultivating relationships with our publishers to ensure they understand the potential benefits of monetization of their inventory with us rather than with third-party media networks, exchanges and supply side platforms.  The relationship building process can take many months and may not result in us winning an opportunity with any given advertiser, agency or publisher.

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

•                  changes in demand for our solutions, including our recently introduced DSP and SSP;

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

Our revenue tends to be seasonal in nature and varies from quarter to quarter.  During the first quarter, brand advertisers generally devote less of their budgets to ad spending and our exclusive publishers generally make a larger proportion of their ad inventory available to us.  Under the terms of our contracts with exclusive publishers we are typically required to pay for a percentage of the ad requests delivered by such publishers, even if we are unable to deliver an ad to that inventory.  As a result, this combination may result in lower revenue and gross margins for us during the first quarter of each calendar year.  Our operating cash flows could also fluctuate materially from period to period as a result of these seasonal fluctuations

We have made and may make additional acquisitions that could entail significant execution, integration and operational risks.

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

We have limited experience in marketing, selling and supporting our solutions abroad.  During each of fiscal years 2014, 2013 and 2012, substantially all of our revenue was generated in the United States.  While we have offices outside of North America in Singapore and the United Kingdom, substantially all of our operations are located in the United States.

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

We intend to relocate our headquarters and we could experience unanticipated costs and disruptions to our operations in connection with our relocation.

On October 27, 2014, we entered into a lease for our new principal executive offices at 1501 Broadway, New York, New York, for approximately 51,000 square feet of office space.  The initial ten-year term of the lease commenced on January 7, 2015, and we are in the process of relocating from our existing principal executive offices in New York, New York to our new principal executive offices.  In connection with this relocation we could experience unexpected costs or disruptions to our operations and diversion of management attention.  Additionally, we are in the process of identifying a subtenant for our existing principal executive offices.  We may be unable to identify a subtenant for this office space on acceptable terms.  Even if we do identify a subtenant, if the subtenant is unable to meet its obligations under the sublease, we may remain responsible for the obligations under the lease.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

Our business and operations may consume resources faster than we anticipate.  In the future, we may need to raise additional funds to expand our marketing and sales and technology development efforts or to make acquisitions.  Additional financing may not be available on favorable terms, if at all.  Our credit facility matures in December 2016, and we may be unable to renew the credit facility on terms that are acceptable to us.  If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our marketing and sales and technology development efforts or take advantage of acquisition or other opportunities, which could harm our business and results of operations.  Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock.  Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.  As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

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

We have expanded our revenue, solutions, scale, employee headcount and overall business operations in recent periods.  Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.  For instance, we expect to be substantially dependent on our direct sales force to obtain new clients, and we plan to continue to expand our direct sales force both domestically and internationally, including with respect to our SSP-focused and DSP-focused sales teams.  Newly hired sales personnel may not become productive as quickly as we would like, or at all, thus representing increased operating costs and lost opportunities which in turn would adversely affect our business, financial condition and operating results.

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

Defects or errors in our solutions could harm our reputation, result in significant costs to us, impair our clients’ ability to deliver effective advertising campaigns and impair our ability to meet or fulfill obligations with publishers.

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

Our success depends on the continuing and uninterrupted performance of our solutions, which we utilize to place video ads, monitor the performance of advertising campaigns, manage our advertising inventory and respond to publisher ad calls.  Our revenue depends on our ability deliver ads and measure campaigns on a real-time basis.  Sustained or repeated system failures that interrupt our ability to provide our solutions, including technological failures affecting our ability to deliver video ads quickly and accurately and to process viewers’ responses to ads or fill publisher ad requests, could significantly reduce the attractiveness of our solutions and reduce our revenue.  Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters.  In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures.  Any such system failures could significantly disrupt our operations and cause us to lose advertisers or publishers.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.

We collect, store and transmit information of, or on behalf of, our advertisers and publishers.  We take steps to protect the security, integrity and confidentiality of the information we collect, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third-parties will not gain unauthorized access to this information despite our efforts.  Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry and may occur on our systems or those of our information technology vendors in the future.  Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses or other harmful software code could result in the unauthorized disclosure, misuse, or loss of information, legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations and liabilities, and other liabilities.  In addition, if our security measures or those of our vendors are breached or unauthorized access to consumer data otherwise occurs our solutions may be perceived as not being secure, and advertisers or publishers may reduce the use of or stop using our solutions.

While we and our publishers have security measures in place, these systems and networks are subject to ongoing threats and, therefore, these security measures may be breached as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, third-party action, including cyber-attacks or other international misconduct by computer hackers or otherwise.  This could result in one or more third-parties obtaining unauthorized access to our publishers’ or advertisers’ data or our data, including personally identifiable information or other viewer data, intellectual property and other confidential business information.  Third-parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to our advertisers’ data or our data, including intellectual property and other confidential business information.

Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.  Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise to maintain the confidentiality, security, and integrity of data that we store or otherwise maintain on behalf of third-parties may harm our reputation and our relationships with advertisers, agencies or publishers or harm our ability to retain existing clients and attract new clients.  Any of these could harm our business, financial condition and results of operations.

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

Even if we do not suffer a data security breach, the increase in the number and the scope of data security incidents has increased regulatory and industry focus on security requirements and heightened data security industry practices.  New regulation, evolving industry standards, and the interpretation of both, may cause us to incur additional expense in complying with any new data security requirements.  Further, any actual or perceived threats to the security of computers and computer networks, especially mobile devices and mobile networks, could lead existing and potential users to refrain from responding to services from our advertising clients.

Interruptions or delays in service from our third-party data center hosting facilities and other third-parties could impair the delivery of our solutions and harm our business.

We currently utilize two third-party data center hosting facilities located in Boston, Massachusetts and Santa Clara, California to deliver our solutions.  All of our data storage and analytics are conducted on, and the video ad campaigns we deliver are processed through, servers in these facilities. We also rely on multiple bandwidth providers, multiple internet service providers, such as CDN providers and DNS providers, and mobile networks to deliver video ads.  In addition, we utilize two third-party data center hosting facilities located in Boston, Massachusetts and New York, New York for corporate information technology communications, data storage, data processing and office automation.  Any damage to, or failure of, these systems within our third-party data hosting facilities or our other third-party providers could result in interruptions to the availability or functionality of our service.  If for any reason our arrangements with our data center hosting facilities or third-party providers are terminated, we could experience additional expense in arranging for new facilities, technology services and support.  In addition, the failure of our data center hosting facilities or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations.

The occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close our third-party data center hosting facilities or the facilities of any third-party provider without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our solutions.  While we have disaster recovery arrangements in place, they have not been tested under actual disasters or similar events and may not effectively permit us to continue to provide our solutions in the event of any problems with respect to our data center hosting facilities or any other third-party facilities.  To date, we have not experienced these types of events, but we cannot provide any assurances that they will not occur in the future.  If any such event were to occur to our business, the delivery of our solutions could be impaired and our business harmed.

Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes.  At December 31, 2014, we had approximately $155.5 million of U.S. federal and state net operating loss carry-forwards, or NOLs, and $6.8 million and $5.1 million related to our international subsidiaries in Germany and United Kingdom, respectively.  The U.S. federal net operating losses will expire in various years beginning in 2026.  Our foreign net operating loss carry-forwards can be carried forward without limitation in each respective country.  A lack of future taxable income would adversely affect our ability to utilize these NOLs.  In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income.  We believe that we experienced an ownership change under Section 382 of the Internal Revenue Code in prior years that may limit our ability to utilize a portion of the NOLs in the future.  In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code.  Our NOLs may also be impaired under similar provisions of state law.  We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.  Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Risks Relating to Our Data Collection and Intellectual Property

Our ability to generate revenue depends on our ability to collect and use significant amounts of data to deliver video ads, and any limitations on the collection and use of this data could significantly diminish the value of our solutions.

Our ability to optimize the placement and scheduling of video advertisements for our advertisers and to grow our revenue depends on our ability to successfully leverage data that we collect from our advertisers, publishers, and third-parties such as data providers.  Our ability to successfully leverage such data, in turn, depends on our ability to collect and obtain rights to utilize such data.

When we deliver a video ad, we are often able to collect anonymous information about the placement of the video ad and the interaction of the user with the video ad.  We currently employ cookies and other tracking technologies to conduct online video ad campaigns.  These tracking technologies are used to collect information related to the consumer, such as demographic information and history of the consumer’s interactions with our advertisers’ and our publishers’ websites, and any video ads we deliver.  We may also be able to collect information about the user’s location.  As we collect and aggregate this data provided by billions of video ad impressions, we analyze it in order to optimize the placement and delivery of video ads across the advertising inventory provided to us by publishers.  For example, we may use the collected information to limit the number of times a specific video ad is presented to the user, to provide a video ad to only certain types of users, or to provide a report to an advertiser or publisher regarding the performance of an advertising campaign or inventory, respectively.

Risks Related to Data Collected from Consumers

We participate in industry self-regulatory programs under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and other tracking technologies and our collection and use of data in connection with the delivery of targeted advertising.  In addition, consumers can currently opt out of the placement or use of our cookies for online targeted advertising purposes by either deleting or disabling cookies on their browsers, visiting websites that allow consumers to place an opt-out cookie on their browsers, which instructs advertisers and their service providers not to use certain data about the consumer’s online activity for the delivery of targeted advertising, or by downloading browser plug-ins and other tools that can be set to: (1) identify cookies and other tracking technologies used on websites; (2) prevent websites from placing third-party cookies and other tracking technologies on the consumer’s browser; or (3) block the delivery of online advertisements on websites and applications.

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

Risks Related to Data Collected from Publishers and Advertisers

In order to effectively operate our video advertising campaigns, we collect data from advertisers, publishers, and other third-parties.  If we are not able to obtain sufficient rights to data from these third-parties, we may not be able to utilize data in our solutions.  Although our arrangements with advertisers and publishers generally permit us to collect non-personally identifiable and aggregate data from advertising campaigns, some of our advertisers and publishers do not allow us to collect some or all of this data or limit our use of this data, and future advertisers and publishers may do so in the future.  For example, publishers may not agree to permit us to place our data collection tags on their sites or agree to provide us with the data generated by interactions with the content on their sites.  It would be difficult to comply with these requests, and to do so would cause us to spend significant amounts of resources.  It could also make it difficult for us to deliver effective advertising campaigns that meet the demands of our advertisers.

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

Risks Related to Data Collection Technology

Changes in device and software features and new technologies could make it easier for internet consumers to prevent the placement of cookies and other tracking technologies.  In particular, the default settings of consumer devices and software may be set to prevent the placement of tracking technologies unless the consumer actively elects to allow them.  On March 26, 2012, the U.S. Federal Trade Commission, or the FTC, issued a report on consumer privacy, which calls for the development and implementation of a persistent Do Not Track mechanism to enable consumers to choose whether to allow the tracking of their online search and browsing activities.  Various industry participants have worked to develop and finalize standards relating to a Do Not Track mechanism, and while those efforts have not been successful to date, such standards may be implemented and adopted by industry participants restricting our use of cookies and other tracking technologies and, potentially, the efficacy of our services.

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

Our business model depends upon the continued compatibility of our solutions with most internet-connected devices across online, mobile, tablet and connected TV distribution channels, as well as the major operating systems that run on them.  The design of these devices and operating systems are controlled by third-parties with whom we do not have any formal relationships.  These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones.  In some cases, the parties that control the development of internet-connected devices and operating systems include companies that we regard as our competitors, including some of our most significant competitors.  For example, Google Inc. controls the Android operating system and also controls a significant number of mobile devices.  If our solutions were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to provide video ads on them, our ability to grow our business could be impaired.

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

In 2009, the European Union ePrivacy Directive was amended (Directive 2009/136/EC amending Directive 2002/58/EC) requiring advertisers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements.  In particular, to comply with certain of these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent.  Further, the European Commission has proposed a General Data Protection Regulation that may strengthen EU laws regarding notice and consent for tracking technology.  The EU proposals, if implemented, may result in a greater compliance burden with respect to collecting information about persons in Europe.  Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy.

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

Changes in global privacy-related laws and regulations and self-regulatory regimes may also impact our advertisers and publishers and adversely affect the demand for our solutions or otherwise harm our business, results of operations, and financial condition.  For instance, privacy laws or regulations could require digital media content providers to take additional measures to facilitate consumer privacy preferences, in which case we will be reliant upon them to do so.  In addition, digital media content providers could become subject to regulatory restrictions that would require them to limit or cease altogether the collection and/or use of data by third-parties such as ourselves.  For example, one potential form of restriction on the use of cookies would allow the website that the consumer has elected to visit, a first-party website, to continue to place cookies on the user’s browser or device without explicit consent, but would require the user’s explicit consent for a third-party to place its cookies on the user’s browser or device.  Additionally, the March 2012 FTC staff report recommends that websites offer consumers a choice about whether the owner of the website can use third-parties like us to track the activity for marketing purposes (e.g., delivery of targeted advertising).  We are a third-party in this context, and therefore currently depend on the ability to place our cookies and other tracking technologies on browsers and devices of users that visit the websites of our digital media content providers and to track devices for the purpose of ad delivery reporting on mobile devices, and if we were restricted from doing so because of compliance with laws or regulatory and industry best practices or recommendations by digital media content providers, our ability to gather the data on which we rely would be impaired.  Further, we could be placed at a competitive disadvantage to large competitors such as Google, Facebook, Microsoft, AOL, and Yahoo! who have heavily trafficked, first-party properties that would continue to have greater ability to collect visitor data and use such data for marketing purposes.

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

We currently own two issued U.S. patents and one granted European patent, which we registered in France, Germany and Great Britain.  Additionally, we currently own seven pending U.S. patent applications that we are currently prosecuting with the U.S. Patent and Trademark Office and one pending PCT international application, although there can be no assurance that any of these patent applications will ultimately be issued a patent.  We also register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States.  We also rely upon common law protection for certain marks, such as “Tremor Video.” Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation.  While we have a patent and certain patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications.  In addition, our existing patents and any patents that may be issued in the future may not provide us with competitive advantages, or may be successfully challenged by third-parties.  Our competitors and others could attempt to capitalize on our brand recognition by using domain names or business names similar to ours.  Domain names similar to ours have been registered in the United States and elsewhere.  We may be unable to prevent third-parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks.  Effective trade secret, copyright, trademark, domain name and patent protection are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights.  We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location.  We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

Monitoring unauthorized use of our intellectual property is difficult and costly.  Our efforts to protect our proprietary rights and intellectual property may not be adequate to prevent their misappropriation or misuse.  Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.  Our competitors may also independently develop similar technology.  The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate.  Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solutions or technology are hosted or available.  Further, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.  The laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property.  Our failure to meaningfully protect our intellectual property could result in competitors offering solutions that incorporate our most technologically advanced features, which could seriously reduce demand for our solutions.  In addition, we may in the future find it necessary or appropriate to initiate infringement claims or litigation, whether to protect our intellectual property or to determine the enforceability, scope and validity of the intellectual property rights of others.  Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination that is unfavorable to us.  In addition, litigation is inherently uncertain.  Accordingly, despite our efforts, we may be unable to prevent third-parties from infringing upon or misappropriating our intellectual property.

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

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement or misappropriation without major financial expenditures or adverse consequences.  We currently face, and expect to face in the future, claims by third-parties that we infringe upon or misappropriate their intellectual property rights, and we may be found to be infringing upon or to have misappropriated such rights.  Such claims may be made by competitors or other parties.  We cannot assure you that we are not infringing or violating any third-party intellectual property rights.  From time to time, we or our clients may be subject to legal proceedings relating to our solutions or underlying technology and the intellectual property rights of others, particularly as we expand the complexity and scope of our business.  As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third-parties.

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

In addition, we may be exposed to claims that the content contained in ad campaigns violates the intellectual property or other rights of third-parties.  Such claims could be made directly against us or against the publishers from whom we purchase ad inventory.  Generally, under our agreements with publishers, we are required to indemnify the publisher against any such claim with respect to an ad we served.  We attempt to mitigate this exposure by generally requiring our advertisers and/or ad agencies to indemnify us for any damages from any such claims.  There can be no assurance, however, that our advertisers will have the ability to satisfy their indemnification obligations to us, and pursuing any claims for indemnification may be costly or unsuccessful.  As a result, we may be required to satisfy our indemnification obligations to our publishers or claims against us with our assets.  This result could harm our reputation, business, financial condition and results of operations.

We use open source software in our solutions that may subject our technology to general release or require us to re-engineer our solutions, which may cause harm to our business.

Our technology incorporates or is distributed with software or data licensed from third-parties, including some software distributed under so-called “open source” licenses, which we use without charge.  Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third-parties certain rights of further use.  By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in certain manners.  Although we monitor our use of open source software, we cannot be sure that all open source software is reviewed prior to use in our proprietary software, that our programmers have not incorporated open source software into our proprietary software, or that they will not do so in the future.  Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts.  There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our solutions to our clients.  In addition, the terms of open source software licenses may require us to provide software that we develop, using such open source software, to others on unfavorable license terms.  As a result of our current or future use of open source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our technology, discontinue sales in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition or operating results.

We rely on data, other technology, and intellectual property licensed from other parties, the failure or loss of which could increase our costs and delay or prevent the delivery of our solutions.

We utilize various types of data, other technology, and intellectual property licensed from unaffiliated third-parties in order to provide certain elements of our solutions.  Any errors or defects in any third-party data or other technology could result in errors in our solutions that could harm our business.  In addition, licensed technology, data, and intellectual property may not continue to be available on commercially reasonable terms, or at all.  Any loss of the right to use any of these on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent data, other technology, or intellectual property is identified and integrated, which delays could harm our business.  In this situation we would be required to either redesign our solutions to function with technology, data or intellectual property available from other parties or to develop these components ourselves, which would result in increased costs.  Furthermore, we might be forced to limit the features available in our current or future solutions.  If we fail to maintain or renegotiate any of these technology or intellectual property licenses, we could face significant delays and diversion of resources in attempting to develop similar or replacement technology, or to license and integrate a functional equivalent of the technology or intellectual property.  The occurrence of any of these events may have an adverse effect on our business, financial condition and operating results.

Risks Related to Being a Public Company

If we fail to maintain proper and effective internal and disclosure controls, our ability to produce accurate financial statements and other disclosures on a timely basis could be impaired.

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  Commencing as of the fiscal year 2014, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.  As an “emerging growth company” under the Jumpstart Our Business Startups, or JOBS Act, we have availed ourselves in this annual report, and we expect to avail ourselves in future filings, of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting; however, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.  Prior to becoming a public company, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.  Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NYSE impose numerous requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations.  These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly.  For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance compared to when we were a private company.  These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

As an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

We are an “emerging growth company” and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and not being required to hold a nonbinding advisory vote on executive compensation or obtain stockholder approval of “golden parachute” payments.  We could be an “emerging growth company” for up to five years from the date of our initial public offering in June 2013, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three year period before the end of that five-year period, we would cease to be an “emerging growth company” as of December 31st following such occurrence.  Investors may find our common stock less attractive if we choose to rely on these exemptions, in which case the price of our common stock may suffer or there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  Since January 1, 2014, our stock price has ranged from $2.07 to $5.68 through March 10, 2015.  In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities.  In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors affecting the market price of our common stock include:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action or derivative litigation has often been brought against that company and its officers and directors.  In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, our directors and certain executive officers, alleging certain misrepresentations by us in connection with our initial public offering concerning our business and prospects.  On March 5, 2015, the Court granted our motion to dismiss the lawsuit and entered judgment in our favor, but such judgment may be appealed. Because of the potential volatility of our stock price, we may become the target of additional securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock, or the perception that a substantial number of shares could be sold, could reduce the market price of our common stock.  As of March 10, 2015, we had 51,375,071 shares of common stock outstanding.   In addition, the shares subject to outstanding warrants to purchase common stock and stock option awards for which 39,824 shares and 6,825,142 shares, respectively, were exercisable as of December 31, 2014 will become available for sale immediately upon the exercise of such warrants to purchase common stock or stock option awards.

We have also registered for offer and sale all shares of common stock that we may issue under our stock-based compensation plans, including our employee stock purchase plan.  These shares can be freely sold in the public market upon issuance. Sales of common stock by existing stockholders in the public market, the availability of these shares for sale, our issuance of securities or the perception that any of these events might occur could materially and adversely affect the market price of our common stock.  In addition, the sale of these securities could impair our ability to raise capital through the sale of additional stock.

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

Our executive officers, directors and principal stockholders and their respective affiliates beneficially owned, in the aggregate, a significant percentage of our outstanding common stock as of December 31, 2014.  These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.  The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On October 27, 2014, we entered into a lease for our new principal executive offices at 1501 Broadway, New York, New York, for approximately 51,000 square feet of office space.  The initial ten-year term of the lease commenced on January 7, 2015, and we are in the process of relocating to this new office space.  We continue to lease approximately 22,000 square feet of leased office space at our existing principal executive offices in New York, New York pursuant to a lease agreement that expires in 2021. We are actively pursuing sublease tenants for this space, but there can be no assurance we will be able to sublease this property.

We also lease offices in Mountain View, California; San Francisco, California; Santa Monica, California; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Southfield, Michigan; Irving, Texas; London, England; and Singapore. We utilize third-party data center hosting facilities located in Santa Clara, California, Boston, Massachusetts, and New York, New York. We believe our facilities are adequate for our current and near-term needs.

ITEM 3.  LEGAL PROCEEDINGS

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, our directors, and certain of our executive officers. The lawsuit alleges certain misrepresentations by us in connection with our IPO concerning our business and prospects.  The lawsuit seeks unspecified damages.  On February 7, 2014, the Court entered an order appointing lead plaintiff and lead counsel.  On April 22, 2014, lead plaintiffs filed an amended complaint.  On July 14, 2014, we filed a motion to dismiss the amended complaint.  On August 28, 2014, lead plaintiffs filed their opposition to the motion to dismiss.  On September 18, 2014, we filed a reply in support of the motion to dismiss the amended complaint.  On March 5, 2015, the Court granted our motion to dismiss and entered judgment in our favor.

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

Holders of Record

As of December 31, 2014, there were approximately 94 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Price Range of Our Common Stock

The following table sets forth for the indicated periods the intraday high and low sales prices per share for our common stock on the New York Stock Exchange.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$5.76	$4.98	$4.84	$3.10
Low	4.03	3.75	2.23	2.03

	2013
	First Quarter	(1) Second Quarter	Third Quarter	Fourth Quarter
High	$—	$11.09	$10.77	$11.09
Low	—	7.90	6.25	3.59

(1)         The period reported for the second quarter of 2013 is from June 27, 2013 through June 30, 2013.

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of Tremor Video, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares, for the period from June 26, 2013 through December 31, 2014, the cumulative total return on our common stock, the NYSE Composite Index and the Powershares S&P SmallCap Information Technology Portfolio Index.  The graph assumes $100 was invested on June 26, 2013, in the common stock of Tremor Video, Inc, the NYSE Composite Index and the Powershares S&P SmallCap Information Technology Portfolio Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

Purchases of Equity Securities by the Issuer

None.

Recent Sales of Unregistered Securities

From January 1, 2013 through July 2, 2013, the closing of our initial public offering, we granted options under our 2008 Equity Incentive Plan to purchase an aggregate of 566,305 shares of our common stock to employees, consultants and directors, having a weighted-average exercise price of $7.09 per share. During the period from January 1, 2013 through July 2, 2013, an aggregate of 68,791 shares were issued upon the exercise of stock options, at exercise prices between $0.63 and $5.01 per share, for aggregate proceeds of approximately $0.1 million. The offers, sales and issuances of the securities described in this paragraph were exempt from registration under Rule 701 promulgated under the Securities Act in that the transactions were under compensatory benefit plans as provided under Rule 701. Appropriate legends were affixed to the securities issued in these transactions.

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

On July 25, 2013, Silicon Valley Bank (“SVB”) exercised, in full, the following warrants to acquire common stock pursuant to a cashless net exercise:  (i) warrants to acquire 17,607 shares of common stock, net of 14,052 shares of common stock tendered to us, at an exercise price of $3.79 per share, with an expiration date of February 8, 2020, (ii)  warrants to acquire 16,210 shares of common stock, net of 19,321 shares of common stock tendered to us, at an exercise price of $4.64 per share, with an expiration date of December 7, 2018 and (iii) warrants to acquire 30,250 shares of common stock, net of 5,270 shares of common stock tendered to us, at an exercise price of $1.27 per share, with an expiration date of June 7, 2017  (refer to note 11 of the notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K).  The number of shares tendered to us to satisfy the exercise price for the warrants was based on the closing price of our common stock on July 24, 2013.  In the aggregate, we issued 64,067 shares to SVB in connection with these exercises.  The offers, sales and issuances of such securities were deemed to be exempt from registration under the Securities Act in reliance on Regulation D promulgated thereunder.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected consolidated financial data. The following selected consolidated financial data for the years ended December 31, 2014, 2013, and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements that are included in Part II, Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The selected consolidated financial data for the year ended December 31, 2011 and the selected consolidated balance sheet data as of December 31, 2012 and 2011 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

The following data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended
	December 31,
	2014	2013	2012	2011
	(dollars in thousands, except per share data)

Revenue	$159,487	$131,796	$105,190	$90,301
Cost of revenue	101,673	77,925	61,317	58,502
Gross profit	57,814	53,871	43,873	31,799

Operating expenses:
Technology and development(1)	16,992	11,637	8,144	5,900
Sales and marketing(1)(2)	42,623	38,496	35,042	28,829
General and administrative(1)	14,712	10,950	10,824	10,880
Depreciation and amortization	6,675	6,310	5,992	6,088
Total operating expenses	81,002	67,393	60,002	51,697

Loss from operations	(23,188)	(13,522)	(16,129)	(19,898)

Interest and other income (expense):
Interest expense, net	(4)	(127)	(227)	(321)
Other income (expense), net	46	339	(8)	(583)
Total interest and other income (expense), net	42	212	(235)	(904)

Loss before provision for income taxes	(23,146)	(13,310)	(16,364)	(20,802)

Provision for income taxes	343	206	280	223

Net loss	$(23,489)	$(13,516)	$(16,644)	$(21,025)

Basic and diluted net loss attributable to common stockholders (3)	$(0.46)	$(1.02)	$(2.22)	$(3.02)

Basic and diluted weighted-average number of shares outstanding (4)(5)	50,637,541	28,761,700	7,499,986	6,952,952

Other Financial Data:

Adjusted EBITDA(6)	$(10,939)	$(2,112)	$(7,218)	$(10,927)

	As of
	December 31,
	2014	2013	2012	2011
	(dollars in thousands)

Cash, cash equivalents and short-term investments(7)(8)	$77,787	$92,691	$32,533	$40,366
Working capital	89,024	102,533	39,892	49,601
Total assets	178,005	190,560	129,723	137,980
Mandatorily redeemable convertible preferred stock	—	—	162,466	162,082
Total liabilities(9)	38,232	33,528	30,729	26,506
Total stockholders’ equity (deficit)	139,773	157,032	(63,472)	(50,608)

(1)         Includes stock-based compensation expense as follows:

	Years Ended
	December 31,
	2014	2013	2012	2011
	(dollars in thousands)

Technology and development	$907	$549	$422	$507
Sales and marketing	1,506	1,188	1,020	670
General and administrative	2,209	1,667	1,477	1,706
Total stock-based compensation expense	$4,622	$3,404	$2,919	$2,883

(2)         Includes stock-based long-term incentive compensation expense of $0.7 million and $1.6 million for the years ended December 31, 2014 and 2013, respectively.

(3)         For the year ended December 31, 2013, basic and diluted net loss per share attributable to common stockholders includes $15.8 million deemed dividend from the conversion of our Series F preferred stock on July 2, 2013.  Refer to “Note 11 — Stockholders’ Equity” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(4)         As a result of our operating losses incurred for the years ended December 31, 2014, 2013, 2012 and 2011, all potentially dilutive securities are anti-dilutive and, accordingly, basic and diluted weighted-average number of shares of common stock outstanding are equal for the years presented.

(5)         For the year ended December 31, 2013, our basic and diluted weighted-average number of shares of common stock outstanding increased as a result of our IPO on July 2, 2013.  Refer to “Note 11 — Stockholders’ Equity” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(6)         Adjusted EBITDA represents our net loss before interest and other (income) expense, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of stock-based compensation expense and stock-based long-term incentive compensation expense, both of which are non-cash items, and litigation costs associated with class action securities litigation.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of the exclusion of the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation and litigation costs associated with class action securities litigation, excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is a non-GAAP financial measure. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (e) Adjusted EBITDA does not reflect litigation costs associated with class action securities litigation; and (f) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Years Ended
	December 31,
	2014	2013	2012	2011
	(dollars in thousands)
Net loss	$(23,489)	$(13,516)	$(16,644)	$(21,025)
Adjustments:
Total interest and other (income) expense, net	(42)	(212)	235	904
Provision for income taxes	343	206	280	223
Depreciation and amortization expense	6,675	6,310	5,992	6,088
Stock-based compensation expense	4,622	3,404	2,919	2,883
Stock-based long-term incentive compensation expense(a)	673	1,614	—	—
Litigation costs	279	82	—	—
Total net adjustments	12,550	11,404	9,426	10,098
Adjusted EBITDA	$(10,939)	$(2,112)	$(7,218)	$(10,927)

(a) Refer to footnote (2) above and footnote (9) below for a further description of our stock-based long-term incentive compensation expense.

(7)         At December 31, 2013, cash and cash equivalents includes $66.6 million in proceeds from the common stock issuance as a result of our IPO on July 2, 2013.

(8)         At December 31, 2011, included with cash and cash equivalents are $8.7 million of short-term investments.

(9)         At December 31, 2014 and 2013, accrued compensation, benefits and payroll taxes includes $768 and $1,614 of stock-based long-term incentive compensation expense, respectively, related to the Company’s long-term sales incentive compensation plan.  Payments earned under the long-term sales incentive compensation plan for the 2013 plan year were paid in stock-based awards in August 2014.  Payments earned under the plan for the 2014 plan year will be made in stock-based awards to participants that remain employed with the Company through June 30, 2015, which will be paid in August 2015.  If any participant in our long-term sales incentive compensation plan is not employed on June 30, 2015, such participant will forfeit any rights to receive payment under the plan for the 2014 plan year.

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

Overview

Tremor Video, Inc., we or us, is an advertising technology company elevating brand performance across all-screens for the world’s leading brands and publishers.  We offer brand advertisers and publishers complete programmatic solutions to reach and engage consumers while providing transparency into what drives the success of brand advertising performance across multiple devices including computers, smartphones, tablets and connected TVs.  Our proprietary technology, VideoHub, analyzes in-stream video content, detects viewer and system attributes, and leverages our large repository of stored data to optimize video ad campaigns across screens to achieve brand performance goals, while providing access to advanced analytics and measurement tools in real-time.  Our relationships with leading brand advertisers and their agencies have helped us create a robust video marketplace of premium digital media properties, or publishers, many of which partner with us on an exclusive basis.

Our VideoHub technology is the backbone of the Tremor Video Network through which we offer advertisers access to engaged consumers at scale in brand safe environments across multiple devices.  We provide the Tremor Video Network as a managed service, with our team of specialists managing the execution and delivery of an advertising campaign, from advising on pre-campaign planning through post-campaign reporting and analysis.  Through our all-screen optimization solution, advertisers are able to choose a single brand performance goal and VideoHub will optimize delivery of  the campaign across the Tremor Video Network to find the right viewer wherever they may be watching video, eliminating the need to allocate campaign budgets to a specific screen or device.  For the years ended December 31, 2014, 2013 and 2012 we derived substantially all of our revenue by delivering in-stream video advertising on behalf of a diversified base of brand advertisers in the United States through the Tremor Video Network on a managed service basis.

To further align our solutions with the needs of brand advertisers, we offer a number of performance-based pricing models for in-stream video advertisements where we are compensated only when certain measurable brand results are achieved, such as CPE pricing, where we are paid only when a viewer engages with an ad, or CPV&C pricing, where we are paid only when a video ad is both completed and viewable by the viewer for the duration of the ad.  We believe our performance-based pricing models have higher gross margins than traditional CPM (cost per thousand impressions) pricing models, which are based solely on the number of ad impressions delivered, because we are often able to serve our advertisers’ performance goals with a lower number of purchased impressions.  As a percentage of total revenue, revenue attributable to performance-based pricing for 2014, 2013 and 2012 was 27.6%, 29.8% and 22.7%, respectively. We continue to focus on increasing the sales of video ad campaigns with performance-based pricing to drive revenue growth and increase gross margin.  In addition to our performance-based pricing models, we also offer advertisers the ability to purchase campaigns on a CPM-basis with a guaranteed demographic reach, or demo guarantees, where an advertiser pays based on the number of impressions that are delivered to a target demographic.  For the years ended December 31, 2014 and 2013, campaigns sold with demo guarantees generally had lower gross margins than CPM-priced campaigns that were sold without demo guarantees.

Through VideoHub, we offer complete programmatic solutions for brand advertisers and premium publishers.  In 2014, we introduced to market a demand side platform, or DSP, for brand performance that enables advertisers and agencies to efficiently plan, buy, optimize and measure video ad campaigns through an intuitive and customizable user interface.   Our DSP is able to optimize programmatic video buys across a broad spectrum of brand marketing goals — from audience reach to more sophisticated goals such as engagement, brand lift and viewability.  Clients of our DSP can access our advanced analytics suite to gain a deep understanding of the drivers of campaign performance and obtain reporting on key brand performance metrics such as viewability as well as TV-like metrics that measure audience reach and frequency of viewing by a particular audience. Our DSP is directly integrated with a number of video ad inventory sources, enabling the dynamic purchase of individual ad impressions utilizing real-time bidding technology, or RTB, as well as through private marketplaces that connect advertisers directly to publishers.  In the first quarter of 2015, we also introduced to market a supply side platform, or SSP, for premium publishers, which helps publishers maximize the value of their video inventory by enabling their programmatic sales efforts and automating workflow.  Publishers using our SSP can make inventory available to advertisers through an open exchange, where demand sources bid on inventory in a robust auction environment, or through private marketplaces so that only selected advertisers have the opportunity to purchase video ad inventory.  Our SSP connects advertisers with publishers through our DSP, as well as third-party demand side platforms that are integrated with our technology.  We are continuing to invest in the development of our programmatic solutions.

In addition, for the years ended December 31, 2014, 2013 and 2012, we derived revenue from the license of VideoHub analytics to advertisers, agencies and publishers.  This solution affords advertisers with analytical tools to measure the effectiveness of video ad campaigns across all of their video ad buys and provides publishers with valuable insights into what is driving the performance of ad campaigns running on their content. In future periods, we do not expect our licensed analytics solutions to contribute materially to our operating results.

We have increased our revenue from $105.2 million in 2012 to $131.8 million in 2013 and $159.5 million in 2014.  Over the same period, our gross margin varied from 41.7% in 2012 to 40.9% in 2013 and 36.2% in 2014.  Our net loss decreased from $16.6 million in 2012 to $13.5 million in 2013 and increased to $23.5 million in 2014. Our adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) was a $7.2 million loss in 2012, $2.1 million loss in 2013, and $10.9 million loss in 2014.

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

	Years Ended
	December 31,
	2014	2013	2012
	(dollars in thousands)
Revenue	$159,487	$131,796	$105,190
Gross margin	36.2%	40.9%	41.7%
Net loss	(23,489)	(13,516)	(16,644)
Adjusted EBITDA	(10,939)	(2,112)	(7,218)

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

Adjusted EBITDA

Adjusted EBITDA represents our net loss before interest and other (income) expense, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of stock-based compensation expense, stock-based long-term incentive compensation expense, both of which are non-cash items, and litigation costs associated with class action securities litigation.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of the exclusion of the impact of non-cash stock-based compensation expense, stock-based long-term incentive compensation expense and litigation costs associated with class action securities litigation, excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. See footnote (6) to the table in “Item 6 —Selected Consolidated Financial Data” in this Annual Report on Form 10-K for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable U.S. GAAP measurement, for the years ended December 31, 2014, 2013  and 2012.

Components of Operating Results

We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue

For the years ended December 31, 2014, 2013 and 2012 we generated revenue primarily by delivering in-stream video advertisements for brand advertisers and agencies through the Tremor Video Network on a managed service basis.  We also generated revenue through licensing our VideoHub analytics to advertisers, agencies and publishers through an intuitive and customizable user interface.

In addition to traditional CPM based pricing models where an advertiser pays based on the number of ad impressions delivered, we also offer a number of performance-based pricing models where we are compensated only when viewers take certain actions or when certain campaign results are achieved.  For campaigns sold on a CPM-basis, we recognize revenue upon delivery of impressions, or delivery of impressions to a specific target demographic for CPM-priced ad campaigns with demo guarantees.   With respect to our performance based pricing models, we recognize revenue only when the specified action is taken or campaign result is achieved.   The prices we charge our clients also vary depending upon the ad format chosen and the device type through which the campaign runs, including whether the client is utilizing our all-screen optimization solution.  We generally offer our Tremor Video Network solution to advertisers by entering into insertion orders with ad agencies on behalf of advertisers.  These insertion orders are generally cancellable upon short notice and without penalty consistent with standard terms and conditions for the purchase of internet advertising for media buys one year or less published by the Interactive Advertising Bureau.

We also generated revenue from licensing our VideoHub analytics to advertisers, agencies and publishers.  The license fee varies depending upon the level of access to our video advertising analytics and the volume of impressions being analyzed by VideoHub.  We recognize revenue with respect to this solution on a CPM basis based upon the number of impressions being analyzed in a given month. In limited cases, we may charge a minimum monthly fee.  Typically, our license terms are for one year periods.

Our revenue recognition policies are discussed in more detail in the section below titled “—Critical Accounting Policies and Estimates.”

Cost of Revenue

Our cost of revenue primarily represents video advertising inventory costs, research costs, third-party hosting fees, and third-party serving fees incurred to deliver video ads.  Cost of revenue also includes costs from our licenses from third-party data providers utilized in our solutions.  Substantially all of our cost of revenue is attributable to video advertising inventory costs under our publisher contracts.  We recognize cost of revenue on a publisher-by-publisher basis at the same time as we recognize the associated advertising revenue.  Substantially all of our exclusive publisher contracts contain minimum percentage fill rates on qualified video ad requests, which effectively means that we must purchase this inventory from our exclusive publishers even if we lack a video advertising campaign to deliver.  We recognize the difference between our contractually required fill rate and the number of video ads actually delivered by us on the publisher’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Historically, the impact of the difference between the contractually required fill rate and the number of ads delivered has not been material.  Costs owed to publishers but not yet paid are recorded in our consolidated balance sheets as accounts payable and accrued expenses.

Operating Expenses

Operating expenses consist of technology and development, sales and marketing, general and administrative and depreciation and amortization expenses.  Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of these expense categories other than depreciation and amortization expenses.  We grew to 339 employees at December 31, 2014 from 291 employees at December 31, 2013, and we expect to continue to hire new employees in order to support our anticipated revenue growth and new product offerings.  We include stock-based compensation expense in connection with the grant of stock option awards or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function.

Technology and Development Expense. Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for development, network operations and engineering personnel.  Additional expenses in this category include costs related to the development, quality assurance and testing of new technology and maintenance and enhancement of existing technology and infrastructure as well as consulting, travel and other related overhead.  We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support.  Due to the rapid development and changes in our business, we have expensed technology and development expenses in the same year that the costs are incurred.  The number of employees in technology and development functions grew to 105 employees at December 31, 2014 from 90 employees at December 31, 2013.  We intend to continue to invest in our technology and development efforts, in particular as it relates to our programmatic solutions, by hiring additional personnel and by using outside consulting firms for various initiatives.  We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

Sales and Marketing Expense.  Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing, creative and sales and sales support employees.  Additional expenses in this category include marketing programs, consulting, travel and other related overhead.  The number of employees in sales and marketing functions grew to 192 employees at December 31, 2014 from 168 employees at December 31, 2013.  We expect our sales and marketing expense to increase in the foreseeable future as we continue to grow the Tremor Video Network, further increase the number of our DSP- and SSP- focused sales and marketing professionals and expand our marketing activities.

General and Administrative Expense. General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees.  Included in general and administrative expenses are consulting and professional fees, including legal, accounting and investor relations fees, insurance, costs associated with compliance with the Sarbanes-Oxley Act and other public company corporate expenses, travel and other related overhead.  The number of employees in general and administrative functions grew to 42 employees at December 31, 2014 from 33 employees at December 31, 2013.  We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company and the continuing growth of our business.

Depreciation and Amortization Expense. Depreciation and amortization expense primarily consists of our depreciation expense related to investments in property, equipment and software as well as the amortization of certain intangible assets.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consist primarily of interest income, interest expense, foreign exchange transaction gains and losses, and mark-to-market expense.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense consists primarily of the interest incurred on our then-outstanding borrowings under our credit facility.  As of December 31, 2014, we did not have any outstanding borrowings under our credit facility.  Mark-to-market expense consist primarily of expense related to our preferred stock warrant liability in 2013.  As of December 31, 2013, we no longer have any preferred stock warrant liability outstanding.

Provision for Income Taxes

Provision for income taxes consists of minimum U.S. state and local taxes, income taxes in foreign jurisdictions in which we conduct business and deferred income taxes.

Results of Operations

The following table is a summary of our consolidated statement of operations data for each of the periods indicated. The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.

	Years Ended
	December 31,
	2014		2013		2012
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Revenue	$159,487	100.0%	$131,796	100.0%	$105,190	100.0%
Cost of revenue	101,673	63.8	77,925	59.1	61,317	58.3
Gross profit	57,814	36.2	53,871	40.9	43,873	41.7

Operating expenses:
Technology and development	16,992	10.6	11,637	8.8	8,144	7.7
Sales and marketing	42,623	26.7	38,496	29.2	35,042	33.3
General and administrative	14,712	9.2	10,950	8.3	10,824	10.3
Depreciation and amortization	6,675	4.2	6,310	4.8	5,992	5.7
Total operating expenses	81,002	50.7	67,393	51.1	60,002	57.0

Loss from operations	(23,188)	(14.5)	(13,522)	(10.2)	(16,129)	(15.3)
Total interest and other income (expense), net	42	0.0	212	0.2	(235)	(0.2)
Loss before provision for income taxes	(23,146)	(14.5)	(13,310)	(10.0)	(16,364)	(15.5)
Provision for income taxes	343	0.2	206	0.2	280	0.3
Net loss	$(23,489)	(14.7)%	$(13,516)	(10.2)%	$(16,644)	(15.8)%

Comparison of Years Ended December 31, 2014 and 2013

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage

Revenue	$159,487	$131,796	$27,691	21.0%

Revenue.   Our revenue increased to $159.5 million from $131.8 million in 2013.  The increase in revenue in 2014 compared to 2013 was primarily attributable to a $29.5 million increase in our video advertising revenue, representing 22.9% growth year-over-year. The increase in revenue was partially offset by a $1.8 million reduction from our licensed analytics solutions due, in part, to the discontinuation of certain licensing products that we acquired in January 2012 which contributed to our results in 2013.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage

Cost of revenue	$101,673	$77,925	$23,748	30.5%
Gross profit	57,814	53,871	3,943	7.3
Gross margin	36.2%	40.9%

Cost of Revenue, Gross Profit and Gross Margin.   The increase in cost of revenue in 2014 compared to 2013 was driven primarily by $21.6 million of increased video advertising inventory costs and a $2.1 million increase in data, ad serving, hosting and research costs resulting from our revenue increase. The increase in our gross profit in 2014 compared to 2013 was driven by a $27.7 million increase in revenue, partially offset by a $23.7 million increase in our cost of revenue.

Our gross margin decreased to 36.2% from 40.9% in 2013.  The 4.7 percentage point decline in our gross margin during 2014 compared to 2013 was due in part to a decrease in the percentage of our revenue attributable to performance-based products and an increase in the percentage of our revenue attributable CPM-priced ad campaigns sold with demo guarantees, which was partially offset by an increase in the gross margin of CPM-priced ad campaigns sold with demo guarantees in 2014 compared to 2013. For 2014, our performance-priced ad campaigns had higher gross margins than our traditional CPM priced campaigns, while CPM-priced campaigns sold with demo guarantees generally had lower gross margins than CPM-priced campaigns that were sold without demo guarantees.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage

Technology and development expense	$16,992	$11,637	$5,355	46.0%
% of total revenue	10.6%	8.8%

Technology and Development.   The increase in technology and development expense in 2014 compared to 2013 was primarily attributable to a $5.1 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs primarily associated with an increase in headcount, and a $0.3 million increase in consulting fees and professional fees, as we continued to invest in technology and development efforts, in particular with respect to our DSP and SSP.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage

Sales and marketing expense	$42,623	$38,496	$4,127	10.7%
% of total revenue	26.7%	29.2%

Sales and Marketing.   The increase in sales and marketing expense in 2014 compared to 2013 was primarily attributable to a $4.3 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, primarily associated with an increase in the number of sales personnel supporting our growing advertiser base and new product offerings, in particular with respect to our DSP and SSP, and a $0.4 million increase in consulting fees and professional fees.  These increases were partially offset by a $0.6 million decrease in recruiting fees and marketing costs.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage

General and administrative expense	$14,712	$10,950	$3,762	34.4%
% of total revenue	9.2%	8.3%

General and Administrative.   The increase in general and administrative expense in 2014 compared to 2013 was primarily attributable to a $1.7 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, and an increase of $0.4 million in legal and accounting fees, $1.4 million in professional and recruiting fees, $0.1 million in administrative software and maintenance support costs, $0.1 million in banking fees and $0.1 in bad debt expense.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage

Depreciation and amortization expense	$6,675	$6,310	$365	5.8%
% of total revenue	4.2%	4.8%

Depreciation and Amortization.    The increase in depreciation and amortization expense in 2014 compared to 2013 was primarily attributable to increases in depreciation related to additional leasehold improvements to our office spaces, purchases of computer hardware as a result of an increase in headcount and purchases of computer hardware and software related to our third-party data center hosting facilities.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage

Total interest and other income (expense), net	$42	$212	$(170)	N/A
% of total revenue	0.0%	0.2%

Total Interest and Other Income (Expense), Net.    The decrease in total interest and other income (expense), net in 2014 compared to 2013 was primarily attributable to a $0.3 million reduction in mark-to-market gains related to our preferred stock warrant liability in 2013, partially offset by $0.1 million decrease in interest expense in connection with the repayment of amounts outstanding under our credit facility.

Comparison of Years Ended December 31, 2013 and 2012

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2013	2012	Amount	Percentage

Revenue	$131,796	$105,190	$26,606	25.3%

Revenue.  Our revenue increased to $131.8 million from $105.2 million in 2012.  The increase in revenue in 2013 compared to 2012 was primarily attributable to a $28.6 million increase in our in-stream video advertising revenue, representing 28.7% growth year-over-year, and a $1.5 million increase in revenue from licensed analytics solutions. The increase in revenue from delivering in-stream video advertisements was partially offset by a $3.5 million reduction in revenue from delivering in-banner video advertisements, which are often served on the periphery of publisher content, as we made the strategic decision to shift our business away from in-banner video advertising.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2013	2012	Amount	Percentage

Cost of revenue	$77,925	$61,317	$16,608	27.1%
Gross profit	53,871	43,873	9,998	22.8
Gross margin	40.9%	41.7%

Cost of Revenue, Gross Profit and Gross Margin.   The increase in cost of revenue in 2013 compared to 2012 was driven primarily by $15.4 million of increased video advertising inventory costs and a $1.2 million increase in data, ad serving, hosting and research costs resulting from our revenue increase. The increase in our gross profit in 2013 compared to 2012 was driven by a $26.6 million increase in revenue, partially offset by a $16.6 million increase in our cost of revenue year-over-year.

Our gross margin decreased to 40.9% from 41.7% in 2012. The 0.8 percentage point decline in our gross margin during 2013 compared to 2012 was primarily attributable to a decrease in the second half of 2013 in the relative mix of our performance-priced ad campaigns and an increase in the relative mix of CPM-priced ad campaigns sold with demo guarantees.  For 2013, our performance-priced ad campaigns had higher gross margins than our traditional CPM priced campaigns, while CPM-priced campaigns sold with demo guarantees generally had lower gross margins than CPM-priced campaigns that were sold without demo guarantees.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2013	2012	Amount	Percentage

Technology and development expense	$11,637	$8,144	$3,493	42.9%
% of total revenue	8.8%	7.7%

Technology and Development.  The increase in technology and development expense in 2013 compared to 2012 was primarily attributable to a $2.6 million increase in salaries, incentive compensation, stock-based compensation costs and other personnel-related costs primarily associated with an increase in headcount and a $0.9 million increase in recruiting fees, professional development, technology maintenance and overhead costs, as we continued to invest in technology and development efforts, in particular with respect to our DSP.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2013	2012	Amount	Percentage

Sales and marketing expense	$38,496	$35,042	$3,454	9.9%
% of total revenue	29.2%	33.3%

Sales and Marketing.  The increase in sales and marketing expense in 2013 compared to 2012 was primarily attributable to a $2.4 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, primarily associated with an increase in the number of sales personnel supporting our growing advertiser base and new product offerings, in particular with respect to our licensing solution and DSP, a $1.4 million  increase in professional fees and overhead costs, and a $1.1 million increase in travel and entertainment expenses.  These increases were partially offset by a $1.4 million decrease in marketing costs.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2013	2012	Amount	Percentage

General and administrative expense	$10,950	$10,824	$126	1.2%
% of total revenue	8.3%	10.3%

General and Administrative.  The increase in general and administrative expense in 2013 compared to 2012 was primarily attributable to a $1.3 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs and an increase of $0.6 million in public company costs, $0.3 million in professional development expenses, and $0.4 million in other taxes and fees.  These increases were partially offset by a $0.6 million decrease in legal, consulting, professional and recruiting fees and a $1.9 million decrease in overhead costs.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2013	201	Amount	Percentage

Depreciation and amortization expense	$6,310	$5,992	$318	5.3%
% of total revenue	4.8%	5.7%

Depreciation and Amortization.  The decrease in depreciation and amortization expense in 2013 compared to 2012 was primarily attributable to increases in depreciation related to additional leasehold improvements to our office spaces and purchases of computer hardware as a result of an increase in headcount.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2013	2012	Amount	Percentage

Total interest and other income (expense), net	$212	$(235)	$(447)	N/A
% of total revenue	0.2%	(0.2)%

Total Interest and Other Income (Expense), Net.  The decrease in total interest and other income (expense), net in 2013 compared to 2012 was primarily attributable to $0.3 million reduction in mark-to-market expense related to our preferred stock warrant liability and a $0.1 million reduction in interest expense in connection with the repayment of amounts outstanding under our credit facility.

Seasonality

Our revenue tends to be seasonal in nature and varies from quarter to quarter.  During the first quarter, brand advertisers generally devote less of their budgets to ad spending and our exclusive publishers generally make a larger proportion of their ad inventory available to us.  Under the terms of our contracts with exclusive publishers we are typically required to pay for a percentage of the ad requests delivered by such publishers, even if we are unable to deliver an ad to that inventory.  As a result, this combination may result in lower revenue and gross margins for us during the first quarter of each calendar year.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash, cash equivalents and short-term investments, accounts receivable and working capital for the periods indicated:

	As of December 31,
	2014	2013	2012
	(dollars in thousands)
Cash, cash equivalents and short-term investments(1)	$77,787	$92,691	$32,533
Accounts receivable, net of allowance for doubtful accounts	46,765	41,458	36,011
Working capital	89,024	102,533	39,892

(1)         On July 2, 2013, we issued and sold 7,500,000 shares of common stock in our IPO. The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $5.3 million and offering expenses totaling approximately $3.1 million, were approximately $66.6 million.

Our cash and cash equivalents at December 31, 2014 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

To date, we have funded our operations principally through private placements of our capital stock, bank borrowings and our IPO, which closed on July 2, 2013.

We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility, which was recently amended in October 2014, we can incur revolver borrowings up to the lesser of $32.5 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.25% of any unused borrowing capacity.  This fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10.0 million.  The credit facility also includes a letter of credit, foreign exchange and cash management facility in an aggregate amount of $2.5 million.  The credit facility matures in December 2016.  As of December 31, 2014 and 2013, we had no outstanding borrowings under the credit facility.

On October 21, 2014, the lender issued an irrevocable standby letter of credit in the amount of $1.5 million in favor of the landlord as additional collateral pursuant to the terms of our lease for new principal executive offices (refer to “note 10 — commitments and contingencies” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K).  The irrevocable standby letter of credit can be drawn down from amounts available under the credit facility, is for a one-year term expiring on October 21, 2015, and may be automatically extended for an additional one-year term.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  We are also required to maintain all of our cash and cash equivalents at accounts with the lender, unless we maintain at least $30.0 million of cash and cash equivalents with the lender, in which case we can maintain the excess with another banking institution.  We were in compliance with all covenants as of December 31, 2014 and through the date of this filing.

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

Historical Cash Flows

The following table summarizes our historical cash flows for the periods indicated:

	December 31,
	2014	2013	2012
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(10,984)	$882	$(5,103)
Investing activities	(4,026)	(2,084)	5,547
Financing activities	202	61,510	433

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

In 2014, our net cash used in operating activities was $11.0 million and consisted of a net loss of $23.5 million, offset by $11.9 million in adjustments for non-cash items and $0.6 million of cash provided by working capital.  Net loss was primarily driven by expansion of our operations, our investment in technology and development personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $6.7 million, non-cash stock-based compensation expense of $4.6 million and non-cash stock-based long-term incentive compensation expense of $0.7 million, partially offset by a $0.1 million net decrease in other non-cash items.  The $0.6 million increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to $5.9 million increase in accounts payable and accrued expenses, primarily driven by an increase in inventory costs under our publisher contracts and an increase in payroll-related expenses resulting from an increase in the number of our employees, and $0.1 million net decrease in prepaid expenses and other current assets and liabilities as a result of prepaid rent amounts for new office space, future advertising and marketing events, partially offset by a $5.4 million increase in accounts receivable, primarily driven by increased revenue during the year as we continued to expand our operations.

In 2013, our net cash provided by operating activities was $0.9 million and consisted of a net loss of $13.5 million, offset by $11.0 million in adjustments for non-cash items and $3.4 million of cash provided by working capital.  Net loss was primarily driven by expansion of our operations, our investment in technology and development personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $6.3 million, non-cash stock-based compensation expense of $3.4 million and non-cash stock-based long-term incentive compensation of $1.6 million, partially offset by a $0.3 million net decrease in other non-cash items.  The $3.4 million increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $9.6 million increase in accounts payable and accrued expenses, primarily driven by an increase in inventory costs under our publisher contracts and an increase in payroll-related expenses resulting from an increase in the number of our employees, partially offset by a $5.4 million increase in accounts receivable, primarily driven by increased revenue during the year as we continued to expand our operations, and $0.8 million net increase in prepaid expenses and other current assets and liabilities as a result of additional deposits for new office space, future advertising and marketing events, and professional development events.

In 2012, our net cash used in operating activities was $5.1 million and consisted of a net loss of $16.6 million, partially offset by $9.0 million in adjustments for non-cash items and $2.5 million of cash provided by working capital. Net loss was primarily driven by expansion of our operations and by our investment in technology and development personnel to facilitate our growth. Adjustments for non-cash items primarily consisted of non-cash stock-based compensation expense of $2.9 million, depreciation and amortization expense of $6.0 million and bad debt expense of $0.1 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in operating cash flow due to a $4.8 million increase in accounts payable and accrued expenses and accrued cost of revenue, driven primarily by an increase in inventory costs under our publisher contracts, and an increase in accrued payroll and payroll-related expenses resulting from an increase in the number of our employees. In addition, there was a $0.2 million increase in deferred revenue as a result of more clients prepaying for the delivery of video ads. This was partially offset by an increase in accounts receivable of $2.2 million, primarily driven by increased revenue during the year as we continued to expand our operations, an increase in prepaid expenses and other current assets of $0.3 million, primarily the result of additional deposit requirements for new office space and future advertising and marketing events and professional development events.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment, as well as business acquisitions.

In 2014, our net cash used in investing activities was $4.0 million used to purchase property and equipment.

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

Financing Activities

Prior to our IPO, our financing activities consisted primarily of the issuance of preferred stock, proceeds from the exercise of stock option awards, borrowings and repayments under our credit facility.

In 2014, our net cash provided by financing activities was $0.2 million and consisted of $0.8 million in proceeds received from the exercise of stock option awards, partially offset by $0.6 million used to pay tax withholdings on behalf of employees related to net share settlements of restricted stock unit awards.

In 2013, our net cash provided by financing activities was $61.5 million and consisted of $66.6 million received from the net proceeds upon the closing of our IPO and $0.9 million received from the exercise of stock option awards, partially offset by $6.0 million used to repay outstanding borrowings under our credit facility.

In 2012, net cash provided by financing activities was $0.4 million received from the exercise of stock option awards.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Contractual Obligations

The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2014. Future events could cause actual payments to differ from these estimates.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations(1)	$29,196	$2,626	$10,978	$8,709	$6,883
Marketing services	71	71	—	—	—
Total contractual obligations	$29,267	$2,697	$10,978	$8,709	$6,883

(1)         Operating lease obligations includes those contractual obligations related to our non-cancellable office space lease agreements and co-location agreements.  On October 27, 2014, we entered into a lease for our new principal executive offices at 1501 Broadway, New York, New York, for approximately 51,000 square feet of office space.  The initial ten-year term of the lease commenced on January 7, 2015, and we are in the process of relocating to this new office space.  We continue to lease approximately 22,000 square feet of leased office space at our existing principal executive offices in New York, New York pursuant to a lease agreement that expires in 2021.  We are actively pursuing sublease tenants for this space, but there can be no assurance we will be able to sublease this property.  Refer to “Note 10 — Commitments and Contingencies” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The amounts in the table above are associated with agreements that are enforceable and legally binding, which specify significant terms including payment terms related to services and the approximate timing of the transaction. Obligations under the contract that we can cancel without a significant penalty are not included in the table.

Critical Accounting Policies and Estimates

We prepare our audited consolidated financial statements in accordance with U.S. GAAP.  The preparation of audited consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ significantly from the estimates made by our management.  To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.  We believe the estimates, assumptions and judgments involved in revenue recognition and deferred revenue, stock-based compensation expense, and accounting for income taxes have the greatest potential impact on our consolidated financial statements, and consider these to be our critical accounting policies and estimates.

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

Revenue Recognition and Deferred Revenue

For the years ended December 31, 2014, 2013 and 2012 we generated revenue primarily from the delivery of in-stream video advertisements for brand advertisers and agencies through the Tremor Video Network. We also generated revenue from selling licenses to advertisers, agencies and publishers. Revenue is recognized when the related services are delivered based on the specific terms of the contract, which are commonly based on the number of impressions delivered or by the actions of the viewers. We recognize revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the client reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Collectability is assessed based on a number of factors, including the creditworthiness of a client and transaction history. Amounts billed or collected in excess of revenue recognized are included as deferred revenue. We recognize revenue from the delivery of video ads in the period in which the video ads are delivered.  In addition to traditional CPM based pricing models where an advertiser pays based on the number of ad impressions delivered, we also offer a number of performance-based pricing models where we are compensated only when viewers take certain actions or when certain campaign results are achieved.  For campaigns sold on a CPM-basis, we recognize revenue upon delivery of impressions, or delivery of impressions to a specific target demographic for CPM-priced ad campaigns with demo guarantees.  With respect to our performance based pricing models, we recognize revenue only when the specified action is taken or campaign result is achieved.

The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in our transactions. In determining whether we act as the principal or an agent, we follow authoritative accounting guidance for principal-agent considerations. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement. While none of the factors individually are considered presumptive or determinative, because we are the primary obligor and are responsible for (1) identifying and contracting with third-party advertisers, (2) establishing the selling prices of the video ads sold, (3) performing all billing and collection activities, including retaining credit risk, (4) all billing or service-related issues related to the purchase of video advertising inventory as clients do not have a direct relationship with publishers that provide such inventory, and (5) bearing sole responsibility for fulfillment of the advertising even if we lack a video advertising campaign to deliver to these video ad impressions, we act as the principal in these arrangements and therefore report revenue earned and costs incurred related to these transactions on a gross basis.

The license fees for our licensed analytics solutions are based on the number of impressions being analyzed through these solutions. We recognize revenue with respect to these solutions on a CPM-basis based on the number of impressions being analyzed in a given month. Typically, our license terms are for one year periods. In limited cases, we charge a minimum monthly fee.

Deferred revenue arises as a result of contractual billings in excess of recognized revenue and differences between the timing of revenue recognition and receipt of cash from our clients.

Accounts Receivable, Net of Allowances for Doubtful Accounts

We carry our accounts receivable at net realizable value. On a periodic basis, our management evaluates our accounts receivable and determines whether to provide an allowance or if any accounts should be written down and charged to expense as a bad debt. The evaluation is based on a past history of collections, current credit conditions, the length of time the account is past due and a past history of write-downs. A receivable is considered past due if we have not received payments based on agreed-upon terms. We generally do not require any security or collateral to support our receivables.

We extend credit to customers and generally do not require any security or collateral.  Accounts receivable are recorded at the invoiced amount.  We carry our accounts receivable balances at net realizable value. We evaluate the collectability of our accounts receivable balances on a periodic basis and determine whether to provide an allowance or if any accounts should be written down and charged to expense as a bad debt. The evaluation is based on a past history of collections, current credit conditions, the length of time the account is past due and a past history of write-downs. A receivable balance is considered past due if we have not received payments based on agreed-upon terms.

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price paid over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an impairment test.

Goodwill acquired in a purchase is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date. We assess goodwill for impairment, using a qualitative process, annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We operate as one operating segment and as a singular reporting unit for goodwill impairment testing purposes. We adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2011-08, “Testing Goodwill for Impairment,” which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary. If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the goodwill must be tested using a two-step process based on prior accounting guidance, and if the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. In performing our qualitative assessment, we considered a number of factors, including macroeconomic conditions, the market for our industry, any developments with respect to our operating costs, the financial performance of our reporting unit, any changes to management or key personnel, and any changes to our intangible assets and their value. We concluded that there were no negative developments with respect to these factors that indicated that any goodwill is at risk of impairment and, therefore, no impairment losses related to goodwill were recorded.

Intangible assets are reviewed for impairment whenever events or changes in circumstances such as, but not limited to, significant declines in revenue, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired.  During October 2013, we performed an impairment test relating to customer relationships acquired in connection with certain intangible assets that we acquired in 2012 and, based on such test, concluded that it is impaired.  We recorded an impairment amount of $0.1 million to reduce the carrying value of this intangible asset, which is included as part of amortization expense for the year ended December 31, 2013.  Other than the impairment loss above, there were no other impairment losses identified and no other indicators of impairment to intangible assets for 2014, 2013 and 2012.

Stock-Based Compensation

We include stock-based compensation expense as part of operating expenses in connection with the grant or modification of stock option awards, restricted stock unit awards, employee stock purchase plan awards, and other equity awards to our directors, employees and consultants. We account for stock-based compensation in accordance with the authoritative accounting guidance on stock-based payment awards. Pursuant to the fair value recognition provisions of such guidance, stock-based payment awards are measured at the grant date based on the fair value of the award and is recognized as compensation expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. During the years ended December 31, 2014, 2013 and 2012, we recorded stock-based compensation expense of $4.6 million, $3.4 million and $2.9 million, respectively. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in “Note 13 — Stock-Based Compensation Expense” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

At December 31, 2014, total liabilities include $0.8 million of stock-based long-term incentive compensation expense related to our long-term sales incentive compensation plan.  Payments earned under the plan for the 2014 plan year will be made in stock-based payment awards to participants that remain employed with us through June 30, 2015, which will be paid in August 2015.  If any participant in our long-term sales incentive compensation plan is not employed on June 30, 2015, such participant will forfeit any rights to receive payment under the plan.  Refer to “Note 8 — Accounts Payable and Accrued Expenses” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Income Taxes

Our income tax expense represents amounts paid or payable (or received or receivable) for the current year and includes any changes in deferred taxes during the year.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as for operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences.  We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date.

Our deferred income tax expense represents the change during the period in deferred tax assets and deferred tax liabilities.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax asset. As a result of our historical operating performance and the cumulative net losses incurred to date, we do not have sufficient objective evidence to support the recovery of the deferred tax assets. Accordingly, we have established a valuation allowance against deferred tax assets for financial reporting purposes because we believe it is more likely than not that these deferred tax assets will not be realized.

We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in our provision for income taxes.

At December 31, 2014, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $155.5 million and $6.8 million and $5.1 million related to our international subsidiaries in Germany and United Kingdom, respectively.  The U.S. federal net operating losses will expire in various years beginning in 2026. Our foreign net operating loss carry-forwards can be carried forward without limitation in each respective country.  A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Internal Revenue Code in prior years that may limit our ability to utilize a portion of the NOLs in the future.

Recent Issued and Adopted Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, refer to “Note 2 — Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk primarily related to changes in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into hedging arrangements to manage the risks described below.

Interest Rate Risk

We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% decline in interest rates occurring January 1, 2014 and sustained through the period ended December 31, 2014, would not have been material.  We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

We were exposed to market risks related to fluctuations in interest rates related to our $32.5 million credit facility.  We currently do not have any outstanding borrowings under our credit facility.  Interest on our credit facility is tied to the lender’s prime rate and fluctuates periodically.  As a result, the interest rates on any of our outstanding debt obligations may fluctuate from time to time.  A sensitivity analysis was previously performed on our then-outstanding portion of our debt obligations in 2013.  Based on this analysis, we concluded that should the interest rate on our credit facility increase by 10.0%, the increase in our interest expense would not have been material to our financial results for the relevant period.

Foreign Currency Exchange Risk

Due to our international operations, we are exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars.  Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses primarily in Canada, Singapore and the United Kingdom, and, to a lesser extent, Germany in 2012.  The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented.  Substantially all of our advertiser contracts are currently denominated in U.S. dollars.  Therefore, we have minimal foreign currency exchange risk with respect to our revenue.  These exposures may change over time as our business practices evolve and if our exposure increases, adverse movements in foreign currency exchanges rates could have a material adverse impact on our financial results.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TREMOR VIDEO, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	57

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2014 and 2013	58

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	59

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012	60

Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock and Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2014, 2013 and 2012	61

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	62

Notes to Consolidated Financial Statements	63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tremor Video, Inc.

We have audited the accompanying consolidated balance sheets of Tremor Video, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, mandatorily redeemable convertible preferred stock and changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tremor Video, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP

New York, New York

March 13, 2015

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$77,787	$92,691
Accounts receivable, net of allowance for doubtful accounts of $883 and $959 as of December 31, 2014 and 2013, respectively	46,765	41,458
Prepaid expenses and other current assets	1,571	1,912
Deferred tax assets, short-term	194	—
Total current assets	126,317	136,061
Long-term assets:
Restricted cash	600	600
Property and equipment, net of accumulated depreciation of $5,027 and $3,618 as of December 31, 2014 and 2013, respectively	5,574	3,388
Intangible assets, net of accumulated amortization of $20,148 and $15,313 as of December 31, 2014 and 2013, respectively	15,552	20,387
Goodwill	29,719	29,719
Deferred tax assets	—	189
Other assets	243	216
Total long-term assets	51,688	54,499
Total assets	$178,005	$190,560

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$37,258	$32,312
Deferred rent and security deposits payable, short-term	20	14
Deferred revenue	15	271
Deferred tax liabilities, short-term	—	189
Total current liabilities	37,293	32,786
Deferred rent, long-term	745	742
Deferred tax liabilities, long-term	194	—
Total liabilities	38,232	33,528
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of December 31, 2014 and 2013, respectively; 51,106,254 and 49,998,274 shares issued and outstanding as of December 31, 2014 and 2013, respectively	5	5
Additional paid-in capital	274,094	267,767
Accumulated other comprehensive income	98	195
Accumulated deficit	(134,424)	(110,935)
Total stockholders’ equity	139,773	157,032
Total liabilities and stockholders’ equity	$178,005	$190,560

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended
	December 31,
	2014	2013	2012

Revenue	$159,487	$131,796	$105,190
Cost of revenue	101,673	77,925	61,317
Gross profit	57,814	53,871	43,873

Operating expenses:
Technology and development	16,992	11,637	8,144
Sales and marketing	42,623	38,496	35,042
General and administrative	14,712	10,950	10,824
Depreciation and amortization	6,675	6,310	5,992
Total operating expenses	81,002	67,393	60,002

Loss from operations	(23,188)	(13,522)	(16,129)

Interest and other income (expense), net:
Interest expense, net	(4)	(127)	(227)
Other income (expense), net	46	339	(8)
Total interest and other income (expense), net	42	212	(235)

Loss before provision for income taxes	(23,146)	(13,310)	(16,364)

Provision for income taxes	343	206	280

Net loss	(23,489)	(13,516)	(16,644)

Series F preferred stock deemed dividend	—	15,849	—

Net loss attributable to common stockholders	$(23,489)	$(29,365)	$(16,644)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.46)	$(1.02)	$(2.22)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	50,637,541	28,761,700	7,499,986

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended
	December 31,
	2014	2013	2012

Net loss	$(23,489)	$(13,516)	$(16,644)
Series F preferred stock deemed dividend	—	15,849	—
Net loss attributable to common stockholders	(23,489)	(29,365)	(16,644)
Other comprehensive (loss) gain:
Change in unrealized gain on short-term investments available for sale	—	—	7
Foreign currency translation adjustments	(97)	(150)	(58)
Comprehensive loss attributable to common stockholders	$(23,586)	$(29,515)	$(16,695)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock and Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

						Accumulated		Total
	(1)(3)		(2)(3)		Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Share	Amount	Share	Amount	Capital	Income	Deficit	(Deficit)

Balance as of December 31, 2011	32,563,192	$162,082	7,183,241	$1	$13,921	$396	$(64,926)	$(50,608)
Accretion of issuance costs	—	384	—	—	(384)	—	—	(384)
Exercise of stock option awards	—	—	369,890	—	433	—	—	433
Stock-based compensation expense	—	—	—	—	2,919	—	—	2,919
Common stock issued in the acquisition of Transpera, Inc.	—	—	169,131	—	863	—	—	863
Net loss	—	—	—	—	—	—	(16,644)	(16,644)
Change in unrealized gain on short-term investments	—	—	—	—	—	7	—	7
Foreign currency translation adjustment	—	—	—	—	—	(58)	—	(58)
Balance as of December 31, 2012	32,563,192	162,466	7,722,262	1	17,752	345	(81,570)	(63,472)
Accretion of issuance costs	—	191	—	—	(191)	—	—	(191)
Common stock issuance, net of $8,402 issuance costs	—	—	7,500,000	1	66,597	—	—	66,598
Conversion of preferred stock	(32,563,192)	(162,657)	32,587,453	3	162,654	—	—	162,657
Series F preferred stock deemed dividend	—	—	1,584,863	—	15,849	—	(15,849)	—
Reclassification of liability warrants to equity warrants	—	—	—	—	790	—	—	790
Exercise of warrants	—	—	64,067	—	—	—	—	—
Exercise of stock options awards	—	—	539,629	—	912	—	—	912
Stock-based compensation expense	—	—	—	—	3,404	—	—	3,404
Net loss	—	—	—	—	—	—	(13,516)	(13,516)
Foreign currency translation adjustment	—	—	—	—	—	(150)	—	(150)
Balance as of December 31, 2013	—	—	49,998,274	5	267,767	195	(110,935)	157,032
Exercise of stock options awards	—	—	773,411	—	767	—	—	767
Stock-based compensation expense	—	—	—	—	4,607	—	—	4,607
Common stock issued for settlement of restricted stock units net of 173,707 shares withheld to satisfy income tax withholding obligations	—	—	334,569	—	953	—	—	953
Net loss	—	—	—	—	—	—	(23,489)	(23,489)
Foreign currency translation adjustment	—	—	—	—	—	(97)	—	(97)
Balance as of December 31, 2014	—	$—	51,106,254	$5	$274,094	$98	$(134,424)	$139,773

(1)         Preferred Stock, at December 31, 2012 and 2011, included several series of preferred stock, refer to note 11.

(2)         Common Stock, at December 31, 2012 and 2011, included two series of common stock, refer to note 11.

(3)        All share amounts have been restated to reflect a 1-for-1.5 reverse stock split, refer to note 11.

The accompanying notes are an integral part of these consolidated financial statements

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(23,489)	$(13,516)	$(16,644)
Adjustments required to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	6,675	6,310	5,992
Bad debt (recovery) expense	(16)	(19)	70
Mark-to-market (income) expense	(6)	(313)	22
Stock-based compensation expense	4,622	3,404	2,919
Stock-based long-term incentive compensation expense	673	1,614	—
Change in unrealized gain on short-term investments available for sale	—	—	7
Net changes in operating assets and liabilities:
Increase in accounts receivable	(5,394)	(5,428)	(2,242)
Decrease (increase) in prepaid expenses, other current assets and other long-term assets	299	(964)	(355)
Increase in accounts payable and accrued expenses	5,899	9,604	4,787
Increase in deferred rent and security deposits payable	9	129	166
(Decrease) increase in deferred revenue	(256)	61	175
Net cash (used in) provided by operating activities	(10,984)	882	(5,103)

Cash flows from investing activities:
Purchase of property and equipment	(4,026)	(2,705)	(1,156)
Maturities of short-term investments	—	—	8,652
Changes in restricted cash	—	621	36
Acquisition of Transpera, Inc., net of cash acquired	—	—	15
Acquisition of InPlay	—	—	(1,950)
Purchase of Domain Name	—	—	(50)
Net cash (used in) provided by investing activities	(4,026)	(2,084)	5,547

Cash flows from financing activities:
Proceeds from common stock issuance, net of $8,402 issuance costs	—	66,598	—
Repayment of amount outstanding under credit facility	—	(6,000)	—
Proceeds from the exercise of stock option awards	767	912	433
Tax withholdings related to net share settlements of restricted stock units	(565)	—	—
Net cash provided by financing activities	202	61,510	433

Net (decrease) increase in cash and cash equivalents	(14,808)	60,308	877

Effect of exchange rate changes in cash and cash equivalents	(96)	(150)	(58)

Cash and cash equivalents at beginning of year	92,691	32,533	31,714
Cash and cash equivalents at end of year	$77,787	$92,691	$32,533

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Organization and Description of Business

Tremor Video, Inc. (the “Company”) is an advertising technology company elevating brand performance across all screens for the world’s leading brands and publishers.  The Company offers brand advertisers and publishers complete programmatic solutions to reach and engage consumers while providing transparency into what drives the success of brand advertising performance across multiple screens, including computers, smartphones, tablets and connected TVs.  The Company offers advertisers access to premium and often exclusive streaming video inventory and advanced real-time optimization capabilities at scale across multiple internet-connected devices in brand safe environments.  In addition, the Company provides advanced video analytic capabilities for advertisers and publishers, to measure, verify and evaluate the performance of their video ad campaigns.

The Company is headquartered in the State of New York.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Tremor Video, Inc. and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to fair values and useful lives of intangible assets, fair values of stock-based awards, income taxes, and contingent liabilities. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

The Company determines collectability of its accounts receivable by performing ongoing credit evaluations and monitoring its customers’ accounts receivable balances. For new customers and their agents, which may be advertising agencies or other third-parties, the Company performs a credit check with an independent credit agency and may check credit references to determine creditworthiness. The Company only recognizes revenue when collection is reasonably assured.

For the years ended December 31, 2014, 2013 and 2012, there were no advertisers that accounted for more than 10% of revenue.  At December 31, 2014 and 2013, there were no advertisers that accounted for more than 10% of outstanding accounts receivables.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s cash and cash equivalents approximates their cost plus accrued interest because of the short-term nature of the instruments.

Fair Value of Financial Instruments

The Company utilizes fair value measurements when required. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, restricted cash, accounts payable, accrued expenses and security deposits payable approximate fair values as of December 31, 2014 and 2013 due to the short-term nature of those instruments.

Restricted Cash

At December 31, 2014 and 2013, the Company had total restricted cash outstanding of $600, which was used to collateralize a standby letter of credit for its office space in New York, New York.

Accounts Receivable, Net

The Company extends credit to customers and generally does not require any security or collateral.  Accounts receivable are recorded at the invoiced amount.  The Company carries its accounts receivable balances at net realizable value. Management evaluates the collectability of its accounts receivable balances on a periodic basis and determines whether to provide an allowance or if any accounts should be written down and charged to expense as bad debt. The evaluation is based on a past history of collections, current credit conditions, the length of time the account is past due and a past history of write-downs. An accounts receivable balance is considered past due if the Company has not received payments based on agreed-upon terms.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense on property and equipment is calculated using the straight-line method over the following estimated useful lives:

Computer hardware	3 years
Furniture and fixtures	7 years
Computer software	3 years
Office equipment	3 years

Leasehold improvements are amortized over the shorter of the remaining life of the lease or the life of the asset. The cost of additions, and expenditures that extend the useful lives of existing assets, are capitalized, while repairs and maintenance costs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets, Net

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and intangible assets acquired.  Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives.  The Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.  Goodwill is not amortized, but rather is subject to an impairment test.

The Company evaluates goodwill and other intangible assets with indefinite lives for impairment annually as of October 1st, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company adopted FASB Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment,” which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary.

If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill must be tested using a two-step process based on prior authoritative guidance, and if the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. The Company has not identified any impairment of its goodwill at December 31, 2014 and 2013, and therefore, for the years ended December 31, 2014, 2013 and 2012, no impairment losses related to goodwill were recorded.

Intangible assets that are not considered to have an indefinite useful life are amortized over their estimated useful lives on a straight-line method as follows:

Technology	5 to 7 years
Customer relationships	5 to 10 years
Trademarks and trade names	5 to 7 years
Non-competition agreements	1 year

Intangible assets are reviewed for impairment whenever events or changes in circumstances such as, but not limited to, significant declines in revenue, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired.  During October 2013, the Company performed an impairment test relating to customer relationships acquired in connection with certain intangible assets acquired in 2012 and, based on such test, concluded that it was impaired.  The Company recorded an impairment amount of $132 to reduce the carrying value of this intangible asset, which was included as part of amortization expense for the year ended December 31, 2013.  The Company has not identified any other impairment losses on the remaining intangible assets, or long-lived assets, during the years ended December 31, 2014, 2013, and 2012.

Deferred rent liability

The Company recognizes and records rent expense related to its lease agreements, which includes scheduled rent increases, on a straight-line basis beginning on the commencement date over the life of the lease.  The Company also recognizes and records rent concessions, in the form of reduced rent payments, on a straight-line basis over the life of the lease agreement.

Differences between straight-line rent expense and actual rent payments are recorded as deferred rent and presented as either a current or long-term liability in the consolidated balance sheets based on the term of the respective lease.

Revenue Recognition and Deferred Revenue

For the years ended December 31, 2014, 2013 and 2012, the Company generated revenue primarily from the delivery of in-stream video advertisements for brand advertisers and agencies through the Tremor Video Network.  The Company also generated revenue from selling licenses to advertisers, agencies and publishers.  Revenue is recognized when the related services are delivered based on the specific terms of the contract, which are commonly based on the number of impressions delivered or by the actions of the viewers.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

The Company recognizes revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the client reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.  Collectability is assessed based on a number of factors, including the creditworthiness of a client and transaction history.  Amounts billed or collected in excess of revenue recognized are included as deferred revenue. The Company recognizes revenue from the delivery of video ads in the period in which the video ads are delivered.  In addition to traditional fixed cost per thousand impressions (“CPM”) based pricing models where an advertiser pays based on the number of ad impressions delivered, the Company also offers a number of performance-based pricing models where the Company is compensated only when viewers take certain actions or when certain campaign results are achieved.  For campaigns sold on a CPM basis, the Company recognizes revenue upon delivery of impressions, or delivery of impressions to a specific target demographic for CPM-priced ad campaigns with demo guarantees.  With respect to the Company’s performance based pricing models, the Company recognizes revenue only when the specified action is taken or campaign result is achieved.

The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the Company’s transactions.  In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations.  The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement.  While none of the factors individually are considered presumptive or determinative, because the Company is the primary obligor and is responsible for (1) identifying and contracting with third-party advertisers, (2) establishing the selling prices of the video ads sold, (3) performing all billing and collection activities, including retaining credit risk, (4) all billing or service-related issues related to the purchase of video advertising inventory as clients do not have a direct relationship with publishers that provide such inventory, and (5) bearing sole responsibility for fulfillment of the advertising even if the Company lacks a video advertising campaign to deliver to these video ad impressions, the Company acts as the principal in these arrangements and therefore reports revenue earned and costs incurred related to these transactions on a gross basis.

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

As of December 31, 2014 and 2013, there were $15 and $271, respectively, of amounts either billed in excess of recognized revenue or for services for which cash payments were received in advance of the Company’s performance of the service under the arrangement and recorded as deferred revenue in the accompanying consolidated balance sheets.

Cost of Revenue

Cost of revenue primarily represents video advertising inventory costs under the Company’s publisher contracts, third-party hosting fees and third-party serving fees incurred to deliver the video ads.  Cost of revenue also includes costs of licenses from third-party data providers utilized in the Company’s solutions.  Substantially all of the Company’s cost of revenue is attributable to video advertising inventory costs under its publisher contracts.  Cost of revenue is recognized on a publisher-by-publisher basis at the same time that the associated advertising revenue is recognized.  Substantially all of the Company’s exclusive publisher contracts contain minimum percentage fill rates on qualified video ad requests, which effectively means that the Company must purchase this inventory even if the Company lacks a video advertising campaign to deliver to these video ad impressions.  The Company recognizes the difference between the contractually required fill rate and the number of video ads actually delivered on the publisher’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Historically, the impact of the difference between the contractually required fill rate and the number of ads delivered has not been material. Costs owed to publishers but not yet paid are recorded in the consolidated balance sheets as accounts payable and accrued expenses.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries, incentive compensation, stock-based compensation and other personnel-related costs for sales, marketing and creative employees and the advertiser focused, publisher focused and licensing solution focused sales and sales support employees. Additional expenses in this category include marketing programs, consulting, travel and other related overhead. These costs are expensed when incurred and are included in sales and marketing expenses. Advertising costs, which are comprised of print and internet advertising, were $688, $833 and $1,372 for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-Based Compensation Expenses

The Company accounts for stock-based compensation expense under FASB ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of stock-based compensation expense based on estimated fair values, for all stock-based payment awards made to employees, and FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” which requires the measurement and recognition of stock-based compensation expense based on the estimated fair value of services or goods being received, for all stock-based payment awards made to other service providers and non-employees.

The Company measures its stock-based payment awards based on its estimate of the fair value of such award using an option-pricing model, for stock option awards, and the fair value of the Company’s common stock on the date of grant, for restricted stock unit awards.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

The Company recognizes compensation expenses for the value of its stock-based payment awards, which have graded vesting criteria based on service conditions, using the straight-line method, over the requisite service period of each of the awards, net of estimated forfeitures.

In the event of modification of the conditions on which stock-based payment awards were granted, an additional expense is recognized for any modification that increases the total fair value of the stock-based payment arrangement or is otherwise beneficial to the employee, other service provider or non-employee at the modification date.

Income Taxes

Income taxes represents amounts paid or payable (or received or receivable) for the current year and includes any changes in deferred taxes during the year.  The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carry-forwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences.  The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. Deferred income tax expense represents the change during the period in deferred tax assets and deferred tax liabilities.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  The Company reduces the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax asset. As a result of the Company’s historical operating performance and the cumulative net losses incurred to date, the Company does not have sufficient objective evidence to support the recovery of the deferred tax assets. Accordingly, the Company has established a valuation allowance against

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

deferred tax assets for financial reporting purposes because the Company believes it is more likely than not that these deferred tax assets will not be realized. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in its provision for income taxes in the consolidated statements of operations.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for warrants to purchase mandatorily redeemable convertible preferred stock (“preferred stock”), warrants to purchase common stock, preferred stock, stock option awards and restricted stock unit awards.  Due to the Company’s net loss attributable to common stockholders: (i) warrants to purchase preferred stock; (ii) warrants to purchase common stock; (iii) preferred stock; (iv) stock option awards; and (v) restricted stock unit awards were not included in the computation of diluted net loss per share attributable to common stockholders, as the effects would be anti-dilutive.  Accordingly, basic and diluted net loss per share attributable to common stockholders is equal for the years presented.

Comprehensive Loss

Comprehensive loss consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive loss and its components are presented in the accompanying consolidated statements of comprehensive loss.

Foreign Currency Translation Adjustments

The functional currency of the Company’s international subsidiaries is their local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using period-end exchange rates for assets and liabilities, and average exchange rates for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity.  For the years ended December 31, 2014, 2013 and 2012, foreign currency translation adjustment losses of $97, $150, and $58, respectively, were recorded as a component of comprehensive loss in the consolidated financial statements.  Realized and unrealized transaction gains and losses are included in the consolidated statements of operations in the period in which they occur, except on inter-company balances considered to be long-term. Transaction gains and losses on inter-company balances which are considered to be long-term are recorded in accumulated other comprehensive income. The Company considers its inter-company balances to be long-term in nature. Net gains resulting from transactions denominated in foreign currencies was accounted for in the Company’s consolidated statements of operations and totaled $14, $12, and $28 for the years ended December 31, 2014, 2013 and 2012, respectively.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers

In May 2014, the FASB issued an ASU that provides a comprehensive model for recognizing revenue with customers.  This update clarifies and replaces all existing revenue recognition guidance within U.S. GAAP and may be adopted retrospectively for all periods presented or adopted using a modified retrospective approach.  This update is effective for annual and interim periods beginning after December 15, 2016 (beginning with the Company’s first quarter in 2017), with no early adoption permitted.  The Company is currently evaluating the adoption method to apply and the impact that the update will have on its consolidated financial statements and related disclosures.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

FASB Accounting Standards Update No. 2013-11 — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued an ASU related to the presentation of unrecognized tax benefits. This requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. This ASU is effective for annual and interim periods beginning after December 15, 2013.  The Company adopted this guidance in the first quarter of 2014.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

•  Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•  Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$68,570	$—	$—	$68,570	$89,042	$—	$—	$89,042
	$68,570	$—	$—	$68,570	$89,042	$—	$—	$89,042

(1)         Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $9,217 and $3,649 of operating cash balances as of December 31, 2014 and 2013, respectively.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

3.  Fair Value Measurements (Continued)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following tables present the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the year ended December 31, 2013:

2013
Beginning balance at January 1,(1)	$1,103
Mark-to-market income before reclassifications	(313)
Reclassification to additional paid-in capital	(790)
Ending balance at December 31,(1)	$—

(1)         The Company used an option pricing model to determine the fair value of the warrants to purchase preferred stock.  Significant inputs included an estimate of the fair value of the Company’s preferred stock as of December 31, 2012, the remaining contractual life of the warrant, a risk-free rate of interest, and an estimate of the Company’s stock volatility based on an analysis of peer companies.  In connection with the Company’s initial public offering (“IPO”), these warrants to purchase preferred stock were adjusted to fair value through July 2, 2013 and were subsequently reclassified to additional paid-in capital (refer to note 11).

4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	December 31,
	2014	2013

Prepaid expenses and other current assets	$1,406	$1,704
Prepaid rent	165	—
Prepaid taxes	—	208
Total prepaid expenses and other current assets	$1,571	$1,912

5.  Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,
	2014	2013

Computer hardware	$5,880	$3,908
Furniture and fixtures	1,768	1,090
Leasehold improvements	1,749	1,422
Computer software	991	482
Office equipment	213	104
Total	10,601	7,006
Less: accumulated depreciation	(5,027)	(3,618)
Total property and equipment, net of accumulated depreciation	$5,574	$3,388

The depreciation expense related to property and equipment was $1,840, $1,312, and $1,104 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company recorded a reduction of $431 and $771 to the cost and accumulated depreciation of fully depreciated equipment and leasehold improvements no longer in use for the years ended December 31, 2014 and 2013, respectively.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

6.  Goodwill and Intangible Assets, Net

The total balance of goodwill as of December 31, 2014 and 2013 was $29,719.  There were no changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013.

Information regarding the Company’s acquisition-related intangible assets, net is as follows:

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$24,500	$(14,491)	$10,009
Customer relationships	8,900	(4,069)	4,831
Trademarks and trade names	1,650	(988)	662
Non-competition agreements	600	(600)	—
Domain name(1)	50	—	50
Total acquisition-related intangible assets, net	$35,700	$(20,148)	$15,552

	December 31, 2013
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$24,500	$(10,865)	$13,635
Customer relationships(2)	8,900	(3,109)	5,791
Trademarks and trade names	1,650	(739)	911
Non-competition agreements	600	(600)	—
Domain name(1)	50	—	50
Total acquisition-related intangible assets, net	$35,700	$(15,313)	$20,387

(1)         This intangible asset is considered to have an indefinite useful life and, therefore, not subject to amortization.

(2)         During October 2013, the Company performed an impairment test relating to customer relationships acquired in connection with certain intangible assets acquired in 2012 and, based on such test, concluded that it was impaired.  The Company recorded an impairment amount of $132 to reduce the carrying value of this intangible asset, which was included as part of amortization expense for the year ended December 31, 2013.  The Company has not identified any other impairment losses on the remaining intangible assets, or long-lived assets, during the years ended December 31, 2014, 2013, and 2012.

Amortization expense amounted to $4,835, $4,998 and $4,888 for the years ended December 31, 2014, 2013 and 2012, respectively.  The estimated future amortization expenses of the acquisition-related intangible assets that are considered to have a definite life, as of December 31, 2014, for the next five years and thereafter are as follows:

2015	$4,836
2016	4,420
2017	3,956
2018	780
2019	780
2020 and thereafter	730
Total(1)	$15,502

(1)         Total estimated future amortization expenses exclude any intangible assets considered to have an indefinite useful life.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

7.  Income Taxes

The components of the Company’s loss before income tax provision for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended
	December 31,
	2014	2013	2012
Loss before provision for income taxes:
Domestic	$(22,248)	$(14,408)	$(13,871)
Foreign	(898)	1,098	(2,493)
Total loss before provision for income taxes	$(23,146)	$(13,310)	$(16,364)

The Company’s income tax provision, which consists of minimum U.S. state and local taxes, consists of the following:

	Years Ended
	December 31,
	2014	2013	2012
Provision for current income taxes:
U.S. federal	$—	$—	$—
U.S. state and local	328	199	280
Foreign	15	7	—
Total provision for current income taxes	343	206	280
Provision for deferred income taxes:
U.S. federal	—	—	—
U.S. state and local	—	—	—
Foreign	—	—	—
Total provision for deferred income taxes	—	—	—
Total provision for income taxes	$343	$206	$280

A reconciliation between the U.S. federal statutory income tax rate to the effective tax rate, by applying such rates to loss before income tax provision, for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended
	December 31,
	2014	2013	2012

U.S. federal statutory income tax rate	(34.00)%	(34.00)%	(34.00)%
State income tax rate, net of U.S. federal tax benefit	0.94	6.69	1.11
Change in income tax rates	1.73	(8.33)	(4.49)
Other	1.40	(0.45)	(1.40)
Stock-based compensation expense	2.70	3.85	2.99
Change in deferred tax asset valuation	28.71	33.79	37.50
Effective tax rate	1.48%	1.55%	1.71%

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

7.  Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating losses and tax credits	$39,720	$37,023
Stock-based compensation expense	1,830	1,136
Allowance for doubtful accounts	371	388
Accrued expenses	333	737
Deferred rent	317	307
Depreciation and amortization expense	221	394
Capitalization of research and development, and start-up costs	—	1,203
Other	115	176
Total deferred tax assets before valuation allowance	42,907	41,364
Less: valuation allowance	(36,803)	(33,213)
Total deferred tax assets, net of valuation allowance	6,104	8,151

Deferred tax liabilities:
Intangible assets	(6,079)	(8,126)
Depreciation and amortization expense	(16)	(18)
Other	(9)	(7)
Total deferred tax liabilities	(6,104)	(8,151)

Total deferred tax assets, net	$—	$—

For financial and tax reporting purposes, the Company has incurred net operating losses in each period since its inception and, therefore, a significant portion of the deferred tax assets recognized relate to such net operating losses.  In determining whether the Company may realize the benefits from these deferred tax assets, the Company considers all available objective and subjective evidence, both positive and negative.  Based on the weight of such evidence, a valuation allowance on a jurisdiction by jurisdiction basis is necessary for some portion, or all, of the deferred tax assets since the Company cannot be assured that, more likely than not, such amounts will be realized.  Based on the available objective and subjective evidence, including the Company’s history of net operating losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable at December 31, 2014 and 2013.  Accordingly, the Company provided a valuation allowance on the entire deferred tax assets balance to reflect the uncertainty regarding the realizability of these assets for the periods presented.

For the year ended December 31, 2014, the Company’s valuation allowance has increased by $3,590 to $36,803, compared to December 31, 2013.

As of December 31, 2014, the Company has U.S. federal and state net operating loss carry-forwards of approximately $155,471, and foreign net operating loss carry-forwards of $6,787 and $5,142 related to its international subsidiaries in Germany and United Kingdom, respectively, which are available to reduce future taxable income in those jurisdictions. The U.S. federal net operating losses will expire in various years beginning in 2026 through 2034. The Company’ foreign net operating loss carry-forwards can be carried forward without limitation in each respective country.  The U.S. federal net operating losses includes acquired tax loss carry-forwards of Transpera, Inc. (“Transpera”) and ScanScout, Inc. (“ScanScout”), which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carry-forwards of Transpera and ScanScout that are available to offset future taxable income to approximately $160 and $2,220, respectively, annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

7.  Income Taxes (Continued)

Included in the U.S. federal and state net operating loss carry-forwards, but not included in the table above are approximately $3,875 of net operating losses from excess tax deductions attributable to equity compensation. The tax benefit of the excess tax deduction attributable to stock-based compensation expense will be recorded to additional paid-in-capital when it reduces U.S. federal income taxes payable.

The Company did not record any amounts related to uncertain tax positions or tax contingencies at December 31, 2014 and 2013.  As of December 31, 2014 and 2013, the primary tax jurisdictions in which the Company is subject to tax were the U.S. federal and state jurisdictions (primarily the State and City of New York), Singapore and United Kingdom. Since the Company is in a net operating loss position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a net operating loss carry-forward is available. The Company’s open tax years extend back to 2005. In the event that the Company concludes that it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of provision for income taxes. No amounts of interest or penalties were recognized in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2014	2013

Trade accounts payable	$27,218	$24,121
Accrued compensation, benefits and payroll taxes(1)	6,992	5,612
Accrued cost of sales	1,722	1,267
Other payables and accrued expenses	1,326	1,312
Total accounts payable and accrued expenses	$37,258	$32,312

(1) At December 31, 2014 and 2013, accrued compensation, benefits and payroll taxes includes $768 and $1,614 of stock-based long-term incentive compensation expense, respectively, related to the Company’s long-term sales incentive compensation plan.  Payments earned under the long-term sales incentive compensation plan for the 2013 plan year were paid in stock-based payment awards in August 2014 to participants that remained employed through June 30, 2014.  The Company issued an aggregate total of 293,650 shares to employees under its 2013 Equity Incentive Plan (“2013 Plan”)  on account of such payments, net of 173,169 shares withheld to satisfy income tax withholding obligations in the amount of $565, which were remitted to tax authorities.  Payments earned under the plan for the 2014 plan year will be made in stock-based payment awards to participants that remain employed with the Company through June 30, 2015, which will be paid in August 2015.  If any participant in the Company’s long-term sales incentive compensation plan is not employed on June 30, 2015, such participant will forfeit any rights to receive payment under the plan for the 2014 plan year.

9.  Credit Facility

The Company is party to a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”), dated as of June 7, 2007, as amended.

On October 20, 2014, the Company amended its Loan Agreement to, among other things: (i) increase the Company’s revolving credit facility from $25,000 to $32,500; (ii) add a letter of credit, foreign exchange and cash management facility in an aggregate amount of $2,500; (iii) reduce the Company’s interest rate from SVB’s prime rate plus 0.50% to SVB’s prime rate; (iv) increase the fee for unused capacity from 0.20% to 0.25% per year and is payable quarterly; (v) adjust the quick ratio financial covenant from 1.50 to 1.00 to 1.25 to 1.00; and (vi) extend the maturity date to December 30, 2016.

On October 21, 2014, SVB issued an irrevocable standby letter of credit in the amount of $1,532 in favor of the landlord as additional collateral pursuant to the terms of the Company’s New Lease (refer to note 10).  The irrevocable standby letter of credit can be drawn down from amounts available under the credit facility, is for a one-year term expiring on October 21, 2015, and may be automatically extended for an additional one-year term.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

9.  Credit Facility (Continued)

On July 30, 2013, the Company repaid $6,033, in principal borrowings and accrued interest expense under its credit facility.  As of December 31, 2014 and 2013, the Company did not have any borrowings outstanding under the credit facility.

Pursuant to the credit facility, as amended, the Company can incur revolver borrowings up to the lesser of $32,500 and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amounts borrowed under the credit facility must be paid at maturity.  Interest under the credit facility is payable monthly.

The credit facility includes customary conditions to borrowing, covenants and events of default.  The Company was in compliance with all covenants under the credit facility as of December 31, 2014 and 2013.

As collateral for its obligations under the credit facility, the Company granted a first priority security interest to SVB in all assets of the Company other than intellectual property.  The Company is also required to maintain all of its cash and cash equivalents at accounts with SVB, unless the Company maintains at least $30,000 of cash and cash equivalents with SVB, in which case the Company can maintain the excess with another banking institution.  The Company has agreed not to pledge its intellectual property as collateral without SVB’s prior written consent.

10.  Commitments and Contingencies

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

On October 27, 2014, the Company entered into a lease for its new principal executive offices at 1501 Broadway, New York, New York, for approximately 51,000 square feet of office space (the “New Lease”).  The initial ten-year term of the New Lease commenced on January 7, 2015, and the Company is in the process of relocating to this new office space.  The Company continues to lease approximately 22,000 square feet of leased office space at its existing principal executive offices in New York, New York pursuant to a lease agreement that expires in 2021. The Company is actively pursuing sublease tenants for this space, but there can be no assurance the Company will be able to sublease this property and even if the Company does sublease the property, the Company will remain liable to the landlord under this lease.

As of December 31, 2014, future minimum payment commitments required under the Company’s non-cancellable office space leases, including the lease for its existing principal executive offices and the New Lease, co-location agreements and marketing services for the next five years and thereafter are as follows:

2015	$2,697
2016	4,335
2017	3,656
2018	2,987
2019	2,958
2020 and thereafter	12,634
Total operating commitments	$29,267

Total rent expense for the years ended December 31, 2014, 2013 and 2012 were $1,733, $1,479, and $1,397, respectively.

Letters of Credit

At December 31, 2014 and 2013, the Company had an outstanding letter of credit of $600 related to its existing principal executive offices in New York, New York. Refer to note 9 for further discussion on the Company’s standby letter of credit relating to its New Lease.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

10.  Commitments and Contingencies (Continued)

Legal Contingencies

The Company is occasionally involved with various claims and litigation during the normal course of business.  Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated.  As of December 31, 2014 and 2013, no material reserves were recorded. No reserves are established for losses which are only reasonably possible.  The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any.  Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements.

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, its directors and certain of its executive officers. The lawsuit alleges certain misrepresentations by the Company in connection with its IPO concerning its business and prospects.  The lawsuit seeks unspecified damages.  On February 7, 2014, the Court entered an order appointing lead plaintiff and lead counsel.  On April 22, 2014, lead plaintiffs filed an amended complaint.  On July 14, 2014, the Company filed a motion to dismiss the amended complaint.  On August 28, 2014, lead plaintiffs filed their opposition to the motion to dismiss.  On September 18, 2014, the Company filed a reply in support of the motion to dismiss the amended complaint.  The Company intends to vigorously defend against these claims. Refer to note 19 for further discussion.

11.  Stockholders’ Equity

Reverse Stock Split

On June 13, 2013, the Company’s board of directors and stockholders approved an amendment and restatement of the Company’s amended and restated certificate of incorporation effecting a 1-for-1.5 reverse stock split of the Company’s issued and outstanding shares of preferred stock, common stock, and the renaming of the Series I common stock to common stock.  The par value of the common stock was not adjusted as a result of the reverse stock split.  The original issue prices for all series of preferred stock were proportionately adjusted to reflect the reverse stock split.  All authorized, issued and outstanding shares of common stock, preferred stock and per share amounts presented in the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split and the renaming of the “Series I common stock” to “common stock” for all periods presented.

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

Initial Public Offering

On July 2, 2013, the Company closed its IPO of common stock in which the Company issued and sold 7,500,000 shares of common stock.  Upon closing of the IPO, all of the Company’s outstanding preferred stock automatically converted into 34,172,316 shares of common stock, which includes a one-time $15,849 non-cash preferred stock deemed dividend related to the issuance of 1,584,863 of additional shares of common stock in connection with the Series F preferred stock ratchet provision (refer below for further discussion) and all of the Company’s outstanding Series II common stock automatically converted into 1,052,464 shares of common stock.  In addition, the outstanding warrants to purchase preferred stock automatically converted into warrants to purchase 142,534 shares of common stock, and the warrants to purchase preferred stock liability of $790, which includes a $313 adjustment for the change in fair value from January 1, 2013 through July 2, 2013, was reclassified to additional paid-in capital.  Refer to note 3 for further discussion.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

11.  Stockholders’ Equity (Continued)

Series F Preferred Stock Ratchet Provision

During the years ended December 31, 2013 and 2012, the Company had several classes of $0.0001 par value preferred stock outstanding.  The terms of the Company’s Series F preferred stock provided that the ratio at which each share of such series would automatically convert into shares of common stock would increase, from a 1:1 basis, if a qualified IPO price was below $13.997 per share, which represented the original issue price of $9.3314 (the “conversion price”) adjusted for other anti-dilution provisions pursuant to the terms of the Series F preferred stock.  The Company therefore concluded that such conversion ratio and conversion price were contingently adjustable based on a future events and such effects would not be recognized in earnings until such contingency had been resolved, in this case July 2, 2013.   Based on the Company’s IPO price of $10.00 per share, the conversion ratio automatically increased to a 1:1.3997 basis, with the conversion price automatically adjusting and decreasing to $6.6667 (the “adjusted conversion price”).  As a result, on July 2, 2013 upon the closing of the Company’s IPO, the outstanding shares of Series F preferred stock automatically converted into an aggregate total of 5,549,989 shares of common stock, which included 1,584,863 additional shares of common stock related to the ratchet provision described above.

As the fair value of the common stock to be received upon conversion (the IPO price of $10.00 per share) of the Series F preferred stock was greater than the adjusted conversion price, the conversion of the Series F preferred stock resulted in a beneficial conversion feature, analogous to a preferred stock dividend.  The beneficial conversion feature was calculated as the difference between the number of shares of common stock each holder of such series would receive upon the automatic conversion and the number of shares contingently issuable just prior to the automatic conversion based on the initial conversion price multiplied by the IPO price of $10.00 per share, which represents the fair value of the common stock on the date of conversion.  On July 2, 2013, the Company recorded a one-time $15,849 non-cash preferred stock deemed dividend related to the issuance of additional common shares resulting from the ratchet provision.  Such non-cash preferred stock deemed dividend results in an increase to net loss to arrive at net loss attributable to common stockholders and, consequently, results in an adjustment to the Company’s computation of net loss per share attributable to common stockholders.

Warrants to Purchase Preferred Stock and Common Stock

Prior to the Company’s IPO in 2013, the Company issued certain warrants to purchase preferred stock in connection with its financing arrangements.  These warrants to purchase preferred stock were exercisable at any time prior to expiration.  The Company concluded that freestanding warrants and other similar instruments on shares that are redeemable (either put-able or mandatorily redeemable) were accounted for as liabilities, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity.

On July 2, 2013, in connection with the closing of the Company’s IPO, all of the Company’s outstanding warrants to purchase preferred stock were converted into warrants to purchase common stock in the aggregate of 142,534 shares of common stock.  This conversion resulted in the warrants to purchase common stock being reclassified to additional paid-in capital (refer to above discussion under “Initial Public Offering”).

Mark-to-market income (expense) related to the fair value measurement of these warrants to purchase preferred stock were $313 and $(24) for the years ended December 31, 2013 (through July 2, 2013) and 2012, respectively.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

11.  Stockholders’ Equity (Continued)

The following table summarizes the Company’s outstanding warrants to purchase common stock as of December 31, 2014:

		Exercise Price	Warrants
Grant Date	Expiration Date	Per Share	Outstanding
October 28, 2013	June 30, 2017	$2.46	31,130
August 12, 2013	June 26, 2016	$5.76	8,694
			39,824

12.  Changes in Accumulated Other Comprehensive Income

The following table provides the components of accumulated other comprehensive income:

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2014	$195	$195
Other comprehensive loss(1)	(97)	(97)
Ending balance at December 31, 2014	$98	$98

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2013	$345	$345
Other comprehensive loss(1)	(150)	(150)
Ending balance at December 31, 2013	$195	$195

(1) For the years ended December 31, 2014 and 2013, there were no reclassifications to or from accumulated other comprehensive income.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

13.  Stock-Based Compensation Expense

The Company included stock-based compensation expense related to all of the Company’s stock-based payments awards in various operating expense categories for the years ended December 31, 2014, 2013 and 2012 as follows:

	Years Ended
	December 31,
	2014	2013	2012
Stock-based compensation expense:
Technology and development	$907	$549	$422
Sales and marketing(1)	1,506	1,188	1,020
General and administrative	2,209	1,667	1,477
Total stock-based compensation expense	$4,622	$3,404	$2,919

(1)         Includes $15 in stock-based compensation expense related to a non-employee third-party stock grant issued in 2014.

Stock-Based Incentive Plans

On June 26, 2013, the Company adopted the 2013 Plan.  The Company has stock option awards outstanding under five stock-based incentive plans as of December 31, 2014 and December 31, 2013, including, in each case, two plans that were assumed as part of the acquisition of ScanScout.  The Company has restricted stock unit awards outstanding, under its 2013 Plan, as of December 31, 2014 and 2013.

The Company’s initial share reserve under the 2013 Plan upon adoption was 1,333,333 shares of common stock. The number of shares reserved for issuance under the 2013 Plan increases automatically on the first day of January of each year, for a period of ten years, continuing through and including January 1, 2023, by the lesser of 4% of the total number of shares of common stock on the immediately preceding December 31st, or a lesser number of shares determined by the Company’s board of directors.  The maximum term for stock option awards granted under the 2013 Plan may not exceed ten years from the date of grant.  The 2013 Plan will terminate ten years from the date of approval unless it is terminated earlier by the compensation committee of the board of directors.

Stock Option Awards Outstanding

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of December 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
	Options	Life	Price	Options	Life	Price
Range of Exercise Prices	Outstanding	(Years)	Per Share	Exercisable	(Years)	Per Share

$0.26 - $0.44	102,614	1.32	$0.31	102,614	1.32	$0.31
$0.53 - $0.64	226,633	3.13	0.75	226,633	3.13	0.75
$1.11 - $1.49	943,284	4.52	1.28	943,284	4.52	1.28
$2.66 - $3.72	437,907	9.20	3.09	44,331	5.38	2.66
$4.27 - $5.90	4,571,961	6.79	4.59	3,215,995	6.06	4.54
$8.15 - $9.64	542,743	8.38	8.44	207,094	8.15	8.39
	6,825,142	6.56	4.15	4,739,951	5.60	3.77

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

13.  Stock-Based Compensation Expense (Continued)

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of December 31, 2014:

	Number of	Weighted
	Stock Option	Average
	Awards	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2013	7,302,761	$3.96
Stock option awards granted	1,006,094	3.88
Stock option awards forfeited	(710,302)	5.30
Stock option awards exercised	(773,411)	0.99
Stock option awards outstanding as of December 31, 2014	6,825,142	4.15

Stock option awards vested and exercisable as of December 31, 2014	4,739,951	3.77

Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.

Other selected information is as follows:

	Years Ended
	December 31,
	2014	2013	2012

Aggregate fair value of stock option awards vested	$3,116	$2,802	$2,855

Aggregate intrinsic value of outstanding stock option awards	2,252	6,741	17,846

Aggregate intrinsic value of stock option awards exercised	2,407	3,525	1,507

Weighted-average grant-date fair value per share of stock option awards granted	1.84	3.23	2.34

Cash proceeds received from stock option awards exercised	767	912	433

The fair value for stock option awards granted under all plans was estimated at the date of grant using a Black-Scholes option pricing model.  Calculating the fair value of the stock option awards requires subjective assumptions, including, but not limited to, the expected term of the stock option awards and stock price volatility. The Company estimates the expected life of stock option awards granted based on the simplified method, which the Company believes, is representative of the actual characteristics of the awards. The Company estimates the volatility of its common stock on the date of grant based on the historic volatility of comparable companies in its industry.  Risk-free interest rates are based on yields from United States Treasury zero-coupon issues with a term consistent with the expected term of the awards in effect at the time of grant. Estimated forfeitures are based on actual historical pre-vesting forfeitures. The Company has never declared or paid any cash dividends and has no current plan to do so. Consequently, it used an expected dividend yield of zero.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

13.  Stock-Based Compensation Expense (Continued)

The following table presents the assumptions for stock option awards granted during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012

Volatility	48% - 49%	47% - 54%	56% - 57%
Risk-free interest rate	1.77% - 2.01%	0.86% - 1.88%	0.60% - 1.17%
Expected life (in years)	5.74 - 6.00	5.50 - 6.08	5.12 - 6.09
Dividend yield	0.00%	0.00%	0.00%

There was $4,772 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of December 31, 2014.  This cost is expected to be recognized over a weighted-average period of 2.78 years.

Non-vested Restricted Stock Unit (RSU) Awards Outstanding

The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the year ended December 31, 2014:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
	Outstanding	Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2013	70,119	$9.63
Restricted stock unit awards granted	1,771,861	$3.70
Restricted stock unit awards forfeited	(171,999)	$5.12
Restricted stock unit awards vested	(508,276)	$3.34
Non-vested restricted stock unit awards outstanding as of December 31, 2014	1,161,705	$3.82

	Years Ended
	December 31,
	2014	2013	2012

Aggregate grant date fair value of restricted stock unit awards outstanding	$4,438	$675	$—

As of December 31, 2014, there was $3,447 of total unrecognized compensation cost related to non-vested restricted stock unit awards.  This cost is expected to be recognized over a weighted-average period of 3.42 years.

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

13.  Stock-Based Compensation Expense (Continued)

excess of $25 in any calendar year.

No more than 2,000,000 shares of common stock are reserved for future issuance under the 2014 ESPP.  The Company’s first offering period commenced in August 2014 and will end in February 2015.

The fair value for each award under the 2014 ESPP was estimated at the date of grant, at the beginning of the offering period, using a Black-Scholes option pricing model.  Calculating the fair value of the ESPP awards requires subjective assumptions, including, but not limited to, the expected term of the ESPP award and stock price volatility. The Company estimates the expected life of the awards granted under the 2014 ESPP based on the duration of the offering periods, which is six months.  The Company estimates the volatility of its common stock on the date of grant based on the historic volatility of comparable companies in its industry. Risk-free interest rates are based on yields from United States Treasury zero-coupon issues with a term consistent with the expected term of the awards in effect at the time of grant. The Company has never declared or paid any cash dividends and has no current plan to do so. Consequently, it used an expected dividend yield of zero.

For the year ended December 31, 2014, the following assumptions were used for awards issued under the 2014 ESPP:

2014
Volatility	33.82%
Risk-free interest rate	0.05%
Expected life (in years)	0.50
Dividend yield	0.00%

As of December 31, 2014, there was $45 of total unrecognized compensation cost related to awards under the 2014 ESPP. This cost is expected to be recognized over a weighted-average period of less than one year.

14.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended
	December 31,
	2014	2013	2012
Numerator:
Net loss	$(23,489)	$(13,516)	$(16,644)
Series F preferred stock deemed dividend(1)	—	15,849	—
Net loss attributable to common stockholders	$(23,489)	$(29,365)	$(16,644)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share attributable to common stockholders(1)	50,637,541	28,761,700	7,499,986

Basic and diluted net loss per share attributable to common stockholders	$(0.46)	$(1.02)	$(2.22)

(1)         On July 2, 2013, the Company closed its IPO in which the Company issued and sold 7,500,000 shares of common stock.  Refer to note 11 for further discussion on the Company’s IPO.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

14.  Net Loss Per Share Attributable to Common Stockholders (Continued)

The following securities were outstanding during the years presented below and have been excluded from the calculation of diluted net loss per share attributable to common stockholders per share because the effect is anti-dilutive:

	Years Ended
	December 31,
	2014	2013	2012

Warrants to purchase preferred stock(1)	—	—	140,933
Warrants to purchase common stock	39,824	39,824	—
Preferred stock(1)	—	—	32,563,192
Stock option awards	6,825,142	7,302,761	6,879,919
Restricted stock unit awards	1,161,705	70,119	—
Total anti-dilutive securities outstanding	8,026,671	7,412,704	39,584,044

(1)         On July 2, 2013, upon closing of the IPO, all of the Company’s outstanding preferred stock automatically converted into shares of common stock.  In addition, the outstanding warrants to purchase preferred stock automatically converted into warrants to purchase common stock.  Refer to note 11for further discussion on the Company’s IPO.

15. Employee Benefit Plan

The Company maintains a defined contribution retirement plan available to all eligible U.S. employees pursuant to Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”).  Pursuant to the Company’s 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, subject to annual IRS contribution limits. The Company began a discretionary contribution matching of employee’s contributions in February 2014. The Company matched 50% of each participant’s eligible contributions, up to a maximum employer matching contribution of 3% of each participant’s eligible base salary. Participants will vest in such discretionary employer matching contributions over a three-year graded vesting period.

Total employer matching contributions to the Company’s 401(k) Plan for the year ended December 31, 2014 was $461.

16.  Supplemental Disclosure of Cash Flow Information

	Years Ended
	December 31,
	2014	2013	2012
Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$—	$308	$249
Cash paid for interest expense	$5	$127	$234

Supplemental disclosure of non-cash investing activities:
Common stock issued in connection with the acquisition of Transpera, Inc.	$—	$—	$863

Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with the conversion of preferred stock	$—	$162,657	$—
Common stock issued in connection with the Series F preferred stock deemed dividend	$—	$15,849	$—
Reclassification of liability warrants to equity warrants	$—	$790	$—
Common stock issued for settlement of restricted stock unit awards	$1,087	$—	$—

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

Substantially all assets were held in the United States as of each December 31, 2014 and 2013, and substantially all revenue was generated through sales personnel in the United States for the years ended December 31, 2014, 2013 and 2012.

18.  Quarterly Results of Operations (Unaudited)

	Three Months Ended
2014	March 31,	June 30,	September 30,	December 31,

Revenue	$34,869	$43,701	$39,039	$41,878
Gross profit	$11,926	$14,808	$14,993	$16,087
Net loss attributable to common stockholders	$(7,229)	$(5,372)	$(5,474)	$(5,414)
Basic and diluted net loss per share attributable to common stockholders(1)	$(0.14)	$(0.11)	$(0.11)	$(0.11)
Basic and diluted weighted-average number of shares outstanding(2)	50,297,747	50,403,168	50,751,303	51,088,012

	Three Months Ended
2013	March 31,	June 30,	September 30,	December 31,

Revenue	$24,765	$35,465	$35,267	$36,299
Gross profit	$10,924	$16,494	$14,210	$12,243
Net loss attributable to common stockholders(3)	$(5,159)	$(273)	$(18,092)	$(5,841)
Basic and diluted net loss per share attributable to common stockholders (1)	$(0.67)	$(0.04)	$(0.37)	$(0.12)
Basic and diluted weighted-average number of shares outstanding(3)(4)	7,729,218	7,760,494	49,115,766	49,755,820

(1)         Basic and diluted net loss per share attributable to common stockholders is computed independently for each of the quarters presented.  Therefore, the sum of all quarterly basic and diluted net loss per share attributable to common stockholders may not equal the annual basic and diluted net loss per share.

(2)         Due to the Company’s net losses, all potentially dilutive securities are anti-dilutive and, therefore, basic and diluted weighted average common shares outstanding are equal for all periods presented.

(3)         During the three months ended September 30, 2013, net loss attributable to common stockholders includes $15,849 Series F preferred stock deemed dividend related to the conversion of the Company’s Series F preferred stock on July 2, 2013.

(4)         During the three months ended September 30, 2013, basic and diluted weighted-average common shares outstanding increased to approximately 49.1 million shares as a result of the Company’s IPO on July 2, 2013.

19.  Subsequent Event

Legal Contingencies

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, its directors and certain of its executive officers, which alleged certain misrepresentations by the Company in connection with its IPO concerning its business and prospects. On March 5, 2015, the United States District Court for the Southern District of New York granted the Company’s motion to dismiss the lawsuit and entered judgement into the Company’s favor. Refer to note 10 for further discussion.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission (the “SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Our internal controls over financial reporting are designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the U.S. GAAP, including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. The assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an audit or attestation report from our registered public accounting firm regarding our internal control over financial reporting.  Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report for so long as we remain an “emerging growth company” under the Jumpstart Our Business Startups Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014

PART IV

ITEM  15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.              Consolidated Financial Statements: Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.

2.              Financial Statement Schedules:  All financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.              Exhibits:  See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2015.

TREMOR VIDEO, INC.

By:	/s/ William Day
William Day
President and Chief Executive Officer

Date: March 16, 2015

By:	/s/ Todd Sloan
Todd Sloan
Senior Vice President, Chief Financial Officer and
Treasurer

Date: March 16, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Day
William Day	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015

/s/ Todd Sloan
Todd Sloan	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 16, 2015

/s/ Paul Caine
Paul Caine	Director	March 16, 2015

/s/ Rachel Lam
Rachel Lam	Director	March 16, 2015

/s/ Warren Lee
Warren Lee	Director	March 16, 2015

/s/ James Rossman
James Rossman	Director	March 16, 2015

/s/ Robert Schechter
Robert Schechter	Director	March 16, 2015

/s/ Michael Todd
Michael Todd	Director	March 16, 2015

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

		Incorporated by Reference				Filed
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended to date and as currently in effect.	8-K	001-35982	3.1	7/5/2013

3.2	Bylaws, as amended to date and as currently in effect.	S-1/A	333-188813	3.4	6/14/2013

4.1	Specimen stock certificate evidencing shares of common stock.	S-1/A	333-188813	4.1	6/14/2013

4.2	Amended and Restated Warrant to Purchase Common Stock issued by Tremor Video, Inc. to Venture Lending & Leasing IV, LLC, with an expiration date of June 30, 2017.	10-Q	001-35982	10.2	11/14/2013

4.3	Amended and Restated Warrant to Purchase Common Stock issued by Tremor Video, Inc. to Comerica Bank, with an expiration date of June 26, 2016.	10-Q	001-35982	10.1	11/14/2013

10.1	Sixth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated as of September 6, 2011.	S-1	333-188813	10.1	5/23/2013

10.2	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of June 7, 2007 (as modified by each of the First Loan Modification Agreement dated December 8, 2008, the Second Loan Modification Agreement dated as of December 7, 2009, the Third Loan Modification Agreement dated as of February 7, 2010, the Fourth Loan Modification Agreement dated as of February 7, 2011 and the Fifth Loan Modification Agreement dated as of December 30, 2011).	S-1	333-188813	10.2	5/23/2013

10.3	Agreement of Lease by and between the Registrant and Twenty-Three R.P. Associates, dated as of July 26, 2010 (as modified by the First Amendment to Lease dated November 1, 2010).	S-1	333-188813	10.3	5/23/2013

10.4+	Tremor Media, Inc. 2006 Stock Incentive Plan, as amended.	S-1	333-188813	10.4	5/23/2013

10.5+	Form of Stock Option Agreement under Tremor Media, Inc. 2006 Stock Incentive Plan.	S-1	333-188813	10.5	5/23/2013

10.6+	Tremor Media, Inc. 2008 Stock Plan, as amended.	S-1	333-188813	10.6	5/23/2013

10.7+	Form of Stock Option Agreement under Tremor Media, Inc. 2008 Stock Plan.	S-1	333-188813	10.7	5/23/2013

10.8+	ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.8	5/23/2013

10.9+	Form of Stock Option Agreement under ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.9	5/23/2013

10.10+	ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.10	5/23/2013

10.11+	Form of Stock Option Agreement under ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.11	5/23/2013

10.12+	Form of 2013 Equity Incentive Plan.	S-1/A	333-188813	10.12	6/14/2013

10.13+	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.13	6/14/2013

10.14+	Form of Nonqualified Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.14	6/14/2013

10.15+	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.15	6/14/2013

10.16+	Form of Restricted Stock Unit Grant Notice under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.16	6/14/2013

10.17+	Non-Employee Director Compensation Plan.	S-1/A	333-188813	10.17	6/14/2013

10.18+	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	S-1	333-188813	10.18	5/23/2013

10.19+	Employment Offer Letter by and between the Company and William Day, dated December 9, 2010.	S-1	333-188813	10.19	5/23/2013

10.20+	Employment Offer Letter by and between the Company and Todd Sloan, dated November 14, 2011.	S-1	333-188813	10.20	5/23/2013

10.21+	Employment Offer Letter by and between the Company and Steven Lee, dated December 9, 2010.	S-1	333-188813	10.21	5/23/2013

10.22+	Employment Offer Letter by and between the Company and Adam Lichstein, dated December 8, 2010.	S-1	333-188813	10.22	5/23/2013

10.23+	Employment Offer Letter by and between the Company and Lauren Wiener, dated September 25, 2012.	S-1	333-188813	10.23	5/23/2013

10.24+	Tremor Video, Inc. 2014 Employee Stock Purchase Plan.	10-Q	001-35982	10.1	8/14/2014

10.25	Sixth Loan Modification Agreement, dated October 20, 2014, by and between Silicon Valley Bank and Tremor Video, Inc.	8-K	001-35982	10.1	10/24/2014

10.25*	Agreement of Lease by and between the Company and Paramount Leasehold, L.P., dated as of October 27, 2014 (as amended by the First Amendment of Lease dated as of December 15, 2014).					X

21.1	List of subsidiaries.	S-1	333-188813	21.1	5/23/2013

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in signature page).					X

31.2	Certification of the Chief Financial Officer of Tremor Video, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.					X

32.1†	Certification of the Chief Executive Officer of Tremor Video, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Chief Financial Officer of Tremor Video, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X

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

*                          Certain portions of this exhibit omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.