Form 10-Q
period 2015-03-31
TREMOR VIDEO INC.
filed 2015-05-11
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 6, 2015, there were 51,383,593 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TREMOR VIDEO, INC.

FORM 10-Q

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,676	$77,787
Accounts receivable, net of allowance for doubtful accounts of $890 and $883 as of March 31, 2015 and December 31, 2014, respectively	43,355	46,765
Prepaid expenses and other current assets	4,216	1,571
Deferred tax assets	194	194
Total current assets	122,441	126,317
Long-term assets:
Restricted cash	600	600
Property and equipment, net of accumulated depreciation of $5,595 and $5,027 as of March 31, 2015 and December 31, 2014, respectively	8,728	5,574
Intangible assets, net of accumulated amortization of $21,357 and $20,148 as of March 31, 2015 and December 31, 2014, respectively	14,343	15,552
Goodwill	29,719	29,719
Other assets	255	243
Total long-term assets	53,645	51,688
Total assets	$176,086	$178,005

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$38,262	$37,258
Deferred rent and security deposits payable, short-term	272	20
Deferred revenue	22	15
Total current liabilities	38,556	37,293
Deferred rent, long-term	3,191	745
Deferred tax liabilities	194	194
Total liabilities	41,941	38,232
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of March 31, 2015 and December 31, 2014, respectively; 51,379,980 and 51,106,254 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	275,462	274,094
Accumulated other comprehensive income	52	98
Accumulated deficit	(141,374)	(134,424)
Total stockholders’ equity	134,145	139,773
Total liabilities and stockholders’ equity	$176,086	$178,005

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$40,603	$34,869
Cost of revenue	24,410	22,943
Gross profit	16,193	11,926

Operating expenses:
Technology and development	4,951	4,331
Sales and marketing	11,961	9,451
General and administrative	4,344	3,713
Depreciation and amortization	1,777	1,586
Total operating expenses	23,033	19,081

Loss from operations	(6,840)	(7,155)

Interest and other income, net:
Interest expense	(2)	—
Other income, net	14	5
Total interest and other income, net	12	5

Loss before provision for income taxes	(6,828)	(7,150)

Provision for income taxes	122	79

Net loss	$(6,950)	$(7,229)

Net loss per share:
Basic and diluted	$(0.14)	$(0.14)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	51,217,220	50,297,747

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(6,950)	$(7,229)
Other comprehensive loss:
Foreign currency translation adjustments	(46)	(47)
Comprehensive loss	$(6,996)	$(7,276)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Share	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2014	51,106,254	$5	$274,094	$98	$(134,424)	$139,773
Exercise of stock option awards	5,342	—	5	—	—	5
Common stock issued for settlement of restricted stock unit (RSUs), net of 59,647 shares withheld to satisfy income tax withholding obligations	78,296	—	(132)	—	—	(132)
Common stock issuance in connection with employee stock purchase plan	190,088	—	392	—	—	392
Stock-based compensation expense	—	—	1,103	—	—	1,103
Net loss	—	—	—	—	(6,950)	(6,950)
Foreign currency translation adjustment	—	—	—	(46)	—	(46)
Balance as of March 31, 2015	51,379,980	$5	$275,462	$52	$(141,374)	$134,145

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,950)	$(7,229)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,777	1,586
Bad debt expense	13	18
Mark-to-market income	(3)	—
Stock-based compensation expense	1,108	967
Stock-based long-term incentive compensation expense	19	(40)
Net changes in operating assets and liabilities:
Decrease in accounts receivable	3,336	1,157
(Increase) decrease in prepaid expenses, other current assets and other long-term assets	(354)	182
Decrease in accounts payable and accrued expenses	(1,159)	(1,427)
Increase (decrease) in deferred rent and security deposits payable	390	(4)
Increase in deferred revenue	7	51
Net cash used in operating activities	(1,816)	(4,739)

Cash flows from investing activities:
Purchase of property and equipment	(1,108)	(956)
Net cash used in investing activities	(1,108)	(956)

Cash flows from financing activities:
Proceeds from the exercise of stock options awards	5	303
Tax withholdings related to net share settlements of restricted stock unit awards (RSUs)	(132)	—
Net cash (used in) provided by financing activities	(127)	303

Net decrease in cash and cash equivalents	(3,051)	(5,392)

Effect of exchange rate changes in cash and cash equivalents	(60)	(11)

Cash and cash equivalents at beginning of period	77,787	92,691
Cash and cash equivalents at end of period	$74,676	$87,288

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$166	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment accrued in accounts payable and accrued expenses	$2,614	$—
Common stock issued for settlement of RSUs	$174	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

1. Organization and Description of Business

Tremor Video, Inc. (the “Company”) is an advertising technology company elevating brand performance across all screens for the world’s leading brands and publishers.  The Company offers brand advertisers and publishers complete programmatic solutions to reach and engage consumers while providing transparency into what drives the success of brand advertising performance across multiple screens, including computers, smartphones, tablets and TVs.  The Company offers advertisers access to premium and often exclusive streaming video inventory and advanced real-time optimization capabilities at scale across multiple internet-connected devices in brand safe environments.  In addition, the Company provides advanced video analytics for advertisers and publishers to measure, verify and evaluate the performance of their video ad campaigns.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive loss and cash flows for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year or the results for any future periods due to seasonal and other factors.  Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC.  Accordingly, these unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

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

During the three months ended March 31, 2015 and 2014, there were no advertisers that accounted for more than 10% of revenue.  At March 31, 2015 and December 31, 2014, there were no advertisers that accounted for more than 10% of outstanding accounts receivable.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

 (unaudited)

2.  Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that provides a comprehensive model for recognizing revenue with customers.  This update clarifies and replaces all existing revenue recognition guidance within U.S. GAAP and may be adopted retrospectively for all periods presented or adopted using a modified retrospective approach.  This update is effective for annual and interim periods beginning after December 15, 2016 (beginning with the Company’s first quarter in 2017), with no early adoption permitted.  The Company is currently evaluating the adoption method to apply and the impact that the update will have on its consolidated financial statements and related disclosures.

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

•                  Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•                  Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2015				December 31, 2014
	(unaudited)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$67,553	$—	$—	$67,553	$68,570	$—	$—	$68,570
	$67,553	$—	$—	$67,553	$68,570	$—	$—	$68,570

(1)         Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $7,123 and $9,217 of operating cash balances as of March 31, 2015 and December 31, 2014, respectively.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	March 31,	December 31,
	2015	2014
	(unaudited)
Prepaid expenses and other current assets	$1,743	$1,406
Prepaid rent	165	165
Leasehold improvement incentives(1)	2,308	—
Total prepaid expenses and other current assets	$4,216	$1,571

(1)         At March 31, 2015, this item represents amounts due to the Company related to its office lease for its new principal executive offices, with a corresponding amount recorded as part of deferred rent liability.

5.  Property and Equipment, Net

Property and equipment, net consisted of:

	March 31,	December 31,
	2015	2014
	(unaudited)
Computer hardware	$6,115	$5,880
Furniture and fixtures	1,768	1,768
Leasehold improvements	5,105	1,749
Computer software	1,066	991
Office equipment	269	213
Total property and equipment	14,323	10,601
Less: accumulated depreciation	(5,595)	(5,027)
Total property and equipment, net of accumulated depreciation	$8,728	$5,574

The depreciation expense related to property and equipment was $568 and $377 for the three months ended March 2015 and 2014, respectively.

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	March 31,	December 31,
	2015	2014
	(unaudited)
Trade accounts payable	$27,349	$27,218
Accrued compensation, benefits and payroll taxes(1)	4,162	6,992
Accrued cost of sales	2,231	1,722
Other payables and accrued expenses	4,520	1,326
Total accounts payable and accrued expenses	$38,262	$37,258

(1)               At March 31, 2015 and December 31, 2014, accrued compensation, benefits and payroll taxes includes $787 and $768 of stock-based long-term incentive compensation expense, respectively, related to the Company’s long-term sales incentive compensation plan.  Payments earned under the plan for the 2014 plan year will be made in stock-based awards to participants that remain employed with the Company through June

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

6.  Accounts Payable and Accrued Expenses (Continued)

30, 2015, which will be paid in August 2015.  Payments earned under the plan for the 2015 plan year will be made in stock-based awards to participants that remain employed with the Company through June 30, 2016, which will be paid in August 2016.  If any participant in the Company’s long-term sales incentive compensation plan is not employed on June 30, 2015 or 2016, such participant will forfeit any rights to receive payments under the plan for the 2014 or 2015 plan year, respectively.

7. Changes in Accumulated Other Comprehensive Income

The following tables provide the components of accumulated other comprehensive income:

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2015	$98	$98
Other comprehensive loss(1)	(46)	(46)
Ending balance at March 31, 2015	$52	$52

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2014	$195	$195
Other comprehensive loss(1)	(47)	(47)
Ending balance at March 31, 2014	$148	$148

(1)         For the three months ended March 31, 2015 and 2014, there were no reclassifications to or from accumulated other comprehensive income.

8. Commitments and Contingencies

Legal Contingencies

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, its directors and certain of its executive officers, which alleged certain misrepresentations by the Company in connection with its initial public offering concerning its business and prospects.  On March 5, 2015, the United States District Court for the Southern District of New York granted the Company’s motion to dismiss the lawsuit and entered judgment into the Company’s favor.  On April 7, 2015, plaintiffs filed a motion to vacate the judgment and for leave to file an amended complaint (“Motion to Vacate”).  On April 24, 2015, the Company filed an opposition to the Motion to Vacate.

9.  Stock-Based Compensation

The Company included stock-based compensation expense related to all of its stock-based awards in various operating expense categories for the three months ended March 31, 2015 and 2014 as follows:

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

 (unaudited)

9.  Stock-Based Compensation (Continued)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Technology and development	$214	$194
Sales and marketing(1)	409	359
General and administrative	485	414
Total stock-based compensation expense	$1,108	$967

(1)         Includes $5 in stock-based compensation expense related to a non-employee consultant, which was settled in cash in lieu of stock during the three months ended March 31, 2015.

Stock Option Awards Outstanding

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of March 31, 2015:

	Number of	Weighted
	Stock Option	Average
	Awards	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2014	6,825,142	$4.15
Stock option awards granted	204,875	2.47
Stock option awards forfeited	(102,512)	6.09
Stock option awards exercised	(5,342)	0.97
Stock option awards outstanding as of March 31, 2015	6,922,163	4.07

Stock option awards vested and exercisable as of March 31, 2015	4,980,712	3.84

Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.

Other selected information is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Aggregate intrinsic value of stock option awards exercised	$8	$1,514

Weighted-average grant-date fair value per share of stock option awards granted	1.08	2.07

Cash proceeds received from stock option awards exercised	5	303

The fair value for stock option awards granted under all plans was estimated at the date of grant using a Black-Scholes option pricing model.  Calculating the fair value of the stock option awards requires subjective assumptions, including, but not

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

 (unaudited)

9.  Stock-Based Compensation (Continued)

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

There was $4,190 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of March 31, 2015.  This cost is expected to be recognized over a weighted-average period of 2.71 years.

Non-vested Restricted Stock Units (RSU) Awards Outstanding

The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the three months ended March 31, 2015:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock Unit	Fair Value
	Awards	Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2014	1,161,705	$3.82
Restricted stock unit awards granted	938,750	2.42
Restricted stock unit awards forfeited	(28,836)	3.63
Restricted stock unit awards vested	(137,943)	4.32
Non-vested restricted stock unit awards outstanding as of March 31, 2015	1,933,676	3.11

There was $5,122 of total unrecognized compensation cost related to non-vested restricted stock unit awards granted under the Company’s equity incentive plans as of March 31, 2015.  This cost is expected to be recognized over a weighted-average period of 3.54 years.

Employee Stock Purchase Plan

In April 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which was approved by the Company’s stockholders at the 2014 annual meeting of stockholders.  The 2014 ESPP allows eligible participants to purchase shares of the Company’s common stock generally at six-month intervals, or offering periods, at a price equal to 85% of the lower of (i) the fair market value at the beginning of the offering period or (ii) the fair market value at the end of the offering period, or the purchase date.

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

The Company began its first offering period in August 2014, which ended in February 2015.  The Company’s second offering period commenced in February 2015 and will end in August 2015.  During the three months ended March 31, 2015, employees purchased 190,088 shares of common stock pursuant to the ESPP at an exercise price of $2.08 per share.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

9.  Stock-Based Compensation (Continued)

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

There was $101 of total unrecognized compensation cost related to awards under the 2014 ESPP as of March 31, 2015. This cost is expected to be recognized over a weighted-average period of less than one year.

10.  Net Loss Per Share of Common Stock

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Numerator:
Net loss	$(6,950)	$(7,229)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	51,217,220	50,297,747

Basic and diluted net loss per share	$(0.14)	$(0.14)

The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss per share of common stock because the effect is anti-dilutive:

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Warrants to purchase common stock	$39,824	$39,824
Stock option awards	6,922,163	7,448,532
Restricted stock unit awards	1,933,676	678,028
Total anti-dilutive securities	$8,895,663	$8,166,384

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2014 included in the Annual Report on Form 10-K filed with the SEC on March 16, 2015.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations.  Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on March 16, 2015.  You should not rely upon forward-looking statements as predictions of future events.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  We will disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.tremorvideo.com), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls and webcasts.

Overview

Tremor Video, Inc., we or us, is an advertising technology company elevating brand performance across all-screens for the world’s leading brands and publishers.  We offer brand advertisers and publishers complete programmatic solutions to reach and engage consumers while providing transparency into what drives the success of brand advertising performance across multiple devices including computers, smartphones, tablets and TVs.  Our proprietary technology, VideoHub, analyzes in-stream video content, detects viewer and system attributes, and leverages our large repository of stored data to optimize video ad campaigns across screens to achieve brand performance goals, while providing access to advanced analytics and measurement tools in real-time.  Our relationships with leading brand advertisers and their agencies have helped us create a robust video marketplace of premium digital media properties, or publishers, many of which partner with us on an exclusive basis.

Our VideoHub technology is the backbone of the Tremor Video Network through which we offer advertisers access to engaged consumers at scale in brand safe environments across multiple devices.  We provide the Tremor Video Network as a managed service, with our team of specialists managing the execution and delivery of an advertising campaign, from advising on pre-campaign planning through post-campaign reporting and analysis.  Through our All-Screen optimization solution, advertisers are able to choose a single brand performance goal and VideoHub will optimize delivery of  the campaign across the Tremor Video Network to find the right viewer wherever they may be watching video, eliminating the need to allocate campaign budgets to a specific screen or device.  During the three months ended March 31, 2015 and 2014, we derived a substantial majority of our revenue by delivering in-stream video advertising through the Tremor Video Network.

To further align our solutions with the needs of brand advertisers, we offer a number of performance-based pricing models for in-stream video advertisements where we are compensated only when certain measurable brand results are achieved, such as CPE pricing, where we are paid only when a viewer engages with an ad, or CPV&C pricing, where we are paid only when a video ad is both completed and viewable by the viewer for the duration of the ad.  We believe our performance-based pricing models have higher gross margins than traditional CPM (cost per thousand impressions) pricing models, which are based solely on the number of ad impressions delivered, because we are often able to serve our advertisers’ performance goals with a lower number of purchased impressions.  As a percentage of total revenue, revenue attributable to performance-based pricing for the three months ended March 31, 2015 and 2014 was 28.9% and 22.6%, respectively. We continue to focus on increasing the sales of video ad campaigns with performance-based pricing to drive revenue growth and increase gross margin.  In addition to our performance-based pricing models, we also offer advertisers the ability to purchase campaigns on a CPM-basis with a guaranteed demographic reach, or demo guarantees, where an advertiser pays based on the number of impressions that are delivered to a target demographic.

Through VideoHub, we offer complete programmatic solutions for brand advertisers and publishers.  In 2014, we introduced to market a demand side platform, or DSP, for brand performance that enables advertisers and agencies to efficiently plan, buy, optimize and measure video ad campaigns through an intuitive and customizable user interface.   Our DSP is able to optimize programmatic video buys across a broad spectrum of brand marketing goals — from audience reach to more sophisticated goals such as engagement, brand lift and viewability.  Clients of our DSP can access our advanced analytics suite to gain a deep understanding of the drivers of campaign performance and obtain reporting on key brand performance metrics such as viewability as well as TV-like metrics that measure audience reach and frequency of viewing by a particular audience. Our DSP is directly integrated with a number of video ad inventory sources, enabling the dynamic purchase of individual ad impressions utilizing real-time bidding technology, or RTB, as well as through private marketplaces that connect advertisers directly to publishers.  We also recently introduced to market a supply side platform, or SSP, which helps publishers maximize the value of their video inventory by enabling their programmatic sales efforts and automating workflow.  Publishers using our SSP can make inventory available to advertisers through an open exchange, where demand sources bid on inventory in a robust auction environment, or through private marketplaces so that only selected advertisers have the opportunity to purchase video ad inventory.  Our SSP connects publishers to advertisers that are transacting through our DSP or third-party demand side platforms that are integrated with our technology.  We are continuing to invest in the development of our programmatic solutions.

During the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, we increased our revenue to $40.6 million from $34.9 million, representing a 16.4% increase year over year.  Over the same period, our gross margin increased to 39.9% from 34.2%.  For the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, our net loss decreased to $7.0 million from $7.2 million and our adjusted EBITDA (refer to “Key Metrics”) decreased to a $3.9 million loss from a $4.6 million loss.

Key Metrics

We monitor the key metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Revenue	$40,603	$34,869
Gross margin	39.9%	34.2%
Net loss	(6,950)	$(7,229)
Adjusted EBITDA	$(3,932)	$(4,573)

Gross margin is our gross profit expressed as a percentage of our total revenue.  Our gross margin is primarily impacted by video advertising inventory costs associated with delivering our advertisers campaigns relative to the revenue we generate from delivering such campaigns.  For campaigns running on the Tremor Video Network on a managed basis, our gross margins have generally been positively affected by campaigns priced on a performance basis, as well as campaigns running through our All-Screen optimization solution.  Advertising campaigns running through our DSP and SSP solutions typically generate lower gross margins than campaigns running through the Tremor Video Network.  Accordingly, our gross margin will be impacted depending on the relative mix of our revenue and the manner in which we sell advertising campaigns.

Adjusted EBITDA represents our net loss before interest and other income, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of stock-based compensation expense, stock-based long-term incentive compensation expense, both of which are non-cash items, and litigation costs associated with class action securities litigation.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of the exclusion of the impact of non-cash stock-based compensation expense, stock-based long-term incentive compensation expense and litigation costs associated with class action securities litigation, excludes items that we do not consider to be indicative of our core operating performance.

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

	Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Net loss	$(6,950)	$(7,229)
Adjustments:
Total interest and other income, net	(12)	(5)
Provision for income taxes	122	79
Depreciation and amortization expense	1,777	1,586
Stock-based compensation expense	1,108	967
Stock-based long-term incentive compensation(1)	19	(40)
Litigation costs	4	69
Total net adjustments	3,018	2,656
Adjusted EBITDA	$(3,932)	$(4,573)

(1)         Reflects amounts accrued for the 2015 and 2014 plan years, net of forfeitures.

Components of Operating Results

We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue

During the three months ended March 31, 2015 and 2014, we generated substantially all of our revenue by delivering in-stream video advertisements for brand advertisers and agencies through the Tremor Video Network and our programmatic solutions.

For video advertising campaigns that are priced on a CPM basis, we recognize revenue upon delivery of impressions. For campaigns that are purchased on the Tremor Video Network with  performance-based pricing models, we recognize revenue only when the specified action is taken or campaign result is achieved, and for campaigns purchased with demo guarantees,  we recognize revenue upon delivery of impressions to a specific target demographic.   The prices we charge our clients also may vary depending upon the ad format chosen and the device type through which the campaign runs, including whether the client is utilizing our All-Screen optimization solution.  We generally offer our Tremor Video Network solution to advertisers by entering into insertion orders with ad agencies on behalf of advertisers that are generally cancellable upon short notice and without penalty.  For campaigns running through our DSP and SSP solutions, we typically enter into master services agreements with third party demand side platforms, advertising agencies and agency trading desks through which advertisers transact.

During the three months ended March 31, 2015 and 2014, we also generated revenue from licensing our VideoHub analytics to advertisers, agencies and publishers.  The license fee varies depending upon the level of access to our video advertising analytics and the volume of impressions being analyzed by VideoHub.  We recognize revenue with respect to this solution on a CPM basis based upon the number of impressions being analyzed in a given month. In limited cases, we may charge a minimum monthly fee.  Typically, our license terms are for one year periods.  In future periods, we do not expect our licensed analytics solutions to contribute materially to our operating results.

Cost of Revenue

Our cost of revenue primarily represents video advertising inventory costs, research costs, third-party hosting fees, and third-party serving fees incurred to deliver video ads.  Cost of revenue also includes costs from our licenses from third-party data providers utilized in our solutions.  Substantially all of our cost of revenue is attributable to video advertising inventory costs under our publisher contracts.  We recognize cost of revenue on a publisher-by-publisher basis at the same time as we recognize the associated advertising revenue.  Substantially all of our exclusive publisher contracts contain minimum percentage fill rates on qualified video ad requests, which effectively means that we must purchase this inventory from our exclusive publishers even if we lack a video advertising campaign to deliver.  We recognize the difference between our contractually required fill rate and the number of video ads actually delivered by us on the publisher’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Historically, the impact of the difference between the contractually required fill rate and the number of ads delivered has not been material.  Costs owed to publishers but not yet paid are recorded in our consolidated balance sheets and included as part of accounts payable and accrued expenses.

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

Sales and Marketing Expense.  Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing, creative and sales and sales support employees.  Additional expenses in this category include marketing programs, consulting, travel and other related overhead.  We expect our sales and marketing expense to increase in the foreseeable future as we continue to grow the Tremor Video Network, further increase the number of our DSP and SSP focused sales and marketing professionals and expand our marketing activities.

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

Interest and Other Income, Net

Interest and other income, net, primarily consists of interest income, interest expense, foreign exchange transaction gains and losses, and mark-to-market expense.  Interest income is derived from interest received on our cash and cash equivalents.  As of March 31, 2015 and December 31, 2014, we did not have any outstanding borrowings under our credit facility.

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

	Three Months Ended
	March 31,
	2015		2014
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$40,603	100.0%	$34,869	100.0%
Cost of revenue	24,410	60.1	22,943	65.8
Gross profit	16,193	39.9	11,926	34.2
Operating expenses:
Technology and development	4,951	12.2	4,331	12.4
Sales and marketing	11,961	29.5	9,451	27.1
General and administrative	4,344	10.7	3,713	10.7
Depreciation and amortization	1,777	4.4	1,586	4.5
Total operating expenses	23,033	56.8	19,081	54.7
Loss from operations	(6,840)	(16.9)	(7,155)	(20.5)
Total interest and other income, net	12	—	5	—
Loss before provision for income taxes	(6,828)	(16.9)	(7,150)	(20.5)
Provision for income taxes	122	0.2	79	0.2
Net loss	$(6,950)	(17.1)%	$(7,229)	(20.7)%

Comparison for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Revenue	$40,603	$34,869	$5,734	16.4%

Revenue

Our revenue during the three months ended March 31, 2015 and 2014 increased to $40.6 million from $34.9 million for the same period in 2014.  The increase in revenue was primarily attributable to an increase in revenue from the Tremor Video Network as well as contributions from our DSP and SSP solutions.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$24,410	$22,943	$1,467	6.4%
Gross profit	16,193	11,926	4,267	35.8
Gross margin	39.9%	34.2%

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue during the three months ended March 31, 2015 and 2014 increased to $24.4 million from $22.9 million for the same period in 2014.  The increase in cost of revenue was driven primarily by $0.9 million of increased video advertising inventory costs and a $0.6 million increase in data, ad serving, hosting and research costs resulting from our revenue increase. The increase in our gross profit for the three months ended March 31, 2015, compared to the same period in 2014, was driven by a $5.7 million increase in revenue, partially offset by a $1.5 million increase in our cost of revenue.

Our gross margin during the three months ended March 31, 2015 and 2014 increased to 39.9% from 34.2%.  The 5.7 percentage point increase was primarily attributable to a higher percentage of revenue attributable to performance based products compared to the prior year period and contributions from our All-Screen optimization solution, which we introduced during the second quarter of 2014.  These improvements were partially offset by contributions to revenue from our DSP and SSP solutions.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$4,951	$4,331	$620	14.3%
% of total revenue	12.2%	12.4%

Technology and Development Expense

The increase in technology and development expense during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily attributable to a $0.5 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs primarily associated with an increase in headcount and existing personnel, and a $0.1 million increase in consulting fees, as we continued to invest in technology and development efforts, in particular with respect to our DSP and SSP solutions.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$11,961	$9,451	$2,510	26.6%
% of total revenue	29.5%	27.1%

Sales and Marketing Expense

The increase in sales and marketing expense during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily attributable to a $1.8 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, primarily associated with an increase in the number of sales personnel supporting our growing advertiser base and new product offerings, in particular with respect to our DSP and SSP solutions, and an increase of $0.7 million in marketing costs and professional fees.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$4,344	$3,713	$631	17.0%
% of total revenue	10.7%	10.7%

General and Administrative Expense

The increase in general and administrative expense during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily attributable to an increase of $0.4 million in salaries, incentive compensation, stock-based compensation and other personnel-related costs, $0.2 million in accounting fees and professional fees, and $0.1 million in administrative software and software maintenance support costs.  These increases were partially offset by a $0.1 million decrease in recruiting fees.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$1,777	$1,586	$191	12.0%
% of total revenue	4.4%	4.5%

Depreciation and Amortization Expense

The increase in depreciation and amortization expense during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily attributable to additional leasehold improvements to our office spaces, purchases of computer hardware as a result of an increase in headcount and purchases of computer hardware and software related to our third-party data center hosting facilities.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Total interest and other income, net	$12	$5	$7	N/A
% of total revenue	—%	—%

Interest and Other Income, Net

The increase in our interest and other income, net during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily attributable to foreign currency exchange gains and losses, mark-to-market income, investment income from money market funds and interest expense.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$122	$79	$43	54.4%
% of total revenue	0.2%	0.2%

Provision for income taxes

The increase in our provision for income taxes during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, is primarily attributable to an increase in our effective tax rate as a result of an increase in our estimated minimum U.S. state and local taxes.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of
	March 31,
	2015	2014
	(dollars in thousands)
Cash and cash equivalents	$74,676	$87,288
Accounts receivable, net of allowance for doubtful accounts	43,355	40,261
Working capital	83,885	97,824

Our cash and cash equivalents at March 31, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

To date, we have funded our operations principally through private placements of our capital stock, bank borrowings and our initial public offering (“IPO”) from 2013.

Credit Facility

We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility, we can incur revolver borrowings up to the lesser of $32.5 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amount must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.25% of any unused borrowing capacity.  This fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10.0 million.  The credit facility also includes a letter of credit, foreign exchange and cash management facility in an aggregate amount of $2.5 million.  The credit facility matures in December 2016.  As of March 31, 2015, we had no outstanding borrowings under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  We are also required to maintain all of our cash and cash equivalents at accounts with the lender, unless we maintain at least $30.0 million of cash and cash equivalents with the lender, in which case we can maintain the excess with another banking institution.  We were in compliance with all covenants as of March 31, 2015 and through the date of this filing.

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

Components of Liquidity and Capital Resources

The following table summarizes our historical cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(1,816)	$(4,739)
Investing activities	(1,108)	(956)
Financing activities	(127)	303

Operating Activities

Net cash used in operating activities is primarily influenced by the revenue our business generates, video advertising inventory costs and amounts of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the number of clients using our solutions.  Net cash used in operating activities has been used to fund operations through changes in working capital, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expenses.

During the three months ended March 31, 2015, our net cash used in operating activities was $1.8 million and consisted of a net loss of $7.0 million, offset by $2.9 million in adjustments for non-cash items and $2.3 million in net cash provided by changes in working capital.  Net loss was primarily driven by expansion of our operations, our investment in technology and development and sales personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of $1.8 million in depreciation and amortization expense and $1.1 million in non-cash stock-based compensation expense and other net adjustments for non-cash items.  The increase in cash resulting from changes in our working capital during the three months ended March 31, 2014 consisted of a $3.3 million decrease in accounts receivable, primarily driven by seasonality, which was partially offset by a $1.1 million net decrease in accounts payable and accrued expenses and net other working capital, primarily driven by incentive compensation payments, partially offset by an increase in amounts due to publishers for inventory costs under our publisher contracts.

During the three months ended March 31, 2014, our net cash used in operating activities was $4.7 million and primarily consisted of a net loss of $7.2 million, offset by $2.5 million in adjustments for non-cash items and changes in working capital.  Net loss was primarily driven by expansion of our operations, our investment in technology and development and sales personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $1.6 million and stock-based compensation expense of $0.9 million.  Changes in our working capital remained relatively unchanged during the three months ended March 31, 2014, which consisted of a $1.4 million decrease in accounts payable and accrued expenses, primarily driven by a decrease in amounts due to publishers for inventory costs under our publisher contracts and partially offset by an increase in payroll related expenses resulting from an increase in the number of our employees, and offset by a $1.2 million decrease in accounts receivable, primarily driven by seasonality, and $0.2 million net decrease in prepaid expenses and other current assets and liabilities as a result of additional deposits for future advertising and marketing events, and professional development events.

Investing Activities

Our investing activities consist of net cash used for purchases of property and equipment.

For the three months ended March 31, 2015 and 2014, our net cash used in investing activities was $1.1 million and $1.0 million used to purchase property and equipment.

Financing Activities

Our financing activities consist of net cash (used for) provided by tax payments on behalf of employees related to net share settlement of restricted stock unit awards and proceeds received from the exercise of stock option awards.

For the three months ended March 31, 2015, our net cash used in financing activities was $0.1 million and primarily consisted of tax payments on behalf of employees related to net share settlements of restricted stock unit awards.

For the three months ended March 31, 2014, our net cash provided by financing activities was $0.3 million from the proceeds received from the exercise of stock option awards.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our unaudited interim consolidated financial statements in accordance with U.S. GAAP.  The preparation of unaudited interim consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ significantly from the estimates made by our management.  To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.  We believe the estimates, assumptions and judgments involved in revenue recognition and deferred revenue, stock-based compensation expense, and accounting for income taxes have the greatest potential impact on our unaudited interim consolidated financial statements, and consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission on March 16, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to changes in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into hedging arrangements to manage the risks described below.

Interest Rate Risk

We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% decline in interest rates occurring from January 1, 2015 and sustained through the period ended March 31, 2015, would not have been material.  We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Part II  — OTHER INFORMATION

Item 1. Legal Proceedings.

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, our directors, and certain of our executive officers. The lawsuit alleges certain misrepresentations by us in connection with our IPO concerning our business and prospects.  The lawsuit seeks unspecified damages.  On February 7, 2014, the Court entered an order appointing lead plaintiff and lead counsel.  On April 22, 2014, lead plaintiffs filed an amended complaint.  On July 14, 2014, we filed a motion to dismiss the amended complaint.  On August 28, 2014, lead plaintiffs filed their opposition to the motion to dismiss.  On September 18, 2014, we filed a reply in support of the motion to dismiss the amended complaint.  On March 5, 2015, the Court granted our motion to dismiss and entered judgment in our favor. On April 7, 2015, plaintiffs filed a motion to vacate the judgment and for leave to file an amended complaint (“Motion to Vacate”).  On April 24, 2015, we filed an opposition to the Motion to Vacate.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors as compared to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Recent Sales of Unregistered Equity Securities

None.

(b)         Use of Proceeds

None.

(c)          Issuer Purchases of Equity Securities

None.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)         List of Exhibits

Exhibit Number	Exhibit Description
10.1+	Transition Agreement by and between the Company and Todd Sloan, dated March 25, 2015.

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification Pursuant of Principal Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification Pursuant of Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: May 11, 2015

TREMOR VIDEO, INC.

By:	/s/ Todd Sloan
Todd Sloan
Senior Vice President, Chief Financial Officer and Treasurer

Date: May 11, 2015