Form 10-Q
period 2015-06-30
TREMOR VIDEO INC.
filed 2015-08-10
CIK 1375796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-35982

TREMOR VIDEO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5480343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 Broadway, Suite 801, New York, NY (Address of principal executive offices)	10036 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 5, 2015, there were 51,557,447 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TREMOR VIDEO, INC.

FORM 10-Q

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,613	$77,787
Accounts receivable, net of allowance for doubtful accounts of $887 and $883 as of June 30, 2015 and December 31, 2014, respectively	51,272	46,765
Prepaid expenses and other current assets	2,231	1,571
Deferred tax assets	194	194
Total current assets	122,310	126,317
Long-term assets:
Restricted cash	600	600
Property and equipment, net of accumulated depreciation of $6,342 and $5,027 as of June 30, 2015 and December 31, 2014, respectively	11,033	5,574
Intangible assets, net of accumulated amortization of $22,566 and $20,148 as of June 30, 2015 and December 31, 2014, respectively	13,134	15,552
Goodwill	29,719	29,719
Other assets	243	243
Total long-term assets	54,729	51,688
Total assets	$177,039	$178,005

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$42,842	$37,258
Deferred rent and security deposits payable, short-term	296	20
Deferred revenue	45	15
Total current liabilities	43,183	37,293
Deferred rent, long-term	3,602	745
Deferred tax liabilities	194	194
Total liabilities	46,979	38,232
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of June 30, 2015 and December 31, 2014, respectively; 51,425,002 and 51,106,254 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	276,622	274,094
Accumulated other comprehensive income	47	98
Accumulated deficit	(146,614)	(134,424)
Total stockholders’ equity	130,060	139,773
Total liabilities and stockholders’ equity	$177,039	$178,005

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$46,072	$43,701	$86,675	$78,570
Cost of revenue	28,062	28,893	52,472	51,836
Gross profit	18,010	14,808	34,203	26,734

Operating expenses:
Technology and development	4,761	3,982	9,722	8,313
Sales and marketing	11,717	10,906	23,668	20,357
General and administrative	4,705	3,600	9,049	7,313
Depreciation and amortization	1,956	1,643	3,733	3,229
Total operating expenses	23,139	20,131	46,172	39,212

Loss from operations	(5,129)	(5,323)	(11,969)	(12,478)

Interest and other income (expense), net:
Interest expense	(3)	—	(5)	—
Other income (expense), net	9	(28)	23	(23)
Total interest and other income (expense), net	6	(28)	18	(23)

Loss before provision for income taxes	(5,123)	(5,351)	(11,951)	(12,501)

Provision for income taxes	117	21	239	100

Net loss	$(5,240)	$(5,372)	$(12,190)	$(12,601)

Net loss per share:
Basic and diluted	$(0.10)	$(0.11)	$(0.24)	$(0.25)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	51,445,613	50,403,168	51,332,047	50,350,749

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Loss	$(5,240)	$(5,372)	$(12,190)	$(12,601)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(5)	52	(51)	5
Comprehensive loss	$(5,245)	$(5,320)	$(12,241)	$(12,596)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Share	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2014	51,106,254	$5	$274,094	$98	$(134,424)	$139,773
Exercise of stock option awards	40,001	—	39	—	—	39
Common stock issued for settlement of restricted stock units awards (RSUs) awards, net of 66,988 shares withheld to satisfy income tax withholding obligations	88,659	—	(153)	—	—	(153)
Common stock issuance in connection with employee stock purchase plan	190,088	—	392	—	—	392
Stock-based compensation expense	—	—	2,250	—	—	2,250
Net loss	—	—	—	—	(12,190)	(12,190)
Foreign currency translation adjustments	—	—	—	(51)	—	(51)
Balance as of June 30, 2015	51,425,002	$5	$276,622	$47	$(146,614)	$(130,060)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,190)	$(12,601)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,733	3,229
Bad debt expense (recovery)	14	(5)
Stock-based compensation expense	2,255	2,106
Stock-based long-term incentive compensation expense	77	114
Contingent stock grant to third party vendor	—	24
Net changes in operating assets and liabilities:
Increase in accounts receivable	(4,549)	(7,572)
(Increase) decrease in prepaid expenses, other current assets and other long-term assets	(783)	98
Increase in accounts payable and accrued expenses	5,304	6,741
Increase (decrease) in deferred rent and security deposits payable	3,248	(1)
Increase in deferred revenue	30	108
Net cash used in operating activities	(2,861)	(7,759)

Cash flows from investing activities:
Purchase of property and equipment	(6,180)	(1,772)
Net cash used in investing activities	(6,180)	(1,772)

Cash flows from financing activities:
Proceeds from the exercise of stock options awards	39	582
Tax withholdings related to net share settlements of restricted stock units awards (RSUs)	(153)	—
Net cash (used in) provided by financing activities	(114)	582

Net decrease in cash and cash equivalents	(9,155)	(8,949)

Effect of exchange rate changes in cash and cash equivalents	(19)	25

Cash and cash equivalents at beginning of period	77,787	92,691
Cash and cash equivalents at end of period	$68,613	$83,767

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$331	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$594	$—
Common stock issued for settlement of RSUs	$203	$—

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive loss, changes in stockholder’s equity, and cash flows for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year or the results for any future periods due to seasonal and other factors.  Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC.  Accordingly, these unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

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

During the three months ended June 30, 2015 and 2014 and six months ended June 30, 2015 and 2014, there were no advertisers that accounted for more than 10% of revenue. At June 30, 2015, there was one advertiser that accounted for approximately 12% of outstanding accounts receivable. At December 31, 2014, there were no advertisers that accounted for more than 10% of outstanding accounts receivable.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

2.  Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that provides a comprehensive model for recognizing revenue with customers.  This update clarifies and replaces all existing revenue recognition guidance within U.S. GAAP and may be adopted retrospectively for all periods presented or adopted using a modified retrospective approach.  This update is effective for annual and interim periods beginning after December 15, 2016 (beginning with the Company’s first quarter in 2017).  In July 2015, FASB deferred the effective date by one year to December 15, 2017 and permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  The Company is currently evaluating the adoption method to apply and the impact that the update will have on its consolidated financial statements and related disclosures.

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

•                  Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•                  Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2015				December 31, 2014
	(unaudited)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$62,564	$—	$—	$62,564	$68,570	$—	$—	$68,570
	$62,564	$—	$—	$62,564	$68,570	$—	$—	$68,570

(1)         Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $6,049 and $9,217 of operating cash balances as of June 30, 2015 and December 31, 2014, respectively.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	June 30,	December 31,
	2015	2014
	(unaudited)
Prepaid expenses and other current assets	$1,951	$1,406
Prepaid rent	165	165
Leasehold improvement incentives(1)	115	—
Total prepaid expenses and other current assets	$2,231	$1,571

(1)         The Company previously recorded $2,308 related to its office lease for its new principal executive offices, with a corresponding amount recorded as part of deferred rent liability, of which $2,193 has since been received from the landlord.

5.  Property and Equipment, Net

Property and equipment, net consisted of:

	June 30,	December 31,
	2015	2014
	(unaudited)
Computer hardware	$6,308	$5,880
Furniture and fixtures	2,290	1,768
Leasehold improvements	7,310	1,749
Computer software	1,198	991
Office equipment	269	213
Total property and equipment	17,375	10,601
Less: accumulated depreciation	(6,342)	(5,027)
Total property and equipment, net of accumulated depreciation	$11,033	$5,574

The depreciation expense related to property and equipment was $747 and $434 for the three months ended June 30, 2015 and 2014, respectively, and $1,315 and $811 for the six months ended June 30, 2015 and 2014, respectively.

The Company recorded a reduction of $422 to the cost and accumulated depreciation of fully depreciated equipment and leasehold improvements no longer in use for the six months ended June 30, 2014.  There were no reductions recorded for the six months ended June 30, 2015.

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	June 30,	December 31,
	2015	2014
	(unaudited)
Trade accounts payable	$30,696	$27,218
Accrued compensation, benefits and payroll taxes(1) (2)	5,744	6,992
Accrued cost of sales	4,688	1,722
Other payables and accrued expenses	1,714	1,326
Total accounts payable and accrued expenses	$42,842	$37,258

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

6.  Accounts Payable and Accrued Expenses (Continued)

(1)         At June 30, 2015 and December 31, 2014, accrued compensation, benefits and payroll taxes includes $846 and $768 of stock-based long-term incentive compensation expense, respectively, related to the Company’s long-term sales incentive compensation plan.  Payments earned under the plan for the 2014 plan year will be made in stock-based awards to participants that remained employed with the Company through June 30, 2015, which will be paid in August 2015.  Payments earned under the plan for the 2015 plan year will be made in stock-based awards to participants that remain employed with the Company through June 30, 2016, which will be paid in August 2016.  If any participant in the Company’s long-term sales incentive compensation plan is not employed on June 30, 2016, such participant will forfeit any rights to receive payments under the plan for the 2015 plan year.

(2)         Includes accrued cash executive severance costs of $362 incurred pursuant to the Transition Agreement entered into between the Company and its former Chief Financial Officer.  These costs were primarily incurred during the second quarter of 2015.

7. Changes in Accumulated Other Comprehensive Income

The following tables provide the components of accumulated other comprehensive income:

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at April 1, 2015	$52	$52
Other comprehensive loss(1)	(5)	(5)
Ending balance at June 30, 2015	$47	$47

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at April 1, 2014	$148	$148
Other comprehensive loss(1)	52	52
Ending balance at June 30, 2014	$200	$200

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2015	$98	$98
Other comprehensive loss(1)	(51)	(51)
Ending balance at June 30, 2015	$47	$47

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

7. Changes in Accumulated Other Comprehensive Income (Continued)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2014	$195	$195
Other comprehensive loss(1)	5	5
Ending balance at June 30, 2014	$200	$200

(1)         For the three and six months ended June 30, 2015 and 2014, there were no reclassifications to or from accumulated other comprehensive income.

8. Commitments and Contingencies

Legal Contingencies

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, its directors and certain of its executive officers, which alleged certain misrepresentations by the Company in connection with its initial public offering concerning its business and prospects.  On March 5, 2015, the United States District Court for the Southern District of New York granted the Company’s motion to dismiss the lawsuit and entered judgment in the Company’s favor.  On April 7, 2015, plaintiffs filed a motion to vacate the judgment and for leave to file an amended complaint (“Motion to Vacate”).  On June 5, 2015, the United States District Court for the Southern District of New York entered an order denying the Motion to Vacate.  On July 1, 2015, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit.

9.  Stock-Based Compensation

The Company included stock-based compensation expense related to all of its stock-based awards in various operating expense categories for the three and six months ended June 30, 2015 and 2014 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)
Technology and development	$218	$220	$432	$414
Sales and marketing(1)	394	362	803	721
General and administrative	535	557	1,020	971
Total stock-based compensation expense	$1,147	$1,139	$2,255	$2,106

(1)         Includes $5 in stock-based compensation expense related to a non-employee consultant, which was settled in cash in lieu of stock during the six months ended June 30, 2015.

Stock Option Awards Outstanding

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of June 30, 2015:

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

9.  Stock-Based Compensation (Continued)

	Number of	Weighted
	Stock Option	Average
	Awards	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2014	6,825,142	$4.15
Stock option awards granted	397,500	2.58
Stock option awards forfeited	(228,040)	6.03
Stock option awards exercised	(40,001)	0.97
Stock option awards outstanding as of June 30, 2015	6,954,601	4.02

Stock option awards vested and exercisable as of June 30, 2015	5,072,078	3.89

Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.

Other selected information is as follows:

	Six Months Ended
	June 30,
	2015	2014
	(unaudited)

Aggregate intrinsic value of stock option awards exercised	$72	$1,868

Weighted-average grant-date fair value per share of stock option awards granted	1.04	2.07

Cash proceeds received from stock option awards exercised	39	582

The fair value for stock option awards granted is estimated at the date of grant using a Black-Scholes option pricing model.  Calculating the fair value of the stock option awards requires subjective assumptions, including, but not limited to, the expected term of the stock option awards and stock price volatility. The Company estimates the expected life of stock option awards granted based on the simplified method, which the Company believes, is representative of the actual characteristics of the awards. The Company estimates the volatility of its common stock on the date of grant based on the historic volatility of comparable companies in its industry.  Risk-free interest rates are based on yields from United States Treasury zero-coupon issues with a term consistent with the expected term of the awards in effect at the time of grant. Forfeitures are estimated at the time the stock option awards are granted based on actual historical pre-vesting forfeitures and revised, if necessary in subsequent periods, if actual forfeitures differ from those initial estimates to derive the Company’s best estimate of stock option awards that are expected to vest.  The Company has never declared or paid any cash dividends and has no current plan to do so. Consequently, it used an expected dividend yield of zero.

There was $3,690 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of June 30, 2015.  This cost is expected to be recognized over a weighted-average period of 2.68 years.

Non-vested Restricted Stock Units (RSU) Awards Outstanding

The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the six months ended June 30, 2015:

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

9.  Stock-Based Compensation (Continued)

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock Unit	Fair Value
	Awards	Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2014	1,161,705	$3.82
Restricted stock unit awards granted	1,388,705	2.49
Restricted stock unit awards forfeited	(138,004)	3.26
Restricted stock unit awards vested	(315,409)	4.12
Non-vested restricted stock unit awards outstanding as of June 30, 2015	2,096,997	2.91

Restricted stock unit awards are generally granted at the fair market value of the Company’s common stock on the date of grant and vest on an annual basis over periods up to four years.  Forfeitures are estimated at the time the restricted stock unit awards are granted based on actual historical pre-vesting forfeitures and revised, if necessary in subsequent periods, if actual forfeitures differ from those initial estimates to derive the Company’s best estimate of restricted stock unit awards that are expected to vest.

As restricted stock unit awards vest, they are settled on a net-share basis.  Upon settlement, certain shares underlying each restricted stock unit award are withheld to satisfy income tax withholding obligations, which is based on the value of the restricted stock unit award on the settlement date as determined by the closing fair market value of the Company’s common stock, relating to the employees’ minimum statutory obligation.

There was $5,421 of total unrecognized compensation cost related to non-vested restricted stock unit awards granted under the Company’s equity incentive plans as of June 30, 2015.  This cost is expected to be recognized over a weighted-average period of 3.44 years.

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

No more than 2,000,000 shares of common stock are reserved for issuance under the 2014 ESPP.  As of June 30, 2015, the Company had 1,809,912 shares of common stock reserved for future issuance under the 2014 ESPP.

The Company began its first offering period in August 2014, which ended in February 2015.  The Company’s second offering period commenced in February 2015 and will end in August 2015.  During the six months ended June 30, 2015, employees purchased 190,088 shares of common stock pursuant to the 2014 ESPP at an exercise price of $2.08 per share.

The fair value for awards under the 2014 ESPP was estimated at the date of grant, at the beginning of the offering period, using a Black-Scholes option pricing model.  Calculating the fair value of the 2014 ESPP awards requires subjective assumptions, including, but not limited to, the expected term of the 2014 ESPP award and stock price volatility. The Company estimates the expected life of the awards granted under the 2014 ESPP based on the duration of the offering periods, which is six months.  The Company estimates the volatility of its common stock on the date of grant based on the historic volatility of comparable companies

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

9.  Stock-Based Compensation (Continued)

in its industry. Risk-free interest rates are based on yields from United States Treasury zero-coupon issues with a term consistent with the expected term of the awards in effect at the time of grant. Forfeitures are estimated at the time the 2014 ESPP awards are granted based on actual historical pre-vesting forfeitures and revised, if necessary in subsequent periods, if actual forfeitures differ from those initial estimates to derive the Company’s best estimate of 2014 ESPP awards that are expected to vest.  The Company has never declared or paid any cash dividends and has no current plan to do so. Consequently, it used an expected dividend yield of zero.

There was $43 of total unrecognized compensation cost related to awards under the 2014 ESPP as of June 30, 2015. This cost is expected to be recognized over a weighted-average period of less than one year.

10.  Net Loss Per Share of Common Stock

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)
Numerator:
Net loss	$(5,240)	$(5,372)	$(12,190)	$(12,601)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	51,445,613	50,403,168	51,332,047	50,350,749

Basic and diluted net loss per share	$(0.10)	$(0.11)	$(0.24)	$(0.25)

The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss per share of common stock because the effect is anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)
Warrants to purchase common stock	39,824	39,824	39,824	39,824
Stock option awards	6,954,601	7,045,411	6,954,601	7,045,411
Restricted stock unit awards	2,096,997	771,438	2,096,997	771,438
Total anti-dilutive securities	9,091,422	7,856,673	9,091,422	7,856,673

11. Subsequent Event

Sublease Agreement

On July 16, 2015, the Company entered into a sublease agreement (“Sublease”) for its former principal executive office located at 53 West 23rd Street, New York, New York.  The term of the Sublease runs through May 30, 2021, the date on which the underlying lease agreement will terminate.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

11. Subsequent Event (Continued)

Acquisition

On August 3, 2015, the Company acquired all of the outstanding shares of The Video Network Pty Ltd, an Australian proprietary limited company (“TVN”), pursuant to a share sale agreement (the “SSA”) between the Company, Tremor Video (Australia) Pty Ltd., a wholly-owned subsidiary of the Company, and the sellers identified therein (the “TVN Sellers”).  As consideration for the acquisition of the equity of TVN, the Company made an initial payment to the TVN Sellers of $3,040 Australian dollars (approximately $2,200 based on the currency exchange rate on the date of acquisition), subject to certain adjustments as set forth in the SSA, and is required to make payments of $380 Australian dollars (approximately $277 based on the currency exchange rate on the date of acquisition), to the TVN Sellers on each of the first and second anniversary of the closing.  In addition, the TVN Sellers are eligible to receive future cash payments contingent on the operating performance of TVN in each of its 2016 and 2017 fiscal years (which period includes July 1 through June 30 of each calendar year).  The Company will include information about the fair value of acquired assets and assumed liabilities of TVN in its Quarterly Report on Form 10-Q for the quarter ending September 30, 2015. During the three and six month periods ended June 30, 2015, the Company recorded approximately $222 in acquisition related expenses in connection with the TVN acquisition.

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

Overview

Tremor Video, Inc., we or us, is an advertising technology company elevating brand performance across all screens for the world’s leading brands and publishers.  We offer advertisers and publishers complete programmatic solutions to reach and engage consumers, while providing transparency into what drives the success of brand advertising performance across multiple devices, including computers, smartphones, tablets and TVs.  Our relationships with leading advertisers, agencies and publishers have helped us create a robust premium video marketplace, where buyers and sellers can seamlessly transact for brand effectiveness.

Our proprietary technology, VideoHub, is the backbone of our demand platform, which enables advertisers and agencies to efficiently buy, optimize and measure the effectiveness of their video ad campaigns.  VideoHub analyzes in-stream video content, detects viewer and system attributes, and leverages our large repository of stored and integrated third-party data to optimize the delivery of ad campaigns to achieve a broad spectrum of marketing goals — from audience reach to more sophisticated goals such as engagement, brand lift and viewability.  Through our All-Screen optimization solution, advertisers are able to choose a single campaign goal and VideoHub will optimize delivery of the campaign across a broad inventory pool to find the right viewer wherever they may be watching video, eliminating the need to allocate campaign budgets to a specific screen or device.  Our advanced analytics suite enables advertisers to gain a deep understanding of the drivers of campaign performance and obtain reporting on key brand performance metrics such as viewability, as well as TV-like metrics that measure reach and frequency of viewing by a particular audience.

Advertisers primarily access our demand platform on a managed service basis, with our team of specialists managing the execution and delivery of an advertising campaign, from advising on pre-campaign planning through post-campaign reporting and analysis.  Typically, these managed campaigns are delivered on a guaranteed basis, with an agreed set of campaign objectives at a pre-negotiated fixed price.  Advertisers are also able to programmatically transact on our demand platform on a non-guaranteed basis using real-time bidding technology, or RTB, to dynamically purchase individual ad impressions through integrated inventory pools, as well as through private marketplaces that connect advertisers directly to selected publishers.  During the three months ended June 30, 2015 and 2014 and six months ended June 30, 2015 and 2014, we derived a substantial majority of our revenue by delivering in-stream video advertising through our demand platform on a managed service basis.

To better align our solutions with the specific needs of advertisers on a given campaign, we offer a number of different pricing models on a managed service basis, including traditional CPM (cost per thousand impressions) pricing models, which are based solely on the number of ad impressions delivered, performance-based pricing models where we are compensated only when certain measurable brand results are achieved, and pricing models with demographic guarantees where an advertiser pays based on the number of impressions that are delivered to a target demographic.  We believe our performance-based pricing models typically generate higher gross margins than other campaigns running through our platform because we are often able to serve our advertisers’ performance goals with a lower number of purchased impressions.  As a percentage of total revenue, revenue attributable to performance-based pricing for the three months ended June 30, 2015 and 2014 was 33.0% and 26.9%, respectively, and 31.1% and 25.0% for the six months ended June 30, 2015 and 2014, respectively.

We recently introduced to market a supply side platform, or SSP, which helps publishers maximize the value of their video inventory by enabling their programmatic sales efforts and automating workflow.  Publishers using our SSP can make inventory available to advertisers through an open exchange, where demand sources bid on inventory in a robust auction environment, or through private marketplaces so that only selected advertisers have the opportunity to purchase video ad inventory.  Our SSP connects publishers to advertisers that are transacting through our demand platform or third-party demand side platforms that are integrated with our technology.

During the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, we increased our revenue to $46.1 million from $43.7 million, representing a 5.4% increase year over year.  Over the same period, our gross margin increased to 39.1% from 33.9%.  For the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, our adjusted EBITDA (refer to “Key Metrics”) decreased to a $1.3 million loss from a $2.3 million loss, and our net loss decreased to $5.2 million from $5.4 million.

During the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, we increased our revenue to $86.7 million from $78.6 million, representing a 10.3% increase year over year.  Over the same period, our gross margin increased to 39.5% from 34.0%.  For the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, our adjusted EBITDA decreased to a $5.3 million loss from a $6.9 million loss, and our net loss decreased to $12.2 million from $12.6 million.

Key Metrics

We monitor the key metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands) (unaudited)
Revenue	$46,072	$43,701	$86,675	$78,570
Gross margin	39.1%	33.9%	39.5%	34.0%
Net loss	$(5,240)	$(5,372)	$(12,190)	$(12,601)
Adjusted EBITDA	$(1,320)	$(2,309)	$(5,252)	$(6,882)

Gross margin is our gross profit expressed as a percentage of our total revenue.  Our gross margin is primarily impacted by video advertising inventory costs associated with delivering our advertisers campaigns relative to the revenue we generate from delivering such campaigns.  Our gross margins have generally been positively affected by campaigns priced on a performance basis, as well as campaigns running through our All-Screen optimization solution.  Advertising campaigns running through our SSP solution as well as campaigns purchased programmatically through our demand platform on a non-guaranteed basis typically generate lower gross margins than other campaigns running through our platform.  Accordingly, our gross margin will be impacted depending on the relative mix of our revenue and the manner in which we sell advertising campaigns.

Adjusted EBITDA represents our net loss before interest and other income, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of stock-based compensation expense, stock-based long-term incentive compensation expense, both of which are non-cash items, executive severance costs, acquisition-related costs (refer to Note 11 in Notes to Consolidated Financial Statements) and litigation costs associated with class action securities litigation.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of the exclusion of the impact of non-cash stock-based compensation expense, stock-based long-term incentive compensation expense and litigation costs associated with class action securities litigation, excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is a non-GAAP financial measure. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (e) Adjusted EBITDA does not reflect litigation costs associated with class action securities litigation; (f) Adjusted EBITDA does not reflect executive severance costs; (g) Adjusted EBITDA does not reflect acquisition-related costs; and (h) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands) (unaudited)
Net loss	$(5,240)	$(5,372)	$(12,190)	$(12,601)
Adjustments:
Total interest and other (income) expense, net	(6)	28	(18)	23
Provision for income taxes	117	21	239	100
Depreciation and amortization expense	1,956	1,643	3,733	3,229
Stock-based compensation expense	1,147	1,139	2,255	2,106
Stock-based long-term incentive compensation(1)	58	154	77	114
Litigation costs	64	78	68	147
Executive severance(2)	362	—	362	—
Acquisition-related costs	222	—	222	—
Total net adjustments	3,920	3,063	6,938	5,719
Adjusted EBITDA	$(1,320)	$(2,309)	$(5,252)	$(6,882)

(1)         Reflects amounts accrued for the 2015 and 2014 plan years, net of forfeitures.

(2)         Reflects severance costs incurred pursuant to the Transition Agreement entered into between the Company and its former Chief Financial Officer.

Components of Operating Results

We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue

During the three and six months ended June 30, 2015 and 2014, we generated substantially all of our revenue by delivering in-stream video advertisements for brand advertisers and agencies through our demand platform and SSP.

For video advertising campaigns that are priced on a CPM basis, we recognize revenue upon delivery of impressions. For campaigns that are purchased with performance-based pricing models, we recognize revenue only when the specified action is taken or campaign result is achieved, and for campaigns purchased with demo guarantees, we recognize revenue upon delivery of impressions to a specific target demographic.  The prices we charge our clients also may vary depending upon the ad format chosen the device type through which the campaign runs, including whether the client is utilizing our All-Screen optimization solution, whether the campaign is purchased on guaranteed basis, and whether the campaign utilizes third party data or verification services.

During the three and six months ended June 30, 2015 and 2014, we also generated revenue from licensing our VideoHub analytics to advertisers, agencies and publishers.  The license fee varies depending upon the level of access to our video advertising analytics and the volume of impressions being analyzed by VideoHub.  We recognize revenue with respect to this solution on a CPM basis based upon the number of impressions being analyzed in a given month. In future periods, we do not expect our licensed analytics solutions to contribute materially to our operating results.

Cost of Revenue

Our cost of revenue primarily represents video advertising inventory costs, research costs, third-party hosting fees, and third-party serving fees incurred to deliver video ads.  Cost of revenue also includes costs from our licenses from third-party data providers utilized in our solutions.  Substantially all of our cost of revenue is attributable to video advertising inventory costs.  We recognize cost of revenue on a publisher-by-publisher basis at the same time as we recognize the associated advertising revenue.  Substantially all of our exclusive publisher contracts contain minimum percentage fill rates on qualified video ad requests, which effectively means that we must purchase this inventory from our exclusive publishers even if we lack a video advertising campaign to deliver.  We recognize the difference between our contractually required fill rate and the number of video ads actually delivered by us on the publisher’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Historically, the impact of the difference between the contractually required fill rate and the number of ads delivered has not been material.  Costs owed to publishers but not yet paid are recorded in our consolidated balance sheets and included as part of accounts payable and accrued expenses.

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

Technology and Development Expense. Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for development, network operations and engineering personnel.  Additional expenses in this category include costs related to the development, quality assurance and testing of new technology and maintenance and enhancement of existing technology and infrastructure as well as consulting, travel and other related overhead.  Due to the rapid development and changes in our business, we have expensed technology and development expenses in the same period that the costs are incurred.  We intend to continue to invest in our technology and development efforts, as we believe these efforts are essential to maintaining our competitive position.

Sales and Marketing Expense.  Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing, creative, sales and sales support employees.  Additional expenses in this category include marketing programs, consulting, travel and other related overhead.  We expect our sales and marketing expense to increase in the foreseeable future as we continue to grow our advertiser and publisher focused sales and marketing professionals and expand our marketing activities.

General and Administrative Expense. General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees.  Included in general and administrative expenses are consulting and professional fees, including legal, accounting and investor relations fees, insurance costs associated with compliance with the Sarbanes-Oxley Act and other public company corporate expenses, travel and other related overhead.  We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company and the continuing growth of our business.

Depreciation and Amortization Expense. Depreciation and amortization expense primarily consists of our depreciation expense related to investments in property, equipment and software as well as the amortization of certain intangible assets.

Interest and Other Income (Expense), Net

Interest and other income, net, primarily consists of interest income, interest expense, foreign exchange transaction gains and losses, and mark-to-market expense.  Interest income is derived from interest received on our cash and cash equivalents.  As of June 30, 2015 and December 31, 2014, we did not have any outstanding borrowings under our credit facility.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
		Percentage		Percentage		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$46,072	100.0%	$43,701	100.0%	$86,675	100.0%	$78,570	100.0%
Cost of revenue	28,062	60.9	28,893	66.1	52,472	60.5	51,836	66.0
Gross profit	18,010	39.1	14,808	33.9	34,203	39.5	26,734	34.0

Operating expenses:
Technology and development	4,761	10.3	3,982	9.1	9,722	11.2	8,313	10.6
Sales and marketing	11,717	25.4	10,906	25.0	23,668	27.3	20,357	25.9
General and administrative	4,705	10.2	3,600	8.2	9,049	10.4	7,313	9.3
Depreciation and amortization	1,956	4.2	1,643	3.8	3,733	4.3	3,229	4.1
Total operating expenses	23,139	50.1	20,131	46.1	46,172	53.2	39,212	49.9

Loss from operations	(5,129)	(11.0)	(5,323)	(12.2)	(11,969)	(13.7)	(12,478)	(15.9)
Interest and other income (expense), net	6	—	(28)	(0.1)	18	—	(23)	—
Loss before provision for income taxes	(5,123)	(11.0)	(5,351)	(12.3)	(11,951)	(13.7)	(12,501)	(15.9)
Provision for income taxes	117	0.3	21	—	239	0.3	100	0.1
Net loss	$(5,240)	(11.3)%	$(5,372)	(12.3)%	$(12,190)	(14.0)%	$(12,601)	(16.0)%

Comparison for the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase/ (Decrease)		June 30,		Increase/ (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	Percentage
	(dollars in thousands)
Revenue	$46,072	$43,701	$2,371	5.4%	$86,675	$78,570	$8,105	10.3%

Revenue

Our revenue during the three months ended June 30, 2015 and 2014 increased to $46.1 million from $43.7 million for the same period in 2014.  The increase in revenue was primarily attributable to an increase in revenue from our SSP solution.

Our revenue during the six months ended June 30, 2015 and 2014 increased to $86.7 million from $78.6 million for the same period in 2014.  The increase in revenue was primarily attributable to an increase in revenue from our SSP solution as well as incremental contributions from campaigns running through our demand platform.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase/ (Decrease)		June 30,		Increase/ (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$28,062	$28,893	$(831)	(2.9)%	$52,472	$51,836	$636	1.2%
Gross profit	18,010	14,808	3,202	21.6	34,203	26,734	7,469	27.9
Gross margin	39.1%	33.9%			39.5%	34.0%

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue during the three months ended June 30, 2015 and 2014 decreased to $28.1 million from $28.9 million for the same period in 2014.  The decrease in cost of revenue was driven primarily by $1.2 million of decreased video advertising inventory costs, offset by a $0.4 million increase in data, ad serving, hosting and research costs. The increase in our gross profit for the three months ended June 30, 2015, compared to the same period in 2014, was driven by a $2.4 million increase in revenue and a $0.8 million decrease in our cost of revenue.

Our gross margin during the three months ended June 30, 2015 and 2014 increased to 39.1% from 33.9%.  The 5.2 percentage point increase was primarily attributable to a higher percentage of revenue attributable to performance based products compared to the prior year period and contributions from our All-Screen optimization solution, which we introduced during the second quarter of 2014.  These improvements were partially offset by an increase in contributions to revenue from our SSP.

Our cost of revenue during the six months ended June 30, 2015 and 2014 increased to $52.5 million from $51.8 million for the same period in 2014.  The increase in cost of revenue was driven primarily by $1.0 million increase in data, ad serving, hosting and research costs, offset by a $0.4 million decrease in video advertising inventory. The increase in our gross profit for the six months ended June 30, 2015, compared to the same period in 2014, was driven by an $8.1 million increase in revenue, partially offset by a $0.6 million increase in our cost of revenue.

Our gross margin during the six months ended June 30, 2015 and 2014 increased to 39.5% from 34.0%.  The 5.5 percentage point increase was primarily attributable to a higher percentage of revenue attributable to performance based products compared to the prior year period and contributions from our All-Screen optimization solution, which we introduced during the second quarter of 2014.  These improvements were partially offset by an increase in contributions to revenue from our SSP.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase/ (Decrease)		June 30,		Increase/ (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$4,761	$3,982	$779	19.6%	$9,722	$8,313	$1,409	16.9%
% of total revenue	10.3%	9.1%			11.2%	10.6%

Technology and Development Expense

The increase in technology and development expense during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was primarily attributable to a $0.6 million increase in salaries, incentive compensation, overhead costs and other personnel-related costs and a $0.2 million increase in professional fees and consulting fees, as we continued to invest in technology and development efforts.

The increase in technology and development expense during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily attributable to a $1.1 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs and a $0.3 million increase in professional fees and consulting fees, as we continued to invest in technology and development efforts.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase/ (Decrease)		June 30,		Increase/ (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$11,717	$10,906	$811	7.4%	$23,668	$20,357	$3,311	16.3%
% of total revenue	25.4%	25.0%			27.3%	25.9%

Sales and Marketing Expense

The increase in sales and marketing expense during the three months ended June 30, 2015, compared to the three months ended June, 2014, was primarily attributable to a $0.8 million increase in salaries, incentive compensation, overhead costs and other personnel-related costs, primarily associated with an increase in the number of sales personnel supporting new product offerings.

The increase in sales and marketing expense during the six months ended June 30, 2015, compared to the six months ended June, 2014, was primarily attributable to a $2.6 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, primarily associated with an increase in the number of sales personnel supporting new product offerings, a $0.6 million increase in marketing costs and professional fees, and a $0.1 million increase in software costs.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase/ (Decrease)		June 30,		Increase/ (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$4,705	$3,600	$1,105	30.7%	$9,049	$7,313	$1,736	23.7%
% of total revenue	10.2%	8.2%			10.4%	9.3%

General and Administrative Expense

The increase in general and administrative expense during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was primarily attributable to an increase of $0.8 million in salaries, incentive compensation, stock-based compensation and other personnel-related costs, including severance relating to the transition of our Chief Financial Officer, a $0.2 million increase in professional fees, and a $0.1 million increase in accounting fees.

The increase in general and administrative expense during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily attributable to an increase of $1.2 million in salaries, incentive compensation, stock-based compensation and other personnel-related costs, including severance relating to the transition of our Chief Financial Officer, a $0.3 million increase in accounting fees and professional fees, a $0.1 million increase in legal fees, a $0.1 million increase in administrative software costs, and a $0.1 million increase in other taxes.  These increases were partially offset by a $0.1 million decrease in recruiting fees.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase/ (Decrease)		June 30,		Increase/ (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$1,956	$1,643	$313	19.1%	$3,733	$3,229	$504	15.6%
% of total revenue	4.2%	3.8%			4.3%	4.1%

Depreciation and Amortization Expense

The increase in depreciation and amortization expense during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was primarily attributable to additional leasehold improvements to our office spaces, purchases of computer hardware as a result of an increase in headcount and purchases of computer hardware and software related to our third-party data center hosting facilities.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase/ (Decrease)		June 30,		Increase/ (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	of Revenue
	(dollars in thousands)
Total interest and other income, net	$6	$(28)	$34	N/A	$18	$(23)	$41	N/A
% of total revenue	—%	(0.1)%			—%	—%

Interest and Other Income (Expense), Net

The increase in our interest and other income (expense), net during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, and during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily attributable to foreign currency exchange gains and losses, mark-to-market income, investment income from money market funds and interest expense.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase/ (Decrease)		June 30,		Increase/ (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	of Revenue
	(dollars in thousands)
Provision for income taxes	$117	$21	$96	457.1%	$239	$100	$139	139.0%
% of total revenue	0.3%	—%			0.3%	0.1%

Provision for income taxes

The increase in our provision for income taxes during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, and during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, is primarily attributable to an increase in our effective tax rate as a result of an increase in our estimated minimum U.S. state and local taxes.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of
	June 30,
	2015	2014
	(dollars in thousands)
Cash and cash equivalents	$68,613	$83,767
Accounts receivable, net of allowance for doubtful accounts	51,272	49,070
Working capital	79,127	94,791

Our cash and cash equivalents at June 30, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

To date, we have funded our operations principally through private placements of our capital stock, bank borrowings and our initial public offering (“IPO”) from 2013.

Credit Facility

We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility, we can incur revolver borrowings up to the lesser of $32.5 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amount must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.25% of any unused borrowing capacity.  This fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10.0 million.  The credit facility also includes a letter of credit, foreign exchange and cash management facility in an aggregate amount of $2.5 million.  The credit facility matures in December 2016.  As of June 30, 2015, we had no outstanding borrowings under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  We are also required to maintain all of our cash and cash equivalents at accounts with the lender, unless we maintain at least $30.0 million of cash and cash equivalents with the lender, in which case we can maintain the excess with another banking institution.  We were in compliance with all covenants as of June 30, 2015 and through the date of this filing.

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

Components of Liquidity and Capital Resources

The following table summarizes our historical cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2015	2014
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(2,861)	$(7,759)
Investing activities	(6,180)	(1,772)
Financing activities	(114)	582

Operating Activities

Net cash used in operating activities is primarily influenced by the revenue our business generates, video advertising inventory costs and amounts of cash we invest in personnel and infrastructure to support the growth of our business.  Net cash used in operating activities has been used to fund operations through changes in working capital, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expenses.

During the six months ended June 30, 2015, our net cash used in operating activities was $2.9 million and consisted of a net loss of $12.2 million, offset by $6.1 million in adjustments for non-cash items and $3.2 million in net cash provided by changes in working capital.  Net loss was primarily driven by expansion of our operations, our investment in technology and development, sales personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of $3.7 million in depreciation and amortization expense and $2.3 million in non-cash stock-based compensation expense and $0.1 million in other net adjustments for non-cash items.  The increase in cash resulting from changes in our working capital during the six months ended June 30, 2015 primarily consisted of a $5.3 million increase in accounts payable and accrued expenses, primarily driven by an increase in amounts due to publishers for inventory costs under our publisher contracts, and a $3.2 million increase in deferred rent and security deposits payable as a result of our new principal executive office.  These increases were partially offset by a $4.5 million increase primarily related to accounts receivable billed to customers, principally driven by an increase in revenue, and a $0.8 million net decrease in other changes in our working capital.

During the six months ended June 30, 2014, our net cash used in operating activities was $7.8 million and consisted of a net loss of $12.6 million and $0.7 million of cash used in working capital offset by $5.5 million in adjustments for non-cash items.  Net loss was primarily driven by expansion of our operations, our investment in technology and development personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $3.2 million, non-cash stock-based compensation expense of $2.1 million and $0.2 million in non-cash stock-based long-term incentive compensation and other adjustments for non-cash items.  The decrease in cash resulting from changes in working capital primarily consisted of a $7.6 million increase primarily related to accounts receivable billed to customers, principally driven by an increase in revenue.  This decrease was partially offset by a $6.7 million increase in accounts payable and accrued expenses, primarily driven by an increase in amounts due to publishers for inventory costs under our publisher contracts and an increase in payroll related expenses resulting from an increase in the number of our employees, and a $0.2 million net increase in other changes in our working capital.

Investing Activities

Our investing activities consist of net cash used for purchases of property and equipment primarily related to leasehold improvements.

For the six months ended June 30, 2015, our net cash used in investing activities was $6.6 million used to purchase property and equipment primarily related to leasehold improvements for the Company’s new principal executive office.  For the six months ended June 30, 2014, our net cash used in investing activities was $1.7 million used to purchase computer hardware and software related to our third-party data center hosting facilities.

Financing Activities

Our financing activities consist of net cash (used for) provided by tax payments on behalf of employees related to net share settlement of restricted stock unit awards and proceeds received from the exercise of stock option awards.

For the six months ended June 30, 2015, our net cash used in financing activities was $0.1 million and primarily consisted of tax payments on behalf of employees related to net share settlements of restricted stock unit awards partially offset by proceeds received from the exercise of stock option awards.

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

Interest Rate Risk

We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% decline in interest rates occurring from January 1, 2015 and sustained through the period ended June 30, 2015, would not have been material.  We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

We were exposed to market risks related to fluctuations in interest rates related to our $32.5 million credit facility.  We currently do not have any outstanding borrowings under our credit facility.  Interest on our credit facility is tied to the lender’s prime rate and fluctuates periodically.  As a result, the interest rates on any of our outstanding borrowings may fluctuate from time to time.

Foreign Currency Exchange Risk

Due to our international operations, we are exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars.  Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in Canada, Singapore and the United Kingdom.  In addition, on August 3, 2015, we acquired a business in Australia, which will expose us to risk related to non-US denominated revenues and costs in Australia, as well as future payments required to be made in connection with the acquisition that are denominated in Australian dollars (refer to Note 11 in Notes to Consolidated Financial Statements).  The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. Substantially all of our advertiser contracts are currently denominated in U.S. dollars.  Therefore, we have minimal foreign currency exchange risk with respect to our revenue.  These exposures may change over time as our business practices evolve and if our exposure increases, adverse movements in foreign currency exchanges rates could have a material adverse impact on our financial results.

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

Our management, with the participation of our Chief Executive Officer, who is currently our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at a reasonable assurance level.  However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II  - OTHER INFORMATION

Item 1. Legal Proceedings.

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, our directors, and certain of our executive officers. The lawsuit alleges certain misrepresentations by us in connection with our IPO concerning our business and prospects.  The lawsuit seeks unspecified damages.  On February 7, 2014, the Court entered an order appointing lead plaintiff and lead counsel.  On April 22, 2014, lead plaintiffs filed an amended complaint.  On July 14, 2014, we filed a motion to dismiss the amended complaint.  On August 28, 2014, lead plaintiffs filed their opposition to the motion to dismiss.  On September 18, 2014, we filed a reply in support of the motion to dismiss the amended complaint.  On March 5, 2015, the Court granted our motion to dismiss and entered judgment in our favor. On April 7, 2015, plaintiffs filed a motion to vacate the judgment and for leave to file an amended complaint (“Motion to Vacate”).  On June 5, 2015, the United States District Court for the Southern District of New York entered an order denying the Motion to Vacate.  On July 1, 2015, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit.

In addition, from time to time we are involved in legal proceedings or subject to claims arising in the ordinary course of our business.  Although the results of litigation and claims cannot be predicted with certainty, except as noted above we do not believe we are a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

None.

(c)          Issuer Purchases of Equity Securities

None.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)              List of Exhibits

Exhibit Number	Exhibit Description
31.1+	Certification of Principal Executive/Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification of Principal Executive/Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

+	Exhibits marked with a plus sign (“+”) are filed herewith.

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
William Day
President and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: August 10, 2015

TREMOR VIDEO, INC.