Form 10-Q
period 2015-09-30
TREMOR VIDEO INC.
filed 2015-11-09
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, there were 52,112,784 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TREMOR VIDEO, INC.

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,531	$77,787
Accounts receivable, net of allowance for doubtful accounts of $854 and $883 as of September 30, 2015 and December 31, 2014, respectively	53,577	46,765
Prepaid expenses and other current assets	2,378	1,571
Deferred tax assets	240	194
Total current assets	121,726	126,317
Long-term assets:
Restricted cash	600	600
Property and equipment, net of accumulated depreciation of $5,671 and $5,027 as of September 30, 2015 and December 31, 2014, respectively	9,990	5,574
Intangible assets, net of accumulated amortization of $23,844 and $20,148 as of September 30, 2015 and December 31, 2014, respectively	12,635	15,552
Goodwill	10,080	29,719
Other assets	517	243
Total long-term assets	33,822	51,688
Total assets	$155,548	$178,005

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$46,627	$37,258
Deferred rent and security deposits payable, short-term	412	20
Contingent consideration on acquisition, short-term	579	—
Deferred revenue	83	15
Total current liabilities	47,701	37,293
Deferred rent, long-term	4,001	745
Contingent consideration on acquisition, long-term	377	—
Deferred tax liabilities	194	194
Other long-term liabilities	249	—
Total liabilities	52,522	38,232
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of September 30, 2015 and December 31, 2014, respectively; 52,105,822 and 51,106,254 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	278,335	274,094
Accumulated other comprehensive (loss) income	(78)	98
Accumulated deficit	(175,236)	(134,424)
Total stockholders’ equity	103,026	139,773
Total liabilities and stockholders’ equity	$155,548	$178,005

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$49,273	$39,039	$135,948	$117,609
Cost of revenue	31,673	24,046	84,145	75,882
Gross profit	17,600	14,993	51,803	41,727

Operating expenses:
Technology and development	5,147	4,270	14,869	12,583
Sales and marketing	12,112	10,761	35,780	31,118
General and administrative	4,034	3,724	13,083	11,037
Depreciation and amortization	2,322	1,673	6,055	4,902
Impairment charges	22,665	—	22,665	—
Total operating expenses	46,280	20,428	92,452	59,640

Loss from operations	(28,680)	(5,435)	(40,649)	(17,913)

Interest and other income (expense), net:
Interest expense	(2)	(3)	(7)	(3)
Other income (expense), net	79	8	102	(15)
Total interest and other income (expense), net	77	5	95	(18)

Loss before provision for income taxes	(28,603)	(5,430)	(40,554)	(17,931)

Provision for income taxes	19	44	258	144

Net loss	$(28,622)	$(5,474)	$(40,812)	$(18,075)

Net loss per share:
Basic and diluted	$(0.55)	$(0.11)	$(0.79)	$(0.36)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	51,875,785	50,751,303	51,515,285	50,485,734

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Loss	$(28,622)	$(5,474)	$(40,812)	$(18,075)
Other comprehensive loss:
Foreign currency translation adjustments	(125)	(63)	(176)	(58)
Comprehensive loss	$(28,747)	$(5,537)	$(40,988)	$(18,133)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Share	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2014	51,106,254	$5	$274,094	$98	$(134,424)	$139,773
Exercise of stock option awards	163,626	—	106	—	—	106
Common stock issued for settlement of restricted stock units awards (RSUs) awards, net of 196,724 shares withheld to satisfy income tax withholding obligations	466,794	—	251	—	—	251
Common stock issuance in connection with employee stock purchase plan	369,148	—	712	—	—	712
Stock-based compensation expense	—	—	3,172	—	—	3,172
Net loss	—	—	—	—	(40,812)	(40,812)
Foreign currency translation adjustments	—	—	—	(176)	—	(176)
Balance as of September 30, 2015	52,105,822	$5	$278,335	$(78)	$(175,236)	$103,026

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(40,812)	$(18,075)
Adjustments required to reconcile net loss to net cash used in operating activities:
Impairment charges	22,665	—
Depreciation and amortization expense	6,055	4,902
Bad debt recovery	(8)	(36)
Stock-based compensation expense	3,177	3,294
Stock-based long-term incentive compensation expense	262	274
Contingent stock grant to third party vendor	—	24
Net changes in operating assets and liabilities:
Increase in accounts receivable	(5,476)	(5,061)
(Increase) decrease in prepaid expenses, other current assets and other long-term assets	(1,129)	292
Increase in accounts payable and accrued expenses	8,009	2,039
Increase in deferred rent and security deposits payable	3,763	7
Increase in deferred revenue	66	43
Net cash used in operating activities	(3,428)	(12,297)

Cash flows from investing activities:
Purchase of property and equipment	(7,154)	(2,617)
Acquisition, net of cash acquired	(1,191)	—
Net cash used in investing activities	(8,345)	(2,617)

Cash flows from financing activities:
Proceeds from the exercise of stock options awards	106	727
Tax withholdings related to net share settlements of restricted stock unit awards (RSUs)	(463)	(565)
Net cash (used in) provided by financing activities	(357)	162

Net decrease in cash and cash equivalents	(12,130)	(14,752)

Effect of exchange rate changes in cash and cash equivalents	(126)	(30)

Cash and cash equivalents at beginning of period	77,787	92,691
Cash and cash equivalents at end of period	$65,531	$77,909

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$416	$—
Cash paid for interest expense	$5	$3
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for settlement of RSUs	$1,107	$952
Contingent consideration on acquisition	$956	$—
Purchase of property and equipment in accounts payable and accrued expenses	$157	$—

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

During the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 and 2014, there were no advertisers that accounted for more than 10% of revenue. At September 30, 2015 and December 31, 2014, there were no advertisers that accounted for more than 10% of outstanding accounts receivable.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

2.  Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2015-16 — Business Combinations (“Topic 805”): Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that the update will have on its consolidated financial statements and related disclosures.

FASB Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers

In May 2014, the FASB issued an ASU that provides a comprehensive model for recognizing revenue with customers.  This update clarifies and replaces all existing revenue recognition guidance within U.S. GAAP and may be adopted retrospectively for all periods presented or adopted using a modified retrospective approach.  This update is effective for annual and interim periods beginning after December 15, 2016.  In July 2015, FASB deferred the effective date by one year to December 15, 2017 (beginning with the Company’s first quarter in 2018) and permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  The Company is currently evaluating the adoption method to apply and the impact that the update will have on its consolidated financial statements and related disclosures.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

3.  Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2015				December 31, 2014
	(unaudited)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$51,574	$—	$—	$51,574	$68,570	$—	$—	$68,570
Total assets	$51,574	$—	$—	$51,574	$68,570	$—	$—	$68,570
Liabilities:
Contingent consideration on acquisition liability(2)	$—	$—	$956	$956	$—	$—	$—	$—
Total liabilities	$—	$—	$956	$956	$—	$—	$—	$—

(1)         Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $13,957 and $9,217 of operating cash balances as of September 30, 2015 and December 31, 2014, respectively.

(2)         On August 3, 2015, the Company acquired all of the outstanding shares of The Video Network Pty Ltd, an Australian proprietary limited company (“TVN”).  The total purchase price includes contingent payments of up to $8,896 (approximately $12,200 Australian dollars based on the currency exchange rate on the date of acquisition) payable over two years contingent on the operating performance of TVN in reaching certain financial milestones in each of its 2016 and 2017 fiscal years (which period includes July 1 through June 30 of each calendar year).  As of September 30, 2015, the Company estimated the fair value of contingent payments related to TVN sellers that are not subject to continued employment and TVN sellers that are subject to continued employment was $818 (excluding impact of foreign exchange transaction loss of $31) and $169, respectively.  In estimating the fair value of the contingent consideration, the Company used a Monte-Carlo valuation model based on future expectations on reaching such financial milestones, other management assumptions, and the weighted-probabilities of possible payments.  These assumptions were based on significant inputs not observed in the market and, therefore, represent a Level 3 measurement.  Subsequent to the date of acquisition, the Company will re-measure the estimated fair value of the contingent consideration at each reporting date with any changes in fair value recorded in the Company’s statements of operations.  Any changes in the unobservable inputs could significantly impact the estimated fair value of the contingent consideration.  Refer to note 6 for further discussion on the acquisition of TVN.

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table represents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the nine months ended September 30, 2015:

Contingent
Consideration
On Acquisition
Beginning balance as of January 1, 2015	$—
Contingent consideration on acquisition	956
Ending balance as of September 30, 2015	$956

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	September 30,	December 31,
	2015	2014
	(unaudited)
Prepaid expenses and other current assets	$2,098	$1,406
Prepaid rent	165	165
Leasehold improvement incentives(1)	115	—
Total prepaid expenses and other current assets	$2,378	$1,571

(1)         The Company previously recorded $2,308 related to its office lease for its new headquarters, with a corresponding amount recorded as part of deferred rent liability, of which $2,193 has since been received from the landlord.

5.  Property and Equipment, Net

Property and equipment, net consisted of:

	September 30,	December 31,
	2015	2014
	(unaudited)
Computer hardware	$6,666	$5,880
Leasehold improvements	6,058	1,749
Furniture and fixtures	1,483	1,768
Computer software	1,267	991
Office equipment	187	213
Total property and equipment	15,661	10,601
Less: accumulated depreciation	(5,671)	(5,027)
Total property and equipment, net of accumulated depreciation	$9,990	$5,574

The depreciation expense related to property and equipment was $1,036 and $464 for the three months ended September 30, 2015 and 2014, respectively, and $2,351 and $1,275 for the nine months ended September 30, 2015 and 2014, respectively.

The Company recorded a $566 (includes disposal costs of $22) impairment charge during the three and nine months ended September 30, 2015.  This impairment charge represents the remaining net carrying values related to certain property and equipment located at its former headquarters, which were vacated in the second quarter of 2015, that were impaired during the third quarter of 2015 based on changes in expected use of the asset that indicated the carry amount may not be recoverable.  Accordingly, the Company recorded a reduction of $2,251 to the cost and $1,707 to the accumulated depreciation balances.

The Company recorded a reduction of $426 to the cost and accumulated depreciation of fully depreciated equipment and leasehold improvements no longer in use for the nine months ended September 30, 2014.

6.  Acquisition

On August 3, 2015 (the “Acquisition Date”), the Company acquired all of the outstanding shares of TVN pursuant to a share sale agreement (the “SSA”) between the Company, Tremor Video (Australia) Pty Ltd., a wholly-owned subsidiary of the Company, and the sellers identified therein (the “TVN Sellers”).  As consideration for the acquisition of the equity of TVN, the Company made an initial payment to the TVN Sellers of $2,217 ($3,040 Australian dollars based on the currency exchange rate on the Acquisition Date), subject to certain adjustments as set forth in the SSA, and is required to make payments of $277 ($380

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

6.  Acquisition (Continued)

Australian dollars based on the currency exchange rate on the Acquisition Date) on each of the first and second anniversary of the closing, respectively.

In addition, the TVN Sellers are eligible to receive future cash payments of up to $8,896 ($12,200 Australian dollars based on the currency exchange rate on the Acquisition Date) over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones in each of its 2016 and 2017 fiscal years (which period includes July 1 through June 30 of each calendar year).

In estimating the fair value of the contingent cash consideration, the Company used a Monte-Carlo valuation model based on future expectations on reaching such financial milestones, other management assumptions (including operating results, business plans, anticipated future cash flows, and marketplace data), and the weighted-probabilities of possible payments.  As of the Acquisition Date, the Company estimated the fair value of the contingent cash consideration to be $2,822 ($3,870 Australian dollars based on the currency exchange rate on the Acquisition Date), of which the Company recorded $818 ($1,122 Australian dollars based on the currency exchange rate on the Acquisition Date) as purchase consideration for TVN related to TVN Sellers that are not subject to continued employment.  This amount has been included within total liabilities in the Company’s consolidated balance sheet.

For certain TVN Sellers, the payment of the contingent cash consideration is dependent upon continued employment through the date of payment. As a result, the estimated fair value of the contingent cash consideration relating to such TVN Sellers of $2,004 ($2,748 Australian dollars based on the currency exchange rate on the Acquisition Date) was excluded from the purchase consideration and such amounts will be recorded as compensation expense over two years.  For the three and nine months ended September 30, 2015, the Company recorded $169 in compensation-related expenses in connection with the continued employment of certain of the TVN Sellers within sales and marketing expenses in its consolidated statements of operations.

The Company will re-measure the estimated fair value of the contingent consideration at each reporting date with any changes in fair value recorded in the Company’s statements of operations.  As of September 30, 2015, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of TVN.

The total consideration transferred is allocated to the tangible and intangible assets acquired and liabilities assumed at the Acquisition Date, and are subject to adjustment during a measurement period of up to one year from the Acquisition Date.  The measurement period provides the Company with the ability to adjust the fair values of acquired assets and liabilities assumed for new information that is obtained about events and circumstances that existed as of the Acquisition Date.  Goodwill recognized in the TVN acquisition is not deductible for tax purposes.

The Company incurred $337 and $559 of acquisition-related costs (including $169 in compensation-related expenses as discussed above) that were expensed as incurred for the three and nine months ended September 30, 2015, respectively.  These costs (excluding $169 in compensation-related expenses as discussed above) are included in general and administrative expenses in the Company’s consolidated statements of operations.

The results of operations of TVN have been included in the Company’s consolidated statements of operations since the Acquisition Date.  As the financial effects of this acquisition, individually and in the aggregate, was not material to the Company’s consolidated balance sheet and statement of operations as of and for the three and nine month periods ended September 30, 2015 and, therefore, proforma results are not presented.

7.  Goodwill and Intangible Assets, Net

Interim Goodwill and Intangible Assets Impairment Testing

Goodwill is tested annually for impairment on October 1st of each year or more frequently if impairment indicators are present.  Goodwill is tested for impairment at the reporting unit level, which the Company operate as, using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

7.  Goodwill and Intangible Assets, Net (Continued)

reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any.

During the three months ended September 30, 2015, the Company determined that an impairment indicator was present that required it to perform an interim goodwill impairment analysis as of September 30, 2015 for its reporting unit.  This impairment indicator was a decrease in market capitalization below the carrying value of the Company’s net assets.  As a result, the Company conducted a preliminary interim impairment test on its goodwill to determine if there was an impairment at the reporting unit level.  In performing its interim impairment testing, the Company assessed a number of factors including operating results, business plans, anticipated future cash flows and marketplace data.  Based on such test, the reporting unit failed step one.  Accordingly, the Company performed step two of the goodwill interim impairment test.

In step two of the goodwill impairment testing, the Company estimated the implied fair value of goodwill to be below its carrying value.  As a result, the Company recorded an estimated goodwill impairment loss of $20,890 during the three and nine months ended September 30, 2015 to reduce the carrying value of goodwill to its implied fair value.  The Company has not yet finalized step two of the test as it needs additional time to complete its impairment analysis, so it is possible that the Company will need to adjust the amount of this charge upon the completion of the measurement. The Company expects that the adjustment, if any, would be recognized in the fourth quarter of 2015.

The Company also reviews certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of intangible assets are measured by a comparison of the carrying amount of the asset or asset group, using an income approach, to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group.  As the Company operates as one business unit and our long-lived assets do not have identifiable cash flows that are independent of the other assets and liabilities of this business unit, the impairment testing on intangible assets is performed at the entity-level.

In connection with the interim impairment testing on goodwill, the Company also conducted an impairment testing on certain intangible assets, specifically related to its customer relationships acquired in a historical acquisition, which indicated that the estimated fair value of those intangible assets were below their carrying value.  Accordingly, the Company recognized an impairment charge related to its intangible assets of $1,209 during the three and nine months ended September 30, 2015 to reduce the carrying values of these intangible assets to their estimated fair values.  The Company has not identified any other impairment losses on its remaining intangible assets as of September 30, 2015.

The changes in the carrying amount of goodwill as of September 30, 2015 were as follows:

	September 30, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Impairment	Amount
Beginning balance as of January 1, 2015	$29,719	$—	$29,719
Acquisition-related goodwill	1,251	—	1,251
Impairment of goodwill	—	(20,890)	(20,890)
Ending balance as of September 30, 2015	$30,970	$(20,890)	$10,080

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

7.  Goodwill and Intangible Assets, Net (Continued)

Information regarding the Company’s acquisition-related intangible assets, net is as follows:

	September 30, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$24,500	$(17,210)	$7,290
Customer relationships(1)	9,658	(4,844)	4,814
Trademarks and trade names(1)	1,671	(1,190)	481
Non-competition agreements	600	(600)	—
Domain name(2)	50	—	50
Total acquisition-related intangible assets, net	$36,479	$(23,844)	$12,635

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$24,500	$(14,491)	$10,009
Customer relationships	8,900	(4,069)	4,831
Trademarks and trade names	1,650	(988)	662
Non-competition agreements	600	(600)	—
Domain name(2)	50	—	50
Total acquisition-related intangible assets, net	$35,700	$(20,148)	$15,552

(1)         In connection with the Company’s acquisition during the three months ended September 30, 2015, the Company acquired the following identifiable acquisition-related intangible assets (a) $2,042 (excluding impact of foreign exchange transaction loss of $75) in customer relationships, and (b) $21 in trademarks and tradenames.

(2)         This intangible asset is considered to have an indefinite useful life and, therefore, not subject to amortization.

Amortization expense amounted to $1,278 and $1,209 for the three months ended September 30, 2015 and 2014, respectively, and $3,696 and $3,627 for the nine months ended September 30, 2015 and 2014, respectively.

The estimated future amortization expenses of the acquisition-related intangible assets, which includes those identifiable intangible assets acquired that are considered to have a definite life, as of September 30, 2015, for the next five years and thereafter are as follows:

2015	$1,240
2016	4,515
2017	4,050
2018	875
2019	875
2020	839
2021 and thereafter	191
Total(1)	$12,585

(1)         Total estimated future amortization expenses exclude any intangible assets considered to have an indefinite useful life.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2015	2014
	(unaudited)
Trade accounts payable	$34,236	$27,218
Accrued compensation, benefits and payroll taxes(1)	5,747	6,992
Accrued cost of sales	3,489	1,722
Other payables and accrued expenses	3,155	1,326
Total accounts payable and accrued expenses	$46,627	$37,258

(1)         At September 30, 2015 and December 31, 2014, accrued compensation, benefits and payroll taxes includes $316 and $768 of stock-based long-term incentive compensation expense, respectively, related to the Company’s long-term sales incentive compensation plan.  Payments earned under the plan for the 2014 plan year were paid in stock-based awards in August 2015.  The Company issued an aggregate total of 189,003 shares to employees under its 2014 plan on account of such payments, net of 112,183 shares withheld to satisfy income tax withholding obligations in the amount of $266, which were remitted to tax authorities.  Payments earned under the plan for the 2015 plan year will be made in stock-based awards to participants that remain employed with the Company through June 30, 2016, which will be paid in August 2016.  If any participant in the Company’s long-term sales incentive compensation plan is not employed on June 30, 2016, such participant will forfeit any rights to receive payments under the plan for the 2015 plan year.

9. Changes in Accumulated Other Comprehensive (Loss) Income

The following tables provide the components of accumulated other comprehensive (loss) income:

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at July 1, 2015	$47	$47
Other comprehensive loss(1)	(125)	(125)
Ending balance at September 30, 2015	$(78)	$(78)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at July 1, 2014	$200	$200
Other comprehensive loss(1)	(63)	(63)
Ending balance at September 30, 2014	$137	$137

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2015	$98	$98
Other comprehensive loss(1)	(176)	(176)
Ending balance at September 30, 2015	$(78)	$(78)

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

9. Changes in Accumulated Other Comprehensive (Loss) Income (Continued)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2014	$195	$195
Other comprehensive loss(1)	(58)	(58)
Ending balance at September 30, 2014	$137	$137

(1)         For the three and nine months ended September 30, 2015 and 2014, there were no reclassifications to or from accumulated other comprehensive (loss) income.

10. Commitments and Contingencies

Legal Contingencies

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company, its directors and certain of its executive officers, which alleged certain misrepresentations by the Company in connection with its initial public offering concerning its business and prospects.  The lawsuit seeks unspecified damages.  On March 5, 2015, the Court granted the Company’s motion to dismiss the lawsuit and entered judgment in the Company’s favor.  On April 7, 2015, plaintiffs filed a motion to vacate the judgment and for leave to file an amended complaint (“Motion to Vacate”).  On June 5, 2015, the Court entered an order denying the Motion to Vacate.  On July 1, 2015, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, and on August 25, 2015 plaintiffs filed their appellate brief in the United States Court of Appeals for the Second Circuit.  On September 29, 2015, the Company filed an answering brief in response to plaintiffs’ appeal.  On October 13, 2015, plaintiffs filed their reply brief.

In addition, from time to time, the Company is involved in legal proceedings or subject to claims arising in the ordinary course of our business.  Although the results of litigation and claims cannot be predicted with certainty, except as noted above, the Company does not believe it is a party to any legal proceedings that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

11.  Stock-Based Compensation

The Company included stock-based compensation expense related to all of its stock-based awards in various operating expense categories for the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 and 2014 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)
Technology and development	$209	$239	$641	$653
Sales and marketing(1)	376	342	1,179	1,063
General and administrative	337	607	1,357	1,578
Total stock-based compensation expense	$922	$1,188	$3,177	$3,294

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

11.  Stock-Based Compensation (Continued)

(1)         Includes $5 in stock-based compensation expense related to a non-employee consultant, which was settled in cash in lieu of stock during the nine months ended September 30, 2015.

Stock Option Awards Outstanding

The following table presents summary information of the Company’s stock option awards outstanding and exercisable as of September 30, 2015:

	Number of	Weighted
	Stock Option	Average
	Awards	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2014	6,825,142	$4.15
Stock option awards granted(1)	967,500	2.20
Stock option awards forfeited	(838,919)	4.56
Stock option awards exercised	(163,626)	0.65
Stock option awards outstanding as of September 30, 2015	6,790,097	3.90

Stock option awards vested and exercisable as of September 30, 2015	4,939,401	3.95

(1)         Includes an employment inducement award granted to the Company’s newly appointed Chief Financial Officer, John Rego, on September 8, 2015.  This award is comprised of a stock option award to purchase 570,000 shares of the Company’s common stock at an exercise price of $1.94 per share, which represents the closing price of the Company’s common stock on the date of grant.  This award is being issued outside of the Company’s shareholder approved equity compensation plans, but is generally subject to the same terms and conditions as applied to awards granted under the Company’s 2013 Equity Incentive Plan.

Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.

Other selected information is as follows:

	Nine Months Ended
	September 30,
	2015	2014
	(unaudited)

Aggregate intrinsic value of stock option awards exercised	$311	$2,378

Weighted-average grant-date fair value per share of stock option awards granted	0.84	1.84

Cash proceeds received from stock option awards exercised	106	727

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

(unaudited)

11.  Stock-Based Compensation (Continued)

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

There was $3,038 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of September 30, 2015.  This cost is expected to be recognized over a weighted-average period of 2.88 years.

Non-vested Restricted Stock Units (RSU) Awards Outstanding

The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the nine months ended September 30, 2015:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock Unit	Fair Value
	Awards	Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2014	1,161,705	$3.82
Restricted stock unit awards granted	1,806,041	2.46
Restricted stock unit awards forfeited	(313,532)	3.18
Restricted stock unit awards vested	(668,265)	3.22
Non-vested restricted stock unit awards outstanding as of September 30, 2015	1,985,949	2.86

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

There was $4,627 of total unrecognized compensation cost related to non-vested restricted stock unit awards granted under the Company’s equity incentive plans as of September 30, 2015.  This cost is expected to be recognized over a weighted-average period of 3.24 years.

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

(unaudited)

11.  Stock-Based Compensation (Continued)

employee may purchase more than 5,000 shares on any one purchase date and (2) no employee may purchase shares with a fair market value in excess of $25 in any calendar year.

No more than 2,000,000 shares of common stock are reserved for issuance under the 2014 ESPP.  As of September 30, 2015, the Company had 1,630,852 shares of common stock reserved for future issuance under the 2014 ESPP.

The Company began its first offering period in August 2014, which ended in February 2015.  The Company’s second offering period commenced in February 2015 and ended in August 2015.  During the nine months ended September 30, 2015, employees purchased 369,148 shares of common stock pursuant to the 2014 ESPP at a weighted average exercise price of $1.93 per share.

The fair value for awards under the 2014 ESPP was estimated at the date of grant, at the beginning of the offering period, using a Black-Scholes option pricing model.  Calculating the fair value of the 2014 ESPP awards requires subjective assumptions, including, but not limited to, the expected term of the 2014 ESPP award and stock price volatility. The Company estimates the expected life of the awards granted under the 2014 ESPP based on the duration of the offering periods, which is six months.  The Company estimates the volatility of its common stock on the date of grant based on the historic volatility of comparable companies in its industry. Risk-free interest rates are based on yields from United States Treasury zero-coupon issues with a term consistent with the expected term of the awards in effect at the time of grant. Forfeitures are estimated at the time the 2014 ESPP awards are granted based on actual historical pre-vesting forfeitures and revised, if necessary in subsequent periods, if actual forfeitures differ from those initial estimates to derive the Company’s best estimate of 2014 ESPP awards that are expected to vest.  The Company has never declared or paid any cash dividends and has no current plan to do so. Consequently, the Company used an expected dividend yield of zero.

There was $82 of total unrecognized compensation cost related to awards under the 2014 ESPP as of September 30, 2015. This cost is expected to be recognized over a weighted-average period of less than one year.

12.  Net Loss Per Share of Common Stock

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)
Numerator:
Net loss	$(28,622)	$(5,474)	$(40,812)	$(18,075)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	51,875,785	50,751,303	51,515,285	50,485,734

Basic and diluted net loss per share	$(0.55)	$(0.11)	$(0.79)	$(0.36)

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

12.  Net Loss Per Share of Common Stock (Continued)

The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss per share of common stock because the effect is anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)
Warrants to purchase common stock	39,824	39,824	39,824	39,824
Stock option awards	6,790,097	6,949,035	6,790,097	6,949,035
Restricted stock unit awards	1,985,949	925,358	1,985,949	925,358
Total anti-dilutive securities	8,815,870	7,914,217	8,815,870	7,914,217

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

Advertisers primarily access our demand platform on a managed service basis, with our team of specialists managing the execution and delivery of an advertising campaign, from advising on pre-campaign planning through post-campaign reporting and analysis.  In addition, advertisers can transact directly on our demand platform through an intuitive and customizable user interface, which allows them to actively manage the execution of their campaigns.  We deliver advertising campaigns on either a guaranteed basis, with an agreed set of campaign objectives at a pre-negotiated fixed price, or on a non-guaranteed basis using real-time bidding technology, or RTB, to dynamically purchase individual ad impressions through integrated inventory pools in an open exchange as well as through private marketplaces that connect advertisers directly to selected publishers.  During the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 and 2014, we derived a substantial majority of our revenue by delivering in-stream video advertising through our demand platform on a managed service basis.

We also deliver advertising campaigns through our supply side platform, or SSP, which helps publishers maximize the value of their video inventory by enabling their programmatic sales efforts and automating workflow.  Publishers using our SSP can make inventory available to advertisers through an open exchange, where demand sources bid on inventory in a robust auction environment, or through private marketplaces so that only selected advertisers have the opportunity to purchase video ad inventory.  Advertisers connect to publishers on our SSP through our demand platform or through third-party demand side platforms that are integrated with our technology.

To better align our solutions with the specific needs of advertisers on a given campaign, we offer a number of different pricing models, including traditional CPM (cost per thousand impressions) pricing models, which are based solely on the number of ad impressions delivered, performance-based pricing models where we are compensated only when certain measurable brand results are achieved, and pricing models with demographic guarantees where an advertiser pays based on the number of impressions that are delivered to a target demographic.  Our performance-based pricing models typically generate higher gross margins than other campaigns running through our platform because we are often able to serve our advertisers’ performance goals with a lower number of purchased impressions.

During the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, we increased our revenue to $49.3 million from $39.0 million, representing a 26.2% increase year over year.  Over the same period, our gross margin decreased to 35.7% from 38.4%.  For the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, our adjusted EBITDA (refer to “Key Metrics”) decreased to a $1.5 million loss from a $2.3 million loss, and our net loss increased to $28.6 million from $5.5 million.  The increase in our net loss includes $22.7 million of non-cash impairment charges to goodwill, certain intangible assets and property and equipment maintained at our former headquarters (refer to notes 5 and 7 in notes to consolidated financial statements).

During the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, we increased our revenue to $135.9 million from $117.6 million, representing a 15.6% increase year over year.  Over the same period, our gross margin increased to 38.1% from 35.5%.  For the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, our adjusted EBITDA decreased to a $6.8 million loss from a $9.2 million loss, and our net loss increased to $40.8 million from $18.1 million.  The increase in our net loss includes $22.7 million of non-cash impairment charges to goodwill, certain intangible assets and property and equipment maintained at our former headquarters (refer to notes 5 and 7 in notes to consolidated financial statements).

Key Metrics

We monitor the key metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Revenue	$49,273	$39,039	$135,948	$117,609
Gross margin	35.7%	38.4%	38.1%	35.5%
Net loss	$(28,622)	$(5,474)	$(40,812)	$(18,075)
Adjusted EBITDA	$(1,515)	$(2,282)	$(6,767)	$(9,164)

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

Adjusted EBITDA represents our net loss before interest and other income, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation expense, non-cash impairment charges, executive severance costs, acquisition-related costs and litigation costs associated with class action securities litigation.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of the exclusion of the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation expense, non-cash impairment charges, executive severance costs, acquisition-related costs, and litigation costs associated with class action securities litigation, excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is a non-GAAP financial measure. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (e) Adjusted EBITDA does not reflect litigation costs associated with class action securities litigation; (f) Adjusted EBITDA does not reflect non-cash impairment charges associated with changes in the estimated fair value of our net assets compared to their carrying values; (g) Adjusted EBITDA does not reflect executive severance costs; (h) Adjusted EBITDA does not reflect acquisition-related costs; (i) Adjusted EBITDA does not reflect impairment charges; and (j) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net loss	$(28,622)	$(5,474)	$(40,812)	$(18,075)
Adjustments:
Impairment charges(1)	22,665	—	22,665	—
Depreciation and amortization expense	2,322	1,673	6,055	4,902
Stock-based compensation expense	922	1,188	3,177	3,294
Executive severance(2)	508	—	870	—
Acquisition-related costs(3)	337	—	559	—
Litigation costs	226	132	294	279
Stock-based long-term incentive compensation(4)	185	160	262	274
Provision for income taxes	19	44	258	144
Total interest and other (income) expense, net	(77)	(5)	(95)	18
Total net adjustments	27,107	3,192	34,045	8,911
Adjusted EBITDA	$(1,515)	$(2,282)	$(6,767)	$(9,164)

(1)         Reflects impairment charges of (a) $20.9 million related to goodwill, (b) $1.2 million related to certain intangible assets and (c) $0.6 million related to certain property and equipment.  Refer to notes 5 and 7 in notes to consolidated financial statements.

(2)         Reflects severance costs incurred related to the termination of certain executives.

(3)         Reflects acquisition-related costs incurred in connection with our acquisition of TVN.  Includes $169 in compensation-related expenses related to contingent consideration payable to certain TVN sellers that are subject to continued employment.  Refer to note 6 in notes to consolidated financial statements.

(4)         Reflects amounts accrued for the 2015 and 2014 plan years, net of forfeitures.

Components of Operating Results

We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue

During the three and nine months ended September 30, 2015 and 2014, we generated substantially all of our revenue by delivering in-stream video advertisements for brand advertisers and agencies through our demand platform and SSP.

For video advertising campaigns that are priced on a CPM basis, we recognize revenue upon delivery of impressions. For campaigns that are purchased with performance-based pricing models, we recognize revenue only when the specified action is taken or campaign result is achieved, and for campaigns purchased with demo guarantees, we recognize revenue upon delivery of impressions to a specific target demographic.  The prices we charge our clients also may vary depending upon the ad format chosen, the device type through which the campaign runs, including whether the client is utilizing our All-Screen optimization solution, whether the campaign is purchased on a guaranteed or non-guaranteed basis, whether the campaign runs through our demand platform or a third party demand side platform, and whether the campaign utilizes third party data or verification services.

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

Operating Expenses

Operating expenses consist of technology and development, sales and marketing, general and administrative, depreciation and amortization expenses, and impairment charges.  Salaries, incentive compensation, stock-based compensation and other personnel-related costs and impairment charges are the most significant components of each of these expense categories other than depreciation and amortization expenses.  We include stock-based compensation expense in connection with the grant of stock option awards or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function.

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

Impairment Charges.  Impairment charges consist write downs to goodwill and intangible assets recorded in connection with interim impairment testing conducted on our goodwill and intangible asset balance during the three months ended September 30, 2015, as a result of certain interim impairment indicators that were present, as well as charges recorded in connection with the impairment of certain property and equipment located at our former headquarters that we vacated (refer to notes 5 and 7 in notes to consolidated financial statements).

Interest and Other Income (Expense), Net

Interest and other income (expense), net, primarily consists of non-operating net income generated from the sublease of our former headquarters, foreign exchange transaction gains and losses, interest income, interest expense, and mark-to-market expense.  Interest income is derived from interest received on our cash and cash equivalents.  As of September 30, 2015 and December 31, 2014, we did not have any outstanding borrowings under our credit facility.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
		Percentage		Percentage		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$49,273	100.0%	$39,039%	100.0%	$135,948	100.0%	$117,609	100.0%
Cost of revenue	31,673	64.3	24,046	61.6	84,145	61.9	75,882	64.5
Gross profit	17,600	35.7	14,993	38.4	51,803	38.1	41,727	35.5

Operating expenses:
Technology and development	5,147	10.4	4,270	10.9	14,869	10.9	12,583	10.7
Sales and marketing	12,112	24.6	10,761	27.6	35,780	26.3	31,118	26.5
General and administrative	4,034	8.2	3,724	9.5	13,083	9.6	11,037	9.3
Depreciation and amortization	2,322	4.7	1,673	4.3	6,055	4.5	4,902	4.2
Impairment charges	22,665	46.0	—	—	22,665	16.7	—	—
Total operating expenses	46,280	93.9	20,428	52.3	92,452	68.0	59,640	50.7

Loss from operations	(28,680)	(58.2)	(5,435)	(13.9)	(40,649)	(29.9)	(17,913)	(15.2)
Interest and other income (expense), net	77	0.2	5	0.0	95	0.1	(18)	0.0
Loss before provision for income taxes	(28,603)	(58.0)	(5,430)	(13.9)	(40,554)	(29.8)	(17,931)	(15.2)
Provision for income taxes	19	0.1	44	0.1	258	0.2	144	0.2
Net loss	$(28,622)	(58.1)%	$(5,474)	(14.0)%	$(40,812)	(30.0)%	$(18,075)	(15.4)%

Comparison for the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	Percentage
	(dollars in thousands)
Revenue	$49,273	$39,039	$10,234	26.2%	$135,948	$117,609	$18,339	15.6%

Revenue

Our revenue during the three months ended September 30, 2015 increased to $49.3 million from $39.0 million for the same period in 2014.  The increase in revenue was primarily attributable to an increase in revenue from our SSP solution, which we introduced to market in the first quarter of 2015, as well as incremental contributions from campaigns running through our demand platform.

Our revenue during the nine months ended September 30, 2015 increased to $135.9 million from $117.6 million for the same period in 2014.  The increase in revenue was primarily attributable to an increase in revenue from our SSP solution, which we introduced to market in the first quarter of 2015, as well as incremental contributions from campaigns running through our demand platform.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$31,673	$24,046	$7,627	31.7%	$84,145	$75,882	$8,263	10.9%
Gross profit	17,600	14,993	2,607	17.4	51,803	41,727	10,076	24.1
Gross margin	35.7%	38.4%			38.1%	35.5%

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue during the three months ended September 30, 2015 increased to $31.7 million from $24.0 million for the same period in 2014.  The increase in cost of revenue was driven primarily by $7.0 million of increased video advertising inventory costs and a $0.6 million increase in data, ad serving, hosting and research costs. The increase in our gross profit for the three months ended September 30, 2015, compared to the same period in 2014, was driven by a $10.2 million increase in revenue, partially offset by a $7.6 million increase in our cost of revenue.

Our gross margin during the three months ended September 30, 2015 decreased to 35.7% from 38.4%, for the same period in 2014.  The 2.7 percentage point decrease was primarily due to increases in contributions to our revenue from our SSP, which we introduced in 2015, partially offset by an increase in the percentage of revenue attributable to performance based products and our All-Screen optimization solution compared to the prior year period.

Our cost of revenue during the nine months ended September 30, 2015 increased to $84.1 million from $75.9 million for the same period in 2014.  The increase in cost of revenue was driven primarily by $6.6 million of increased video advertising inventory costs and $1.7 million increase in data, ad serving, hosting and research costs.  The increase in our gross profit for the nine months ended September 30, 2015, compared to the same period in 2014, was driven by an $18.3 million increase in revenue, partially offset by an $8.2 million increase in our cost of revenue.

Our gross margin during the nine months ended September 30, 2015 increased to 38.1% from 35.5% for the same period in 2014.  The 2.6 percentage point increase was primarily attributable to a higher percentage of revenue attributable to performance based products compared to the prior year period and contributions from our All-Screen optimization solution, which we introduced during the second quarter of 2014.  These improvements were partially offset by an increase in contributions to revenue from our SSP, which we introduced in 2015.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$5,147	$4,270	$877	20.5%	$14,869	$12,583	$2,286	18.2%
% of total revenue	10.4%	10.9%			10.9%	10.7%

Technology and Development Expense

The increase in technology and development expense during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was primarily attributable to a $0.7 million increase in salaries, incentive compensation, overhead costs and other personnel-related costs, including severance, and a $0.2 million increase in professional fees and consulting fees, as we continued to invest in technology and development efforts.

The increase in technology and development expense during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily attributable to a $1.8 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs and a $0.5 million increase in professional fees and consulting fees, as we continued to invest in technology and development efforts.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$12,112	$10,761	$1,351	12.6%	$35,780	$31,118	$4,662	15.0%
% of total revenue	24.6%	27.6%			26.3%	26.5%

Sales and Marketing Expense

The increase in sales and marketing expense during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was primarily attributable to a $1.4 million increase in salaries, incentive compensation, overhead costs and other personnel-related costs, including severance, primarily associated with an increase in the number of sales personnel supporting new product offerings.

The increase in sales and marketing expense during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily attributable to a $4.1 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, primarily associated with an increase in the number of sales personnel supporting new product offerings, $0.6 million increase in consulting and other professional fees and software costs.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$4,034	$3,724	$310	8.3%	$13,083	$11,037	$2,046	18.5%
% of total revenue	8.2%	9.5%			9.6%	9.3%

General and Administrative Expense

The increase in general and administrative expense during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was primarily attributable to a $0.3 million increase in legal, accounting and other professional fees.

The increase in general and administrative expense during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily attributable to an increase of $1.1 million in salaries, incentive compensation, stock-based compensation and other personnel-related costs, including severance, a $0.7 million increase in accounting, legal and other professional fees and a $0.2 million increase in other local business taxes.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$2,322	$1,673	$649	38.8%	$6,055	$4,902	$1,153	23.5%
% of total revenue	4.7%	4.3%			4.5%	4.2%

Depreciation and Amortization Expense

The increase in depreciation and amortization expense during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, and during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily attributable to additional leasehold improvements to our office spaces, purchases of computer hardware as a result of an increase in headcount and purchases of computer hardware and software related to our third-party data center hosting facilities.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	Percentage
	(dollars in thousands)
Impairment charges	$22,665	$—	$22,665	100.0%	$22,665	$—	$22,665	100.0%
% of total revenue	46.0%	—%			16.7%	—%

Impairment charges

During the three months ended September 30, 2015, we determined that an impairment indicator was present based on a decrease in our market capitalization below the carrying value of our net assets.  We performed an interim impairment test on our net assets and, based on such test, we recorded a goodwill impairment charge of $20.9 million and an intangible asset impairment charge of $1.2 million for the three and nine months ended September 30, 2015 (refer to notes 5 and 7 in notes to consolidated financial statements).

In addition to the goodwill and intangible asset impairment charges, we recorded an impairment charge of $0.6 million related to certain property and equipment at our former headquarters, that we vacated during the second quarter of 2015, that were impaired during the third quarter of 2015 based on changes in expected use of the asset that indicated the carry amount may not be recoverable (refer to notes 5 and 7 in notes to consolidated financial statements).

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	of Revenue
	(dollars in thousands)
Total interest and other income (expense), net	$77	$5	$72	N/A	$95	$(18)	$113	N/A
% of total revenue	0.2%	0.0%			0.1%	0.0%

Interest and Other Income (Expense), Net

The increase in our interest and other income (expense), net during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, and during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily attributable to non-operating net income generated from the sublease of our former headquarters.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2015	2014	Amount	Percentage	2015	2014	Amount	of Revenue
	(dollars in thousands)
Provision for income taxes	$19	$44	$(25)	(56.8)%	$258	$144	$114	79.2%
% of total revenue	0.1%	0.1%			0.2%	0.2%

Provision for income taxes

The decrease in our provision for income taxes during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was primarily attributable to a decrease in estimated state and local income taxes as a result of our expected geographic mix of our pre-tax loss.

The increase in our provision for income taxes during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, is primarily attributable to an increase in our effective tax rate as a result of an increase in our estimated minimum U.S. state and local taxes based on our expected pre-tax loss.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of
	September 30,
	2015	2014
	(dollars in thousands)
Cash and cash equivalents	$65,531	$77,909
Accounts receivable, net of allowance for doubtful accounts	53,577	46,519
Working capital	74,025	92,382

Our cash and cash equivalents at September 30, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents and cash generated from operations. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $65,531, $77,787 and $77,909 as of September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

Credit Facility

We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility, we can incur revolver borrowings up to the lesser of $32.5 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amount must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.25% of any unused borrowing capacity.  This fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10.0 million.  The credit facility also includes a letter of credit, foreign exchange and cash management facility in an aggregate amount of $2.5 million. The credit facility matures in December 2016.  As of September 30, 2015, we had no outstanding borrowings under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  We are also required to maintain all of our cash and cash equivalents at accounts with the lender, unless we maintain at least $30.0 million of cash and cash equivalents with the lender, in which case we can maintain the excess with another banking institution.  We were in compliance with all covenants as of September 30, 2015 and through the date of this filing.

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

Components of Liquidity and Capital Resources

The following table summarizes our historical cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2015	2014
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(3,428)	$(12,297)
Investing activities	(8,345)	(2,617)
Financing activities	(357)	162

Operating Activities

Net cash used in operating activities is primarily influenced by the revenue our business generates, video advertising inventory costs and amounts of cash we invest in personnel and infrastructure to support the growth of our business.  Net cash used in operating activities has been used to fund operations through changes in working capital, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization, impairment charges and stock-based compensation expenses.

During the nine months ended September 30, 2015, our net cash used in operating activities was $3.4 million and consisted of a net loss of $40.8 million, offset by $32.2 million in adjustments for non-cash items and $5.2 million in net cash provided by changes in working capital.  Net loss was primarily driven by expansion of our operations, our investment in technology and development and sales personnel to facilitate our growth, and non-cash charges.  Adjustments for non-cash items primarily consisted of $22.7 million in impairment charges, $6.1 million in depreciation and amortization expense, and $3.4 million in non-cash stock-based compensation expense.  The increase in cash resulting from changes in our working capital during the nine months ended September 30, 2015 primarily consisted of an increase in operating cash flow due to a $8.0 million increase in accounts payable and accrued expenses and a $3.8 million increase in deferred rent and security deposits payable as a result of our new headquarters, which were partially offset by a $5.5 million increase in accounts receivable and a $1.1 million net decrease in other changes in our working capital.

During the nine months ended September 30, 2014, our net cash used in operating activities was $12.3 million and consisted of a net loss of $18.1 million and $2.7 million of cash used in working capital offset by $8.5 million in adjustments for non-cash items.  Net loss was primarily driven by expansion of our operations, our investment in technology and development and sales personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of $4.9 million in depreciation and amortization expense and $3.6 million in non-cash stock-based compensation expense.  The decrease in cash resulting from changes in working capital primarily consisted of a decrease in operating cash flow due to a $5.1 million increase in accounts receivable, which was partially offset by a $2.0 million increase in accounts payable and accrued expenses and a $0.4 million net increase in other changes in our working capital.

Investing Activities

Our investing activities consist of net cash used for purchases of property and equipment primarily related to leasehold improvements and cash used for acquisitions.

For the nine months ended September 30, 2015, our net cash used in investing activities was $8.3 million and consisted of $7.1 million used to purchase property and equipment primarily related to leasehold improvements for the Company’s new headquarters and $1.2 million used to acquire a business in Australia, net of cash acquired (refer to note 6 in notes to consolidated financial statements).

For the nine months ended September 30, 2014, our net cash used in investing activities was $2.6 million used to purchase computer hardware and software related to our third-party data center hosting facilities.

Financing Activities

Our financing activities consist of tax payments made on behalf of employees related to net share settlements of restricted stock unit awards and proceeds received from the exercise of stock option awards.

For the nine months ended September 30, 2015, our net cash used in financing activities was $0.4 million and consisted of $0.5 million in tax payments on behalf of employees related to net share settlements of restricted stock unit awards, partially offset by $0.1 million in proceeds received from the exercise of stock option awards.

For the nine months ended September 30, 2014, our net cash provided by financing activities was $0.2 million and consisted of $0.7 million in proceeds received from the exercise of stock option awards, partially offset by $0.5 million of tax payments on behalf of employees related to net share settlements of restricted stock unit awards.

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

Interest Rate Risk

We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% decline in interest rates occurring from January 1, 2015 and sustained through the period ended September 30, 2015, would not have been material.  We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

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

Foreign Currency Exchange Risk

Due to our international operations, we are exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars.  Historically, our primary exposures have been related to non-U.S. dollar denominated revenues and costs in Canada, Singapore and the United Kingdom.  In addition, on August 3, 2015, we acquired a business in Australia, which will expose us to risk related to non-U.S. dollar denominated revenues and costs in Australia, as well as future payments required to be made in connection with the acquisition that are denominated in Australian dollars (refer to Note 6 in Notes to Consolidated Financial Statements).  The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. Substantially all of our advertiser contracts are currently denominated in U.S. dollars.  Therefore, we have minimal foreign currency exchange risk with respect to our revenue.  These exposures may change over time as our business practices evolve and if our exposure increases, adverse movements in foreign currency exchanges rates could have a material adverse impact on our financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Part II  — OTHER INFORMATION

Item 1. Legal Proceedings.

In November 2013, a putative class action lawsuit was filed in the Court against us, our directors, and certain of our executive officers. The lawsuit alleges certain misrepresentations by us in connection with our initial public offering concerning our business and prospects.  The lawsuit seeks unspecified damages.  On March 5, 2015, the Court granted our motion to dismiss and entered judgment in our favor. On April 7, 2015, plaintiffs filed a motion to vacate the judgment and for leave to file an amended complaint (“Motion to Vacate”).  On June 5, 2015, the Court entered an order denying the Motion to Vacate.  On July 1, 2015, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit, and on August 25, 2015 plaintiffs filed their appellate brief in the United States Court of Appeals for the Second Circuit.  On September 29, 2015, we filed an answering brief in response to plaintiffs’ appeal.  On October 13, 2015, plaintiffs filed their reply brief.

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

None.

(c)          Issuer Purchases of Equity Securities

None.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)List of Exhibits

Exhibit Number	Exhibit Description
10.1+	Employment Offer Letter by and between the Company and John Rego, dated August 3, 2015.

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification Pursuant of Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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
William Day
President and Chief Executive Officer

Date: November 9, 2015

TREMOR VIDEO, INC.

By:	/s/ John Rego
John Rego
Chief Financial Officer

Date: November 9, 2015