Form 10-K
period 2015-12-31
TREMOR VIDEO INC.
filed 2016-03-15
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35982

TREMOR VIDEO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5480343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 Broadway, Suite 801, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 723-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.0001 par value per share	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $124.7 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The New York Stock Exchange reported for such date.

As of March 8, 2016, there were 52,563,181 shares of the registrant’s common stock $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, are incorporated herein by reference from the definitive proxy statement relating to our 2016 annual meeting of stockholders.  The proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after December 31, 2015.

Tremor Video, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

The Tremor Video logo, name and other trademarks or service marks of Tremor Video, Inc. appearing in this report are the property of Tremor Video, Inc. and its consolidated subsidiaries. This report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners.

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

•    the adoption of brand-centric metrics, advanced ad formats and outcome-based pricing models;

•    our ability to increase revenue from new and existing buyers;

•    the adoption of our programmatic solutions for buyers and sellers;

•    the adoption of our all-screen optimization solution for in-stream video advertising;

•    our ability to ensure a high level of brand safety for our clients;

•             our ability to acquire an adequate supply of premium video advertising inventory on terms that are favorable to us;

•    the effects of increased competition as well as innovations by new and existing competitors in our market;

•            our ability to effectively innovate and scale our technology and to continue to address the rapidly evolving requirements of our clients;

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

•    expected investments or expenditures;

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

PART I

ITEM 1.  BUSINESS

Overview

Tremor Video, Inc., we or us, provides software for video advertising effectiveness.  Our buyer and seller platforms enable seamless transactions in a premium video marketplace by offering control and transparency to our clients.  Our technology optimizes performance of video ad campaigns across all screens, including computers, smartphones, tablets and connected TVs, to make advertising more relevant for consumers and deliver maximum results for buyers and sellers of video advertising.

Our buyer platform enables advertisers, agencies and other buyers of advertising, which we collectively refer to as buyers, to discover, buy, optimize and measure the effectiveness of their video ad campaigns.  Our proprietary technology analyzes video content, detects viewer and system attributes, and leverages our large repository of stored and integrated third-party data to optimize and target the delivery of ad campaigns to achieve a broad spectrum of marketing goals — from audience reach to more sophisticated goals such as engagement, brand lift and viewability.  Through our All-Screen optimization solution, buyers are able to choose a single campaign goal and our technology will optimize delivery of  the campaign across a broad inventory pool to find the right viewer wherever they may be watching video, eliminating the need to allocate campaign budgets to a specific screen or device.  Our advanced analytics suite enables buyers to gain a deep understanding of the drivers of campaign performance and obtain reporting on key brand performance metrics such as viewability, as well as TV-like metrics that measure reach and frequency of viewing by a particular audience.

We empower video ad buying however a buyer wants to transact through.  Buyers can purchase advertising on our buyer platform on a guaranteed and fully managed basis through the use of insertion orders. For these campaigns, our team of specialists manages the delivery of the campaign according to an agreed set of objectives at a pre-negotiated fixed price and we are required to secure all inventory to fulfill the campaign.   In addition, buyers can transact directly on our buyer platform through the Tremor Video DSP, an intuitive and customizable user interface that allows them to actively manage the execution of their campaigns on a programmatic basis.   Campaigns run through the Tremor Video DSP are typically non-guaranteed and utilize our real-time bidding and optimization technology to maximize a buyer’s campaign spend for delivery against a given campaign objective.  The Tremor Video DSP is directly integrated with a number of video inventory sources, enabling buyers to dynamically purchase ad impressions through a robust auction environment as well as through private marketplaces that connect buyers directly to selected sellers.  The Tremor Video DSP can be accessed on a self-service basis or at varying levels of managed service, depending on the preferences of the buyer.

To better align our solutions with the specific needs of buyers on a given campaign, we offer a number of different pricing models through our buyer platform, including proprietary outcome-based pricing models such as cost per-engagement, or CPE, pricing where we are compensated only when viewers actively engage with buyers’ campaigns, or cost per brand-shift, or CPS, pricing, where we are compensated only when a campaign results in a positive shift in the consumer’s favorability or intent towards a brand.  Our outcome-based pricing models typically generate higher gross margins than other campaigns running through our buyer platform that are based on more traditional CPM (cost per thousand impressions) pricing models because we are often able to serve our clients’ outcome-based goals with a lower number of purchased impressions.

We also offer a seller platform, the Tremor Video SSP, which helps suppliers of video advertising inventory, or sellers, improve yield and maximize the value of their inventory by enabling their programmatic sales efforts.  Sellers on the Tremor Video SSP can make inventory available to buyers through an open exchange, where buyers bid on inventory in a robust auction environment, or through private marketplaces so that only selected buyers have the opportunity to purchase video ad inventory.  Through the Tremor Video SSP, we provide sellers with tools to manage their supply hierarchies and demand tiers, and offer real-time reporting that allows sellers to effectively monitor bidding activity on their inventory.   Buyers connect to sellers on the Tremor Video SSP through third-party demand side platforms, or third party DSPs, that are integrated directly with our seller platform.  In addition, the Tremor Video SSP is one of many inventory sources that is connected to the Tremor Video DSP; accordingly, buyers on the Tremor Video DSP are able to dynamically purchase advertising inventory on the Tremor Video SSP.

Industry Background

Online video advertising is among the fastest growing advertising formats worldwide.  Several factors, including the availability of high-speed broadband and mobile network infrastructure, growth of internet-connected devices capable of video consumption, an increase in online video content and a behavioral shift towards online video viewing are driving robust growth in online video consumption across screens.  We believe this growth will continue to accelerate as traditional television content migrates online.

Online video advertising offers brand advertisers a number of advantages over more traditional advertising solutions, such as the ability to measure and analyze large repositories of data in real-time and optimize the delivery of an ad campaign for a specific campaign objective or target audience.  Online video provides buyers with unprecedented control over the direction and targeting of their ad campaigns and offers transparency into what is driving performance, giving marketers the ability to effectively measure the return on their brand advertising dollars.  We believe that online video is a highly effective channel for brand advertisers to meet their advertising objectives by combining the rich “sight, sound and motion” of television, the opt-in engagement of print and the real-time measurement and optimization capabilities of online.

As online video advertising continues to scale and evolve, the need for software solutions that automate the process for planning, buying and measuring video advertising across screens has become more pronounced.  Recently, an increasing amount of online video  advertising is being transacted programmatically.  Programmatic buying refers to the automated purchase of digital advertising through technology, including the use of real-time bidding technology that allows for the dynamic purchase and sale of advertising inventory on an impression-by-impression basis.  This technology enables buyers and sellers to efficiently transact in an open auction environment or through private marketplaces that seamlessly connect buyers and sellers of video advertising.

Despite the tremendous growth opportunity for the online video advertising market, there are a number of challenges to the adoption of online video advertising that require sophisticated technology to solve: audience and device fragmentation; the complexity of analyzing video and optimizing campaigns across multiple screens; ensuring that video ads are viewable to viewers; the absence of performance transparency; scarcity of premium inventory; reliance on multiple technology providers and intermediaries; challenges combatting fraudulent activities and brand safety issues; and the lack of consistent and standard measurements.

Tremor Video Technology and Solutions

We provide software for video advertising effectiveness. Our buyer and seller platforms enable seamless transactions between buyers and sellers of advertising in a premium video marketplace.

Buyer Platform

Our buyer platform enables buyers to efficiently discover buy, optimize and measure the effectiveness of their video ad campaigns. Through our buyer platform we deliver:

•                  Advanced optimization for brand performance.  We have developed a suite of brand-centric key performance indicators, or KPIs, such as engagement, viewability and brand preference (i.e., a positive shift in preference towards a brand or branded product driven by exposure to a video ad and brand education), which are tailored to the needs of brand advertisers and designed specifically for video. Before the launch of a video advertising campaign, a buyer selects the KPI against which it wants to optimize the performance of its campaign.  Using a proprietary algorithm, our technology builds a decision tree that predicts performance of the video ad campaign for the chosen KPI based on its analysis of a series of signals, such as video player size, geography, content category, length of video and viewer data, including demographic information and viewing history.  Our technology performs an analysis on every video stream, including the ability to scan and categorize content by analyzing the audio track and certain visual elements, and optimizes delivery of the campaign for the selected KPI by directing advertising spend towards video ad inventory that is more likely to perform.  For instance, if a client chooses to optimize a video ad campaign for engagement, our technology will continuously track and analyze the signals described above to determine which are most correlated with achieving a high engagement rate and direct campaign spend towards video ad inventory that meet these criteria.

•                  All-screen optimization.  Our all-screen optimization solution for in-stream video advertising enables buyers to select a single KPI and our technology will optimize delivery of the campaign across screens to find the right viewer wherever they may be watching video, whether on computers, tablets, smartphones or connected TVs, thus eliminating the need to allocate campaign budgets to a specific device.

•                  Precision targeting.  In addition to offering optimization against a suite of brand-centric KPIs, our technology enables precise targeting across specific signals such as demographics, geography and player-size.  We also enable buyers to target consumers using first-party data or data from integrated third party data management platforms.

•                  Scale and reach.  Our buyer platform delivers scale and reach across multiple internet-connected devices, including computers, smartphones, tablets, and connected TVs, enabling buyers to use our solutions to address their online video advertising needs across screens. We continuously evaluate and refine our network of sellers to ensure that buyers have access to high performing content in a brand safe environment. We often partner with sellers on an exclusive basis, meaning that only we and the sellers’ direct sales force are able to sell their video ad inventory.

•                  Tremor Video DSP.  Buyers are able to directly access our buyer platform through the Tremor Video DSP user interface, which allows them to actively manage the execution of their campaigns.  Buyers are able to manage settings from account level, advertiser level, campaign level or placement level to create workflow efficiency.  The Tremor Video DSP utilizes our proprietary real-time bidding and optimization technology to maximize a buyer’s campaign spend for delivery against a given campaign objective. The Tremor Video DSP is a fully automated solution that can be accessed on a self-service basis, or at varying levels of managed service depending on the buyer’s preference.

The Tremor Video DSP is directly integrated with the largest video supply side platforms, enabling the dynamic purchase of individual ad impressions utilizing real-time bidding technology in an open exchange as well as through private marketplaces that connect buyers directly to selected sellers of video advertising inventory.  Our Deal Manager solution allows buyers on the Tremor Video DSP to discover, activate and analyze all of their private market place deals through one central console.  Buyers can explore and purchase pre-approved packages of inventory that have been curated for performance against a given metric or seamlessly execute direct buys with specific sellers, while monitoring performance in real time.

•                  Advanced Analytics.  We provide buyers with advanced analytics and measurement tools so that they can understand the true performance of their ad campaigns, relieving them from the need to integrate and support multiple, disparate technologies, including:

•                        Ad performance transparency.  We provide buyers with transparency into the workings of our decision engine so that they can understand what signals are driving the performance of their video ad campaigns. These insights into campaign performance can not only inform future online advertising decisions but also influence offline advertising decisions.

•                        Viewability.  Our technology analyzes whether a video ad placement is fully, partially, or not visible to a viewer.  Our platform is also integrated with third party technology providers that provide independent metrics for measuring and validating viewability. Buyers are able to optimize delivery of their video campaigns to maximize viewability and we offer pricing models where a buyer only pays for viewable impressions.

•                        Cross-site measurement.  Our proprietary measurement tools enable buyers to compare video inventory quality across sellers by measuring attributes such as viewability, the size of the video player and ad completion rate. When coupled with pricing information, these insights help buyers compare the relative value of video inventory across sellers.

•                        TV-like buying and measurement.   Our buyer platform enables advertisers to buy and measure video advertising in a manner consistent with the television industry, using metrics such as gross rating points, or GRPs, which are a measure of reach and frequency among a target audience, and verify the audience they reach using Nielsen reporting.  These functions help buyers unify the planning and measurement of TV and online video advertising campaigns.

•                  Brand safety.  Our buyer platform offers advanced solutions for combating fraudulent or objectionable ad placements.  Through server-to-server integrations with third party technology providers, our platform preemptively and in real-time prevents the placement of advertising to inventory that is identified as being potentially fraudulent.  We also offer solutions that block placements of advertising to brand conflicting properties or page content that is identified as being inappropriate or unsafe for the brand.

•                  Advanced ad formats.  Our proprietary ad formats give buyers the ability to create a more engaging experience across multiple internet-connected devices, allowing viewers to interact with an ad and explore additional content within the ad itself, driving increased awareness and time spent with an ad.  Our creative team often works with buyers to create custom ad units prior to the launch of an advertising campaign.

•                  Integrated data and technology partners.  In addition to our proprietary technology, our buyer platform is integrated with a suite of third-party technologies, including data management platforms to enhance audience targeting.  For instance, our ProximityPlus targeting solution, which uses third party geo-behavioral data from smartphones to create advanced audience segments around consumer intent and behavior, and our SocialAffinity targeting solution, which relies on a panel of third party social data to target consumers who have a higher propensity to like a brand based on their affinities.  We are also integrated with a number of third-party technologies that offer placement verification and reporting services.  By offering access to these integrated technologies through a single platform, we reduce complexities faced by buyers utilizing multiple technology providers.

•                  Full spectrum buying options.  Our buyer platform empowers video ad buying however a buyer wants to transact. We offer varying levels of client service, from fully managed to self-service, based on the individual preference of a buyer.  Buyers can purchase advertising through guaranteed pricing models as well as non-guaranteed pricing, and can transact through open auction or private marketplaces with specific sellers.  Our deal-manager allows buyers to actively track all of their campaigns from one central platform console.

•                  Proprietary pricing models.  We offer innovative brand outcome-based pricing for in-stream video advertising that allow buyers to purchase measurable brand results, such as:

•                  CPE pricing, where we are compensated only when viewers actively engage with buyers’ campaigns, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds;

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

We believe that buyers are attracted to our outcome-based pricing models because these models more closely tie advertising spend to actual campaign performance.

Seller Platform

Our seller platform, the Tremor Video SSP helps sellers improve yield and maximize the value of their video inventory by enabling their programmatic sales efforts.

•                  Robust auction environment.  The Tremor Video SSP is directly integrated with the leading video demand side platforms, including the Tremor Video DSP, creating a robust marketplace through which sellers are able to efficiently monetize their advertising inventory in an open auction real-time bidding environment.  Server-to-server integrations with third party DSPs are multi-faceted and often require several months of testing and technical trouble-shooting to ensure that the third party DSP is able to access the full functionality of our platform.  These server-to-server integrations significantly reduce latency and response time.

•                  Private marketplaces.  The Tremor Video SSP enables sellers to establish private marketplaces with buyers.  Private marketplaces can be transacted through invite only auctions, where select buyers are given the opportunity to bid on a curated set of publisher inventory at a pre-negotiated price on a non-guaranteed basis.  For instance, a buyer can access a private marketplace on the Tremor Video SSP that consists of sellers that have been specifically selected because they are likely to have a high number of viewable impressions.  In addition, private marketplaces can directly connect a given buyer to a seller on our Tremor Video SSP, allowing them to efficiently transact on a guaranteed or non-guaranteed basis without the need for manual insertion orders.

•                  Inventory management tools.  We provide sellers with the tools and controls to manage their inventory across multiple devices and platforms.  These tools enable sellers to establish supply hierarchies and demand tiers, set minimum price floors, and define advertiser and category level black and white lists to manage potential sales channel conflicts.

•                  Advanced real-time reporting.  Real-time reporting provides up-to-the-second data, allowing sellers to effectively monitor buyers’ buying patterns and make instant changes to take advantage of market dynamics and maximize their yield.

Clients

Buyers

We maintain close relationships directly with brand advertisers and we consider them to be our clients, as the video ad campaigns we run are ultimately those of the advertiser and we work closely with them to execute their campaigns. However, we primarily market and sell our buyer platform to advertising agencies, including agency trading desks, which often plan and execute programmatic transactions on behalf of an agency.

Buyers are able to access our buyer platform as a managed service, with our team of specialists managing the execution of an advertising campaign, from advising on pre-flight planning through post-campaign reporting and analysis. In addition, buyers can transact directly on our buyer platform through the Tremor Video DSP.   The Tremor Video DSP can be accessed on a self-service basis or at varying levels of managed service, depending on the preferences of the buyer. Typically, the Tremor Video DSP is utilized by agency trading desks on behalf of brand advertisers.

Buyers are also able to connect to inventory on the Tremor Video SSP through third party DSPs.  Third party DSPs purchase advertising inventory on the Tremor Video SSP through server-to-server integrations, in an open auction environment or through private marketplaces. Campaigns running through third-party DSPs do not utilize our technology for optimizing campaign delivery or making bidding decisions; rather, the DSP will bid on inventory using its own decision engine.  While the third-party DSP is responsible for bidding decisions, the overall direction of the advertising spend is typically determined by the advertiser or advertising agency.

Revenue contribution from individual brand advertisers varies from period to period.  We do not believe our business is substantially dependent upon any individual advertiser as no individual advertiser represented more than 10% of our revenue in 2015, 2014 or 2013.

Sellers

Sellers own or operate websites and applications through which video advertisements can be delivered to consumers as they navigate across screens, including computers, smartphones, tablets and connected TVs.  Sellers provide us with the content, or video advertising inventory, within which video advertising campaigns are delivered on our buyer platform.  Sellers also utilize the Tremor Video SSP as a yield-optimization and supply management tool to improve their selling efforts.

One of the primary factors on which buyers judge our buyer platform offering is the ability to provide access to premium and unique advertising inventory at scale.  We judge the quality of advertising inventory based on a number of factors, including whether content has been professionally produced, the quality of the video viewing experience, including size and placement of the video player, and its performance results against key brand performance objectives. In order to secure premium video inventory, we sometimes partner with sellers on an exclusive basis.  These arrangements typically have a one year term and provide for a minimum fill rate, or a percentage of video ad inventory made available by the seller, that we must purchase in a given month.

The Tremor Video SSP helps sellers improve their yield and maximize the value of their video inventory by enabling their programmatic sales efforts.  Sellers can sell their video inventory through an open exchange, where demand sources bid on inventory in a robust auction environment, or through private marketplaces so that only a selected buyer or buyers have the opportunity to purchase video ad inventory.  We provide sellers with the tools and controls to manage their inventory across multiple devices and platforms.  These tools enable sellers to establish supply hierarchies and demand tiers, set minimum price floors, and define advertiser and category level black and white lists to manage potential sales channel conflicts.  Real-time reporting provides up-to-the-second data, allowing sellers to effectively monitor buyers’ buying patterns and make instant changes to take advantage of market dynamics and maximize their yield.

In addition to our direct relationships with sellers of premium video inventory, we have also partnered with third-party video supply side platforms, networks and exchanges that represent video inventory from multiple sellers in order to provide our buyer clients with access to a broad and diverse inventory pool.  Our buyer platform is directly integrated with the largest third-party supply side platforms enabling buyers to purchase video inventory through a robust auction environment as well as through private marketplaces.

Technology and Development

We have incurred substantial technology and development expenses developing, maintaining and improving the technology that underlies our buyer and seller platforms.  We believe that technology innovation is key to our success and we intend to continue to invest in the development of new feature sets and functionalities as well as enhancements to our existing product suite.  As of December 31, 2015, we had a total of 102 employees engaged in technology and development functions. For 2015, 2014, and 2013, our total technology and development expenses were $20.2 million, $17.0 million, and $11.6 million, respectively, reflecting our continued investments in technology and the launch of new products and offerings.

Sales

As of December 31, 2015, we had total sales and marketing staff of 195 employees.  For 2015, 2014, and 2013, our total sales and marketing expenses were $48.9 million, $42.6 million, and $38.5 million, respectively.

Buyer Platform Sales

Our sales strategy is focused on targeting the most “video ready” brand advertisers, including those advertisers that are large traditional television advertising spenders.  We have developed and will continue to develop preferred relationships with key agency holding companies, advertising agencies and agency trading desks that position us to benefit from increased online video spending. Brand advertisers’ purchasing decisions typically are made and coordinated by their advertising agencies and require input from multiple constituencies and the sales process therefore can be time-consuming. We have invested significant resources in establishing relationships with brand advertisers, advertising agencies and agency trading desks.

Our buyer focused sales force is generally structured around core vertical markets, including automotive, CPG, entertainment, technology and telecommunications, retail and financial services.  In addition, certain members of our sales team are focused on establishing relationships with key decision makers within the largest advertising agencies and agency trading desks, in particular as relates to the Tremor Video DSP offering.  Our sales team is supported by engineers with deep technical expertise.

Sales executives and account managers are assigned to specific advertisers to oversee relationships.  For managed service campaigns, our team of specialists provides guidance throughout the campaign process from launch to post campaign review, and our creative team will often work with advertisers to create innovative ad campaigns that are specifically suited for in-stream video viewing and optimizing viewer engagement.

We generally locate sales and marketing personnel across the United States to align with the geographies of buyers and the vertical markets that we serve.

Seller Platform Sales

Our seller initiatives utilize a full-service development and support strategy. Our seller focused sales team is responsible for ensuring that we are meeting the ongoing needs of our sellers throughout the duration of the relationship, and is supported by engineers with deep technical expertise. We invest significant time in identifying and cultivating relationships with sellers to ensure they understand the potential benefits of monetizing their inventory with us, and in order to secure access to premium advertising inventory for buyers.

Our seller team is focused on fostering adoption and overall market awareness of the Tremor Video SSP solution.   We also maintain a sales team that is focused on identifying and increasing spend from third-party DSPs that transact on the Tremor Video SSP.  Our team of technical account managers monitors third-party DSP bidding activities and provides recommendations that inform their trading practices, including insights around bidding behaviors and forecasting tools that assist in media planning.  Our sales team also collaborates with DSPs to create private marketplaces with select sellers on the Tremor Video SSP through custom deal configurations.

The relationship building process can be time consuming and we have invested significant resources in establishing relationships with our seller partners.

Competition

We operate in a dynamic and competitive market, influenced by trends in both the overall advertising market as well as the online video advertising industry. The competitive dynamics of our market are unpredictable because our market is in an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations. We compete with large online video publishers such as Google, Inc., Facebook, Inc., AOL Inc. and Yahoo! Inc. that offer video advertising services as part of a larger solution for digital media buying, as well as advertising technology companies, advertising networks, demand side platforms, supply side platforms and exchanges. We also compete for advertiser spending with large sellers who rely on their own sales organizations to attract buyers across their properties. In the traditional media space, our primary competitors for advertising spend are mainly TV broadcasters, radio broadcasters and print media publishers. Many of these competitors have significant client relationships, much larger financial resources and longer operating histories than we have.

With respect to our buyer platform, we believe that we compete for advertising spend primarily on the basis of proven technology and optimization capabilities, pricing, quality and scale of online video inventory, depth and breadth of relationships with buyers and sellers, all-screen capabilities, brand-centric measurement, and ability to ensure brand safety and transparency into ad performance and placement.   With respect to our seller platform, we believe that we compete primarily on the basis of the speed and ease of use of our platform, the quality of tools that we provide to sellers to control their inventory and maximize yield, our ability to provide demand to sellers at scale, and our ability to provide real-time reporting and analytics.

We believe that we compete favorably with respect to all of these factors and that we are well positioned as a leading provider of software solutions for video advertising effectiveness.

Intellectual Property

Our ability to protect our intellectual property and our technology will be an important factor in the success and continued growth of our business. We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property and protect our proprietary technology.  We currently own two issued U.S. patents that expire in 2028 and 2031, respectively, and one granted European patent, which we registered in France, Germany and Great Britain, that expires in 2029. Additionally, we currently own five pending U.S. patent applications that we are currently prosecuting with the U.S. Patent and Trademark Office, although there can be no assurance that any of these patent applications will ultimately be issued a patent.  We register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. We also rely upon common law protection for certain marks, such as “Tremor Video.” We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties, with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. We also use measures designed to control access to our technology and proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, which we believe differentiate us from our competitors.

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

Additionally, U.S. and foreign governments and relevant self-regulatory bodies have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to track people online or by redefining the types of information that constitute personal information and non- personal information.  The European Union, or EU, and some EU member states have already implemented legislation and regulations requiring advertisers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements.  We sometimes use precise location information for the purpose of better targeting online or mobile advertisements.  The use of precise location information is of significant interest to regulators and legislators and new regulations or legislation may impose additional restrictions and/or costs upon us in the future.  It remains a possibility that additional legislation and regulations may be passed or otherwise issued other than in relation to precise location information in the future. We also participate in industry self-regulatory programs under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising and allow them to opt-out from the use of data we collect for the delivery of targeted advertising. The rules and policies of the self-regulatory programs that we participate in are updated from time to time and may impose additional restrictions upon us in the future.

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

Advertising

Even though we generally receive certain contractual protections from our buyers with respect to their video ads, we may nevertheless be subject to regulations concerning the content of ads. Federal and state laws governing intellectual property or other third-party rights could apply to the content of ads we place. Laws and regulations regarding unfair and deceptive advertising, sweepstakes, advertising to children, and other consumer protection regulations, may also apply to the ads we place on behalf of clients.

Industry Alliances

Given the developmental stage of video advertising, industry practices are rapidly evolving. We are participating members of the Digital Advertising Alliance, or DAA, including the DAA Principles and Communications Advisory Committee, which oversees the

DAA and its working groups. We also participate in a wide range of Interactive Advertising Bureau (“IAB”) committees, councils and working groups, as well as other industry groups that are focused on establishing best practices for the online video advertising industry.

Employees

As of December 31, 2015, we had 335 employees, of which 102 were primarily engaged in technology and development functions, 195 were engaged in sales and marketing functions, and 38 were engaged in general and administrative functions. Substantially all of these employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We were formed in November 2005 and have a limited operating history.  For fiscal years 2015, 2014 and 2013, our total revenue was $173.8 million, $159.5 million and $131.8 million, respectively.  Although we have experienced significant growth in revenue generation in recent periods, our relatively short operating history and developing business model make it difficult to assess our future prospects.  The success of our business faces a number of challenges, including:

•        continuing to innovate and improve the technologies that enable us to provide our solutions;

•        maintaining and expanding our existing relationships, and developing new relationships with buyers and sellers;

•        increasing the level of spending through our buyer and seller platforms;

•        developing market acceptance for our programmatic solutions, including the Tremor Video DSP and the Tremor Video SSP;

•        the growth, evolution and rate of adoption of industry standards;

•        offering competitive pricing to buyers;

•        offering competitive rates to sellers;

•        delivering online video advertising campaign performance results that are superior to competing providers or technologies;

•        competing effectively against traditional and online media companies to increase our share of brand advertising spend;

•        ensuring that our clients’ video ads are shown in brand-safe environments;

•        maintaining and increasing the value of our brand and goodwill with buyers and sellers;

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

We have incurred significant net losses since inception, and we expect our operating expenses to increase in the foreseeable future.  Accordingly, we may never achieve or sustain profitability.

We have incurred operating losses since we were formed and expect to incur operating losses in the future.  We incurred net losses of $43.2 million, $23.5 million, and $13.5 million in fiscal years 2015, 2014, and 2013, respectively, and we had an accumulated deficit of $177.7 million and $134.4 million as of December 31, 2015 and 2014, respectively, which included a $20.9 million goodwill impairment charge in fiscal 2015 and a $15.8 million deemed dividend related to the conversion of our Series F preferred stock in fiscal 2013 in connection with the closing of our initial public offering, or IPO.  We do not know if we will be able to achieve profitability or maintain profitability on a continued basis.  Although our revenue has increased substantially in recent periods, we may not be able to maintain this rate of revenue growth.  We anticipate that our operating expenses will continue to increase as we scale our business and expand our operations.  In particular, we plan to continue to invest in our technology and development efforts and sales and marketing efforts.  Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control.  We may never be able to generate sufficient revenue to achieve or sustain profitability.

Unfavorable conditions in the global economy or the vertical markets we serve could limit our ability to grow our business and negatively affect our operating results.

General worldwide economic conditions have experienced significant instability in recent years.  These conditions make it extremely difficult for advertisers and us to accurately forecast and plan future business activities, and could cause buyers to reduce or delay their advertising spending.  Historically, economic downturns have resulted in overall reductions in advertising spending.  If macroeconomic conditions deteriorate, buyers may curtail or freeze spending on advertising in general and for solutions such as ours specifically, which would impact the amount of spend transacted through both our buyer and seller platforms.  Furthermore, our contracts and relationships with advertising agencies on behalf of advertisers generally do not include long-term obligations requiring them to purchase our solutions and are cancelable upon short or no notice and without penalty.  Any reduction in advertising spending could limit our ability to grow our business and negatively affect our operating results.  In addition, our business may be materially and adversely affected by weak economic conditions in the specific vertical markets that we serve.

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

Our future success will depend on our ability to adapt and innovate.  To attract new buyers, sellers and increase spend transacted through our platforms, we will need to expand and enhance our solutions to meet client needs, add functionality and address technological advancements.  If we fail to develop new solutions that address the client’s needs, or enhance and improve our solutions in a timely manner or conform to industry standards, we may not be able to achieve or maintain adequate market acceptance of our solutions, and our solutions may become less competitive or obsolete.

Our ability to grow is also subject to the risk of future disruptive technologies.  If new technologies emerge that are able to deliver video advertising solutions at lower prices or more efficiently or effectively than our solutions, such technologies could adversely impact our ability to compete.  For example, the online video advertising industry is shifting, in part, towards programmatic buying solutions.  Programmatic buying is the automated purchase of digital advertising inventory through technology, including real time bidding technology, which allows for the dynamic purchase and sale of advertising inventory on an impression-by-impression basis.  If our programmatic solutions are not considered effective, or if there is a delay or failure of the market to adopt our solutions, our business and growth prospects could be harmed as buyers may increasingly rely on programmatic channels to transact online video advertising spend. Moreover, even if our programmatic solutions experience significant adoption, such adoption may occur at the expense of our traditional non-programmatic managed service model.

The market in which we participate is intensely competitive and fragmented, and we may not be able to compete successfully with our current or future competitors.

The online video advertising market is highly competitive.  We compete with large online video publishers such as Google Inc., Facebook, Inc., AOL Inc. and Yahoo! Inc. that offer video advertising services as part of a larger solution for digital media buying, as well as advertising technology companies, advertising networks, demand side platforms, supply side platforms and exchanges.  In the traditional media space, our primary competitors are mainly TV networks, radio broadcasters and print media publishers, many of which also have a digital presence.

Many of these competitors and potential competitors have significant client relationships, much larger financial resources and longer operating histories than we have and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online video advertising industry as a whole.  They, or other companies that offer competing advertising solutions, may establish or strengthen cooperative relationships with buyers or sellers, thereby limiting our ability to promote our solutions and generate revenue.  Competitive pressures could require us to reduce the prices we charge buyers or increase the prices we pay to sellers.  For example, the online video advertising industry may experience price erosion due to increased adoption of automated ad buying.

Our business may suffer to the extent that buyers and sellers purchase and sell online video advertising directly from each other or through other companies that are able to become intermediaries between buyers and sellers.  New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services aimed at capturing advertising spend such as analytics, programmatic buying and bundled offline and online video advertising.  If the market shifts towards such new technologies and we are unable to either provide such solutions in a compelling manner or otherwise compete with such shift in ad spending, we may incur increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.  If there is a failure to adopt our programmatic solutions our business and growth prospects could be harmed.

For our buyer platform, we believe that we compete for advertising spend primarily on the basis of proven technology and optimization capabilities, pricing, quality and scale of online video inventory, depth and breadth of relationships with buyers and sellers, all-screen capabilities, brand-centric measurement, ability to ensure brand safety and transparency into ad performance and placement.  For our seller platform, we believe that we compete primarily on the basis of the speed and ease of use of our platform, the quality of tools that we provide to sellers to control their inventory and maximize yield, our ability to provide demand to sellers at scale and our ability to provide real-time reporting and analytics.

Our competitors or potential competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our solutions.  As market dynamics change, or as new and existing competitors introduce more competitive pricing or new or disruptive technologies, we may be unable to maintain or attract new buyers or sellers or increase spend transacted through our platforms.  As a result, we may be required to change our business model and incur additional expenses in response to competitive pressures, which could harm our revenue, profitability and operating results.  For all of these reasons, we may not be able to compete successfully against our current and future competitors.

We operate in a new and rapidly evolving industry.  If the online video advertising industry does not develop or develops more slowly than we expect, our operating results and growth prospects could be harmed.

Online video advertising is an emerging industry, and future demand and market acceptance for online video advertising is uncertain.  Many buyers have limited experience with online brand advertising, generally, and online video advertising specifically, and may continue to devote more significant portions of their advertising budgets to traditional, offline-based advertising, such as television and print, and may not shift or devote significant portions of their advertising budgets to online video advertising.  Additionally, we compete for online advertising spend with other products and technologies such as search, display and in-banner video as well as advertising networks and exchanges.

We believe that the continued growth and acceptance of online video ad spending by buyers generally will depend on the perceived effectiveness and the acceptance of our solutions, which are still emerging and evolving, and the continued growth in commercial use of online media, as well as other factors.  Additionally, buyers may find online video advertising to be less effective than traditional offline channels, such as television, newspapers, radio and billboards, or other online methods for promoting their products and services, and they may reduce their spending on online video advertising from current levels as a result.  Accordingly, if the market for online video advertising deteriorates, or develops more slowly than we expect, our operating results and growth prospects could be harmed.

If the market for our programmatic solutions develops more slowly than we expect then our operating results and growth prospects may be adversely affected.

In 2014, we introduced to market the Tremor Video DSP, a programmatic solution, which enables advertisers to transact directly on our platform through an intuitive and customizable user interface.   Campaigns on the Tremor Video DSP are purchased using real-time bidding technology to dynamically purchase individual ad impressions on a real-time basis through integrated inventory pools in an open exchange as well as through private marketplaces that connect buyers directly to selected sellers.  The Tremor Video DSP can be accessed on a self-service basis or at varying levels of managed service, depending on the preferences of the buyer.

In 2015, we introduced to market a seller platform, the Tremor Video SSP, which helps sellers maximize the value of their video inventory by enabling their programmatic sales efforts and automating workflow.  Sellers on the Tremor Video SSP can make inventory available to buyers that are integrated with our technology through a robust auction environment or through private marketplaces so that only selected buyers have the opportunity to purchase video ad inventory.

These solutions are still developing, and the future demand and acceptance for these solutions is uncertain and will likely depend on their perceived effectiveness by buyers and sellers.  If the market for our programmatic solutions develops more slowly than we expect, or fails to develop, our operating results and growth prospects could be harmed.

Our business depends in part on the success of our strategic relationships with third parties.

Our business depends in part on our ability to continue to successfully manage and enter into successful strategic relationships with third parties. We currently have and are seeking to establish new relationships with third parties to develop integrations with complementary technologies and data vendors.   Our ability to target, verify and measure campaigns is in part dependent on the data that we receive through third party integrations.

In addition, the success of our programmatic solutions is dependent, in part, on our ability to integrate our technology with third-party programmatic sources of inventory and demand.  The Tremor Video DSP is directly integrated with the largest third party video SSPs, enabling the dynamic purchase ad impressions in an open exchange as well as through private marketplaces.  If we fail to maintain existing integrations or attract new supply partners, it could negatively impact the effectiveness of and market for our Tremor Video DSP.  We do not have exclusive relationships with these third party SSPs and they are generally under no obligation to provide inventory to the Tremor Video DSP.

Buyers connect to the Tremor Video SSP through third party DSPs that are directly integrated with our platform.  We are reliant on these third party DSPs to increase the amount of spend that is transacted through our seller platform.  We do not have exclusive relationships with these third party DSPs and they are generally free to stop transacting on the Tremor Video SSP with little or no notice.

In some instances, the third party DSPs that transact on the Tremor Video SSP are also our competitors.  As a result, they may be more likely to decrease or eliminate their spending on our platform.  Some third party DSPs control significant amounts of advertising spend across a broad spectrum of buyers; therefore, any determination by a third party DSP to materially decrease their spending on our platform could impair our operating results. If we experience connectivity or other technical problems with our integrations with third party DSPs they may be unable to transact on our platform, and any such technical difficulties could lead to a negative perception of our product that could impact future spend decisions.

Integrations with third parties are often costly and time consuming, and can present technological challenges.  If we experience any delays in our integration efforts or are unable to attract new strategic third parties with whom to integrate our technology, it could impact the efficacy of our solutions and hurt our ability to compete in the marketplace.

We may be unable to retain key buyers, attract new buyers or replace departing buyers with buyers that can provide comparable revenue to us.

Our success requires us to maintain and expand our relationships with our existing brand advertisers, including the ad agencies that represent them, and to develop new relationships with other brand advertisers and ad agencies.  Our contracts and relationships with advertising agencies on behalf of advertisers generally do not include long-term obligations requiring them to purchase our solutions and are cancelable upon short or no notice and without penalty.  As a result, we have limited visibility as to our future advertising revenue streams from our buyers.

Our buyers’ usage may decline or fluctuate as a result of a number of factors, including, but not limited to:

•                  the performance of their video ad campaigns and their perception of the efficacy and efficiency of their advertising spend through our solutions;

•                  changes in the economic prospects of buyers or the economy generally, which could alter current or prospective spending priorities;

•                  our access to premium inventory;

•                  our access to multiple channels and screens;

•                  our ability to serve video ad campaigns in brand safe environments;

•                  our ability to deliver video ad campaigns in full, i.e., our ability to serve each requested impression;

•                  their satisfaction with our solutions and our client support;

•                  our ability to offer a complete programmatic solution for buying advertising;

•                  the ability of our optimization algorithms underlying our solutions to deliver better rates of return on video ad spend dollars than competing solutions;

•                  seasonal patterns in buyers’ spending, which tend to be discretionary;

•                  the pricing of our or competing solutions; and

•                  reductions in spending levels or changes in strategies regarding video advertising spending.

If a major buyer decides to materially reduce its advertising spend with us it could do so on short or no notice, which could impair our operating results.  We cannot assure that our buyers will continue to use our platforms or that we will be able to replace in a timely or effective manner departing buyers with new buyers from whom we generate comparable revenue.  Any non-renewal, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in our revenue and harm our business.

We may be unable to deliver advertising in a brand safe environment, which could harm our reputation and cause our business to suffer.

It is important to buyers that advertisements not be placed in or near content that is unlawful or would be deemed offensive or inappropriate by their customers. Unlike advertising on other mediums, online content can be more unpredictable, and we cannot guarantee that advertisements will appear in a brand safe environment. If we are not successful in delivering ads in a brand safe environment, our reputation could suffer and our ability to attract potential buyers and retain and expand business with existing buyers could be harmed, or our customers may seek to avoid payment or demand refunds, any of which could harm our business and operating results.

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

If a buyer fails to pay for ad requests that we have fulfilled, we would still be required to pay the seller for its ad inventory.

Sellers provide the video ad inventory on which we run advertising campaigns for buyers through our buyer platform.  If a buyer fails to pay for ad requests we have filled, we would generally still be required to pay the seller for its ad inventory.  Any significant failure by buyers to pay us could adversely affect our operating results.

We are highly dependent on advertising agencies, including agency trading desks, and their holding companies as intermediaries, and this may adversely affect our ability to attract and retain business.

We are highly dependent on brand advertisers that rely upon advertising agencies, including agency trading desks, in planning and purchasing advertising.  Although we maintain relationships with the owners of brands, we do not contract with them directly.  Instead, we sell to advertising agencies that utilize our solutions on behalf of their clients.  Each advertising agency allocates advertising spend from brand advertisers across numerous channels.  We do not have exclusive relationships with advertising agencies and we depend on agencies to work with us as they embark on marketing campaigns for brands.

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

We must provide value to both buyers and sellers of video advertising without being perceived as favoring one over the other or being perceived as competing with them through offerings.

Buyers and sellers have different interests, with each trying to maximize its value in their transactions. We are interposed between buyers and sellers, and to be successful, we must continue to find ways of providing value to both without being perceived as favoring one at the expense of the other. Because new business models continue to emerge, we must constantly adapt our relationship with buyers and sellers and how we market ourselves to each. If we fail to balance our clients’ interests appropriately, our ability to provide a full suite of services and our growth prospects may be compromised.

If buyers do not perceive meaningful benefits from outcome-based advertising solutions, then our revenue and gross margins may be adversely affected.

Our outcome-based pricing models enable buyers to only pay for advertising that “performed”.  Under outcome-based pricing models, buyers only pay us if the applicable performance metrics are satisfied. For example, with our cost per engagement, or CPE, pricing model we are compensated only when viewers actively engage with buyers’ campaigns, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds.

The market for outcome-based video advertising solutions is evolving and has not yet been widely adopted by buyers.  A significant portion of our revenue is generated from ad campaigns that are priced on an outcome basis.  We believe outcome-based pricing generally provides greater margins than CPM priced campaigns, because we are often able to serve our buyers’ performance goals with a lower number of purchased impressions.  Historically, a larger portion of buyers’ online advertising budgets have been based on the number of impressions served, such as cost per thousand impressions, or CPM, without regard to performance, and such buyers may be reluctant or slow to adopt outcome-based pricing solutions.  Additionally, we offer buyers the ability to purchase campaigns on a CPM-basis with a guaranteed demographic reach, or demo guarantees.  These campaigns have generally had lower gross margins than our outcome-based pricing models as well as CPM-priced campaigns without demo guarantees.  Campaigns priced on a performance-basis or a CPM-basis with demo guarantees are subject to the risk that we may purchase ad inventory that we are unable to monetize if the purchased inventory does not perform for our buyers.  If buyers do not perceive meaningful benefits from our outcome-based advertising solutions, our revenue and gross margins may be adversely affected.

If we fail to maintain or increase our access to premium advertising inventory, our operating results may be harmed.

Our success requires us to maintain and expand our access to premium video advertising inventory.  We do not own or control the video ad inventory upon which our business depends.  Sellers are generally not required to provide us with a specified level of inventory, and we cannot be assured that our exclusive sellers will renew their agreements with us or continue to make their ad inventory available to us.  Sellers may seek to change the terms on which they offer inventory to us, including seeking an increase in the price we pay for inventory, or may elect to make advertising inventory available to our competitors who offer more favorable economic terms.  Furthermore, sellers may enter into exclusive relationships with our competitors, which preclude us from accessing their inventory.  In addition, we review our sellers on an on-going basis and have ceased, and may in the future cease, doing business with sellers based on the quality of their inventory, the demographic reach of their inventory, viewer experience and our confidence in the integrity of their ad requests.  Further, we may need to improve over time our processes for assessing the quality of seller ad requests.  As a result of these factors, we may have limited visibility as to our future access to inventory from sellers or the terms on which such inventory will be made available.  If a seller decides not to make video ad inventory available to us on acceptable terms, or if we decide to cease doing business with a seller, we may not be able to replace this ad inventory with comparable ad inventory quickly enough to fulfill our buyers’ requests.  If sellers seek an increase in the price we pay for video ad inventory, it could negatively impact our gross margin.  Additionally, with respect to CPM-priced campaigns sold with demo guarantees, if we are unable to access inventory targeted to the selected demographic on a cost-effective basis our margins could be adversely affected.

Sellers have a variety of channels in which to sell their video ad inventory, including direct sales forces and third party supply side platforms.  Under our exclusive arrangements, a seller’s direct sales force may sell their own video ad inventory, and many of our exclusive sellers maintain significant direct sales forces.  Furthermore, the scope of exclusivity with respect to the third-party monetization of video ad inventory varies with sellers, with some sellers imposing geographical, device, or inventory type limitations.  Any increase in a seller’s direct sales efforts may negatively impact our access to that inventory.

If we are unable to maintain or increase our access to premium video ad inventory or if sellers seek to change the terms on which they offer us such inventory, our operating results may be harmed.

We may not be able to adequately satisfy the supply from our exclusive sellers with demand from our buyers.

In certain instances, we enter into exclusive relationships with sellers.  Substantially all of our exclusive seller agreements obligate us to fill a specified percentage of the video ad inventory that they make available to us, which we refer to as an ad request.  In some cases, there is no cap on our fill obligation.  If we are unable to deliver ad campaigns to this inventory, we will bear the loss on those unfilled ad requests.  This risk can be magnified during certain times of the year when we see increased ad requests from our exclusive sellers coupled with reduced purchase demand from our buyers.

Additionally, in order to satisfy our required fill obligations, we may have to serve less optimized inventory to our buyers. This may negatively impact the performance of an ad campaign, which could particularly impact us with respect to our campaigns that are priced on an outcome basis.  As a result, our margins may be negatively impacted even if we are able to fully satisfy the fill obligation.

Any significant failure to adequately match demand from our buyers with supply from our sellers would harm our operating results.

If we fail to detect fraud or other actions that impact video ad campaign performance, we could lose the confidence of buyers, which would cause our business to suffer.

Our business relies on effectively and efficiently delivering video ad campaigns for buyers.  We have in the past, and may in the future, be subject to fraudulent and malicious activities.  An example of such activities would be the use of bots, non-human traffic delivered by machines that are designed to simulate human users and artificially inflate user traffic on websites.  These activities could overstate the performance of any given video ad campaign and could harm our reputation.  It may be difficult to detect fraudulent or malicious activity because we do not own content and rely in part on our seller partners for controls with respect to such activity.  These risks become more pronounced when programmatic buying is in place.  While we assess the campaign performance on our sellers’ websites and have engaged third-parties to combat fraudulent and malicious activities, such assessments may not detect or prevent fraudulent or malicious activity.  In addition, buyers increasingly rely on third party vendors to measure campaigns and detect fraud.  If we are unable to successfully integrate our technology with such vendors, or our measurement and fraud detection differs from their findings, buyers could lose confidence in our solutions and our revenues could decrease.  If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, the affected buyers may experience or perceive a reduced return on their investment and our reputation may be harmed.  Fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund demands or withdrawal of future business.  If we fail to detect fraud or other actions that impact the performance of our video ad campaigns, we could lose the confidence of our buyers, which could cause our business to suffer.

Our sales efforts with buyers and sellers require significant time and expense.

Attracting new buyers and sellers requires significant time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships.  Our technology and online video brand advertising are relatively new and often require us to spend substantial time and effort educating potential buyers and sellers about our solutions, including providing demonstrations and comparisons against other available services.

The sales cycle for newer solutions, such as the Tremor Video DSP, can be particularly long and unpredictable and requires considerable time and effort.  Sales efforts involve educating buyers about the use, technical capabilities and benefits of our platform, as many buyers have limited or no experience with programmatic buying. Some buyers undertake a significant evaluation process that frequently involves not only our platform but also the offerings of our competitors. This process can be costly and time-consuming. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. As part of our sales cycle, we may incur significant expenses. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue.

With respect to our sellers, we often seek to establish exclusive long-term relationships to ensure access to premium content for buyers.  In addition, we are focused on increasing adoption by sellers of the Tremor Video SSP.  As a result, we invest significant time in cultivating relationships with our sellers to ensure they understand the potential benefits of our platform and monetization of their inventory with us rather than with third-party media networks, exchanges and supply side platforms.  The relationship building process can take many months and may not result in us winning an opportunity with any given buyer or seller.

Because of competitive market conditions and the negotiating leverage enjoyed by large advertises, agencies and publishers, we are sometimes forced to choose between losing the opportunity or contracting on terms that allocate more risk to us than or are otherwise less favorable than we prefer to accept.

If we are not successful in streamlining our sales processes with buyers and sellers, our ability to grow our business may be adversely affected.

We experience fluctuations in our operating results due to a number of factors, which make our future results difficult to predict and could cause our operating results to fall below expectations.

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

Factors that may affect our operating results include the following:

•                  changes in the economic prospects of buyers, the industries we primarily serve, or the economy generally, which could alter current or prospective buyers’ spending priorities, or could increase the time it takes us to close sales with buyers;

•                  the addition of new buyers or the loss of existing buyers;

•                  changes in demand for our solutions, including the Tremor Video DSP and Tremor Video SSP;

•                  changes in the amount, price and quality of available video advertising inventory from sellers;

•                  the timing and amount of sales and marketing expenses incurred to attract new buyers and sellers;

•                  the cancellation or delay of campaigns by buyers;

•                  changes in our pricing policies, the pricing policies of our competitors or the pricing of online video advertising generally, including the relative mix of performance-priced campaigns, CPM-priced campaigns with demo guarantees, and CPM-priced campaigns without demo guarantees;

•                  timing differences at the end of each period between our payments to sellers for advertising inventory and our collection of advertising revenue related to that inventory; and

•                  costs related to acquisitions of other businesses.

Our operating results may fall below the expectations of market analysts and investors in some future periods.  If this happens, even just temporarily, the market price of our common stock may fall.

Our revenue tends to be seasonal in nature.

Our revenue tends to be seasonal in nature and varies from quarter to quarter.  During the first quarter, buyers generally devote less of their budgets to ad spending and our exclusive sellers generally make a larger proportion of their ad inventory available to us.  Under the terms of our contracts with exclusive sellers we are typically required to pay for a percentage of the ad requests delivered by such sellers, even if we are unable to deliver an ad to that inventory.  As a result, this combination may result in lower revenue and gross margins for us during the first quarter of each calendar year.  Our operating cash flows could also fluctuate materially from period to period as a result of these seasonal fluctuations.

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

•                  risks of entering new markets, including international markets, in which we have limited or no experience;

•                  potential loss of key employees, customers or suppliers from either our current business or a target company’s business;

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

We have limited experience in marketing, selling and supporting our solutions abroad.  During each of fiscal years 2015, 2014 and 2013, substantially all of our revenue was generated in the United States.  While we have offices outside of North America in Australia, Brazil, Singapore, and the United Kingdom, substantially all of our operations are located in the United States.

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

In addition to the continued services of William Day, our President and Chief Executive Officer, we believe that our future success is highly dependent on the contributions of our senior management, as well as our ability to attract and retain highly skilled and experienced technical and other personnel in the United States and abroad.  We do not have key person insurance on any of our executives.  All of our employees, including our senior management, are free to terminate their employment relationship with us at any time, and their knowledge of our business, technology and industry may be difficult to replace.  In addition, we believe that our senior management has developed highly successful and effective working relationships.  If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic and working relationships that have developed among our executive officers and other key personnel, and our operations could suffer.  Qualified technical personnel are in high demand, particularly in the digital media industry, and we may incur significant costs to attract them.  Many of the companies with which we compete for experienced personnel also have greater resources than us.  Additionally, volatility or lack of performance in our stock price may also affect our ability to attract employees and retain our key employees.  If we are unable to attract and retain our senior management and key employees, our ability to develop and successfully grow our business could be harmed.

Defects or errors in our solutions could harm our reputation, result in significant costs to us, impair our clients’ ability to deliver effective advertising campaigns and impair our ability to meet or fulfill obligations with sellers.

The technology underlying our solutions, including our proprietary technology and technology provided by third-parties, may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation.  This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data we utilize.  Errors, defects, disruptions in service or other performance problems in our solutions could result in the incomplete or inaccurate delivery of an ad campaign, including serving an ad campaign in an incomplete or inaccurate manner, in an incorrect geographical location or in an environment that is detrimental to the buyer’s brand health.  Any such failure, malfunction, or disruption in service could result in damage to our reputation, our advertising clients withholding payment to us, buyers or sellers making claims or initiating litigation against us, and our giving credits to our buyer clients toward future advertising spend.  In addition, the terms of our exclusive seller agreements generally require us to pay for a percentage of the ad requests delivered by such sellers, even if we are unable to deliver our solutions due to disruptions in our technology.  As a result, defects or errors in our solutions could harm our reputation, result in significant costs to us, impair our buyers’ ability to deliver effective advertising campaigns and impair our ability to meet our fill obligations with sellers.

System failures could significantly disrupt our operations and cause us to lose buyers or sellers.

Our success depends on the continuing and uninterrupted performance of our solutions.  Sustained or repeated system failures that interrupt our ability to provide our solutions, including technological failures affecting our ability to deliver video ads quickly and accurately and to process seller ad requests, could significantly reduce the attractiveness of our solutions and reduce our revenue.  Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters.  In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures.  Any such system failures could significantly disrupt our operations and cause us to lose buyers or sellers.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.

We collect, store and transmit information of, or on behalf of, our buyers and sellers.  We take steps to protect the security, integrity and confidentiality of the information we collect, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third-parties will not gain unauthorized access to this information despite our efforts.  Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry and may occur on our systems or those of our information technology vendors in the future.  Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses or other harmful software code could result in the unauthorized disclosure, misuse, or loss of information, legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations and liabilities, and other liabilities.  In addition, if our security measures or those of our vendors are breached or unauthorized access to consumer data otherwise occurs our solutions may be perceived as not being secure, and buyers or sellers may reduce the use of or stop using our solutions.

While we have security measures in place, these systems and networks are subject to ongoing threats and, therefore, these security measures may be breached as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, third-party action, including cyber-attacks or other international misconduct by computer hackers or otherwise.  This could result in one or more third-parties obtaining unauthorized access to our sellers’ or buyers’ data or our data, including personally identifiable information or other viewer data, intellectual property and other confidential business information.  Third-parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to our buyers’ data or our data, including intellectual property and other confidential business information.

Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.  Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise to maintain the confidentiality, security, and integrity of data that we store or otherwise maintain on behalf of third-parties may harm our reputation and our relationships with buyers or sellers or harm our ability to retain existing clients and attract new clients.  Any of these could harm our business, financial condition and results of operations.

If such unauthorized disclosure or access does occur, we may be required to notify our buyers or sellers or those persons whose information was improperly used, disclosed or accessed.  We may also be subject to claims of breach of contract for such use or disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was improperly used or disclosed.  The unauthorized use or disclosure of information may result in the termination of one or more of our commercial relationships or a reduction in buyer or seller confidence and usage of our solutions.  We may also be subject to litigation and regulatory action alleging the improper use, transmission or storage of confidential information, which could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenue.

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

We currently utilize two third-party data center hosting facilities, located in Boston, Massachusetts and Santa Clara, California, and Amazon Web Services to deliver our solutions.  All of our data storage and analytics are conducted on, and the video ad campaigns that are transacted through our buyer and seller platforms are processed through, servers in these facilities. We also rely on multiple bandwidth providers, multiple internet service providers, as well as content delivery network, or CDN providers, and domain name systems, or DNS providers, and mobile networks to deliver video ads.  In addition, we utilize two third-party data center hosting facilities located in Santa Clara, California and New York, New York for corporate information technology communications, data storage, data processing and office automation.  Any damage to, or failure of, these systems within our third-party data hosting facilities or our other third-party providers could result in interruptions to the availability or functionality of our service.  If for any reason our arrangements with our data center hosting facilities or third-party providers are terminated, we could experience additional expense in arranging for new facilities, technology services and support.  In addition, the failure of our data center hosting facilities or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations.

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

We relocated our headquarters and sublet our former headquarters. If our subtenant is unable to meet its obligations under the sublease we may be responsible which could impact our financial performance.

In June 2015, we relocated our headquarters; however the lease for our former headquarters does not expire until 2021.  In connection with our relocation, we sublet our former headquarters.  If the subtenant is unable to meet its obligations under the sublease, we may remain responsible for the obligations under the lease or incur expenses as a result of their breach.  Any such unanticipated expenses may impact our financial performance.

Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may be limited in the portion of net operating loss carry-forwards, or NOLs, that we can use in the future to offset taxable income for U.S. federal income tax purposes.  At December 31, 2015, we had U.S. federal and state NOLs of $110.0 million and $108.7 million, respectively, and foreign NOLs of $6.8 million and $6.3 million related to our international subsidiaries in Germany and United Kingdom, respectively.  The U.S. federal NOLs will expire in various years beginning in 2026 through 2035.  Our foreign NOLs can be carried forward without limitation in each respective country.  A lack of future taxable income would adversely affect our ability to utilize these NOLs.  In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income.  We believe that we experienced an ownership change under Section 382 of the Internal Revenue Code in prior years that may limit our ability to utilize a portion of the NOLs in the future.  In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code.  Our NOLs may also be impaired under similar provisions of state law.  We have recorded a full valuation allowance related to substantially all of our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.  Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Risks Relating to Our Data Collection and Intellectual Property

Our ability to generate revenue depends on our ability to collect and use significant amounts of data to deliver video ads, and any limitations on the collection and use of this data could significantly diminish the value of our solutions.

Our ability to optimize the placement and scheduling of video advertisements for our buyers and to grow our revenue depends on our ability to successfully leverage data that we collect from our buyers, sellers, and third-parties such as data providers.  Our ability to successfully leverage such data, in turn, depends on our ability to collect and obtain rights to utilize such data.

When we deliver a video ad, we are often able to collect anonymous information about the placement of the video ad and the interaction of the user with the video ad.  We currently employ cookies and other tracking technologies to conduct online video ad campaigns.  These tracking technologies are used to collect information related to the consumer, such as demographic information and history of the consumer’s interactions with our advertisers’ and our sellers’ websites, and any video ads we deliver.  We may also be able to collect information about the user’s location.  As we collect and aggregate this data provided by billions of video ad impressions, we analyze it in order to optimize the placement and delivery of video ads across the advertising inventory provided to us by sellers.  For example, we may use the collected information to limit the number of times a specific video ad is presented to the user, to provide a video ad to only certain types of users, or to provide a report to a buyer or seller regarding the performance of an advertising campaign or inventory, respectively.

Risks Related to Data Collected from Consumers

We participate in industry self-regulatory programs under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and other tracking technologies and our collection and use of data in connection with the delivery of targeted advertising.  In addition, consumers can, as of March 15, 2016, opt out of the placement or use of our cookies for online targeted advertising purposes by either deleting or disabling cookies on their browsers, visiting websites that allow consumers to place an opt-out cookie on their browsers, which instructs buyers and their service providers not to use certain data about the consumer’s online activity for the delivery of targeted advertising, or by downloading browser plug-ins and other tools that can be set to: (1) identify cookies and other tracking technologies used on websites; (2) prevent websites from placing third-party cookies and other tracking technologies on the consumer’s browser; or (3) block the delivery of online advertisements on websites and applications.

Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to modify their browser settings to prevent first party or third-party cookies from being accepted by their browsers. Most browsers also now support temporary privacy modes that allow the user to suspend, with a single click, the placement of new cookies or reading or updates of existing cookies. Internet users can also delete cookies from their computers at any time. Some Internet users also download free or paid “ad blocking” software that prevents third-party cookies from being stored on a user’s computer or mobile device. In addition, the Safari browser blocks third-party cookies by default. Many applications and other devices allow users to avoid receiving advertisements by paying for subscriptions or other downloads. The browser developer Mozilla, which publishes Firefox, has previously announced an intention to block third-party cookies by default in a future iteration of the Firefox browser, and other browsers may do the same. Mobile devices based upon the Android operating system use cookies only in their web browser applications, so that cookies do not track Android users while they are using other applications on the device.

Ad-blocking technologies have emerged that have the effect of blocking the display of an advertisement. Estimates of the use of ad-blocking technologies vary by user population, type of media content, geography, and other factors, and the ultimate prevalence and effect of ad-blocking technologies is not certain, but it could have an adverse effect on our business if it reduces the volume or effectiveness (and therefore value) of advertising. In addition, some ad-blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e. data owned by the provider of the website or application being viewed). These ad-blockers could place us at a disadvantage because we rely on third-party data, while large competitors have troves of first-party data they use to direct advertising. Other technologies allow ads that are deemed “acceptable,” which could be defined in ways that place us or our clients at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad-blockers do not ultimately have a material impact on our business, investor concerns about ad blockers could cause our stock price to decline.

Increased prevalence of ad-blocking has prompted examination of the effect of digital advertising industry practices upon the quality of user experiences, and changes in industry practices may emerge as a result. Such changes could reduce the viability of our existing business model, place us at a competitive disadvantage, or require us to invest significantly in developing new technologies and business practices.

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

Risks Related to Data Collected from Sellers and Buyers

In order to effectively operate our video advertising campaigns, we collect data from buyers, sellers, and other third-parties.  If we are not able to obtain sufficient rights to data from these third-parties, we may not be able to utilize data in our solutions.  Although our arrangements with buyers and sellers generally permit us to collect non-personally identifiable and aggregate data from advertising campaigns, some of our buyers and sellers do not allow us to collect some or all of this data or limit our use of this data, and future buyers and sellers may do so in the future.  For example, sellers may not agree to permit us to place our data collection tags on their sites or agree to provide us with the data generated by interactions with the content on their sites.  It would be difficult to comply with these requests, and to do so would cause us to spend significant amounts of resources.  It could also make it difficult for us to deliver effective advertising campaigns that meet the demands of our buyers.

We and many of our buyers and sellers voluntarily participate in several trade associations and industry self-regulatory groups that promulgate best practice guidelines or codes of conduct addressing the delivery of promotional content to users, and tracking of users or devices for the purpose of delivering targeted advertising.  We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of U.S. or international regulatory authorities.  If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, our reputation may suffer, we could lose relationships with buyers or sellers, and we could be subject to proceedings or actions against us by governmental entities or others as described below.  Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective video advertising campaigns that meet the demands of our buyers.

Risks Related to Data Collection Technology

Changes in device and software features and new technologies could make it easier for internet consumers to prevent the placement of cookies and other tracking technologies.   Current versions of the most widely used web browsers, such as Chrome, Firefox, Internet Explorer and Safari, allow users to send “Do Not Track” signals, to indicate that they do not wish to have their web usage tracked. However, there is currently no definition of “tracking” and no standards regarding how to respond to a “Do Not Track” preference that are accepted or standardized in the industry. The World Wide Web Consortium, or W3C, chartered a “Tracking Protection Working Group” in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations to create a voluntary “Do Not Track” standard for the web. The W3C is continuing to work on a policy specification that will provide guidance as to how websites and buyers should respond to a “Do Not Track” signal, but it is unclear exactly what that specification will advise, and to what extent that specification will be accepted by legislators and regulators worldwide.

Even absent an industry standard, various government authorities have indicated an intent to implement some type of “Do Not Track” standard. For example, the Federal Trade Commission, or FTC, has previously stated that it will pursue a legislative solution if the industry does not agree to a standard. Similarly, the European Commission, which proposes legislation to the European Parliament, has suggested that it intends to consider “Do Not Track” legislation in the absence of an industry standard. Some proposed “Do Not Track” standards, including the current draft specifications being considered by the W3C, impose limits or requirements that apply to data gathering and use by third parties like us, but that may not apply to first parties. Laws or regulations could take a similar approach. Any such standard, law, or regulation could place us at a competitive disadvantage to first-party data owners such as large website operators, many of whom own or are developing or acquiring capabilities that compete with our solutions.

Effective January 1, 2014, amendments to the California Online Privacy Protection Act of 2003, California Business and Professional Code § 22575 et seq., require operators of websites or online services to disclose how the operator responds to “Do Not Track” signals regarding the collection of personally identifiable information about an individual consumer’s online activities over time and across third-party Web sites or online services, as well as to disclose whether third parties may collect personally identifiable information about an individual consumer’s online activities over time and across different Web sites or online services. It is possible that other states could adopt legislation similar to California’s. The Do-Not-Track Online Act of 2013 was introduced in the United States Senate in February 2013, and it is possible that the federal government may adopt Do Not Track legislation. We may be subject to disclosure requirements such as California’s, and while we do not collect data that is traditionally considered personally identifiable information in the United States without user consent, we may nonetheless elect to respond by adopting a policy to discontinue profiling or web tracking in response to “Do Not Track” requests, and it is possible that we could in the future be prohibited from using non-personal consumer data by industry standards or state or federal legislation, which may diminish our ability to optimize and target advertisements, and the value of our services.

In addition to “Do Not Track” options, certain mobile devices allow users to “Limit Ad Tracking” on their device. Like “Do Not Track,” “Limit Ad Tracking” is a signal that is sent by particular mobile devices, when a user chooses to send such a signal. While there is no clear guidance on how third parties must respond upon receiving such a signal, it is possible that sellers, regulators, or future legislation may dictate a response that would limit our access to data, and consequently negatively impact the effectiveness of our solution and the value of our services.

Network carriers, providers of mobile device operating systems, and device manufacturers may also impact our ability to collect data on internet-connected devices.  These carriers, operating system providers, and device manufacturers are increasingly promoting features that allow device users to disable some of the functionality of the device or its operating system, which may impair or disable the collection of data on their devices. Any interruptions, failures, or defects in our data collection, mining, analysis, and storage systems could limit our ability to aggregate and analyze user data from our clients’ advertising campaigns.  If that happens, we may not be able to optimize the placement of advertising for the benefit of our buyers, which could make our solutions less valuable, and, as a result, we may lose clients and our revenue may decline.

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

U.S. and foreign governments and relevant self-regulatory bodies have enacted, considered, or are considering legislation or regulations that could significantly restrict our ability to collect, augment, analyze, use, and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to track people online.  Such legislation or regulation could affect the costs of doing business online and may adversely affect the demand for or effectiveness and value of our solution.

Federal, state, and international laws and regulations govern the collection, use, retention, sharing, and security of data that we collect across our solutions.  We strive to comply with all applicable laws, regulations, self-regulatory requirements, policies, and legal obligations relating to privacy and data protection.  However, it is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.  As we expand our operations globally, compliance with regulations that differ from country to country may also impose substantial compliance burdens on our business.  In particular, the European Union has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy laws and regulations.  In addition, individual EU member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from country to country.  We may be subject to foreign laws regulating online and mobile advertising even in jurisdictions where we do not have any physical presence to the extent a digital media content provider has advertising inventory that we manage or to the extent that we collect and use data from consumers in those jurisdictions.  Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, or regulations, including laws and regulations regulating privacy, data security, or consumer protection, or other policies, self-regulatory requirements or legal obligations could result in proceedings or actions against us by governmental entities or others.  We are aware of several ongoing lawsuits filed against companies in our industry alleging various violations of privacy- or data security-related laws.

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

The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the advertising industry in particular.  It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways that would affect our business particularly with regard to collection or use of data to target ads to consumers.  Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner that commercially harms us while favoring their solutions.

A number of U.S. state and federal bills have been proposed and are under consideration that contain provisions that would regulate how companies, such as ours, can use cookies and other tracking technologies to collect and use information about individuals and their online behaviors.  At least one such bill presently has been proposed in the U.S. Congress.  The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices.  The FTC has also adopted revisions to its rules implementing the Children’s Online Privacy Protection Act, or COPPA Rules, that became effective July 1, 2013, that broaden the applicability of the COPPA Rules, including the types of information that would be subject to these regulations, and could effectively limit the information that we or our buyers collect and use through certain sellers and the content of video ads our buyers may display.

In 2009, the European Union ePrivacy Directive was amended (Directive 2009/136/EC amending Directive 2002/58/EC) requiring buyers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements.  In particular, to comply with certain of these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent.  Further, the European Commission has proposed a General Data Protection Regulation that may strengthen EU laws regarding notice and consent for tracking technology.  The EU proposals, if implemented, may result in a greater compliance burden with respect to collecting information about persons in Europe.  Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy.

Any proceeding or action brought against us by a governmental entity or others relating to noncompliance with U.S federal, state, or international laws, self-regulatory requirements, policies, or other legal obligations relating to privacy or data protection could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our solutions, and ultimately result in the imposition of monetary liability.  We may also be contractually liable to indemnify and hold harmless our buyers and sellers from the costs or consequences of noncompliance with privacy-related laws, regulations, self-regulatory requirements or other legal obligations, or inadvertent or unauthorized use or disclosure of data that we store or handle as part of providing our solutions.

Changes in global privacy-related laws and regulations and self-regulatory regimes may also impact our buyers and sellers and adversely affect the demand for our solutions or otherwise harm our business, results of operations, and financial condition.  For instance, privacy laws or regulations could require digital media content providers to take additional measures to facilitate consumer privacy preferences, in which case we will be reliant upon them to do so.  In addition, digital media content providers could become subject to regulatory restrictions that would require them to limit or cease altogether the collection and/or use of data by third-parties such as ourselves.  For example, one potential form of restriction on the use of cookies would allow the website that the consumer has elected to visit, a first-party website, to continue to place cookies on the user’s browser or device without explicit consent, but would require the user’s explicit consent for a third-party to place its cookies on the user’s browser or device.

Additionally, the March 2012 FTC staff report recommends that websites offer consumers a choice about whether the owner of the website can use third-parties like us to track the activity for marketing purposes (e.g., delivery of targeted advertising).  We are a third-party in this context, and therefore currently depend on the ability to place our cookies and other tracking technologies on browsers and devices of users that visit the websites of our digital media content providers and to track devices for the purpose of ad delivery reporting on mobile devices, and if we were restricted from doing so because of compliance with laws or regulatory and industry best practices or recommendations by digital media content providers, our ability to gather the data on which we rely would be impaired.  Further, we could be placed at a competitive disadvantage to large competitors such as Google, Facebook, AOL, and Yahoo! who have heavily trafficked, first-party properties that would continue to have greater ability to collect visitor data and use such data for marketing purposes.

The Court of Justice of the European Union recently issued an opinion finding that the EU-U.S. Safe Harbor Framework, under which personal data of EU residents may be transferred to the United States, is invalid and can no longer support data transfers to the United States, which could subject us to increased regulatory scrutiny and might hamper our plans to expand our business in Europe.

The use and transfer of personal data in EU member states is currently governed under Directive 95/46/EC (which is commonly referred to as the Data Protection Directive) as well as legislation adopted in the member states to implement the Data Protection Directive. The transfer of what is deemed to be personal data of EU subjects to countries (like the United States) that are determined to have inadequate privacy protections for such data currently was previously permitted under, among other methods, a process agreed to by the EU and the United States known as the EU-U.S. Safe Harbor Framework, pursuant to which U.S. businesses committed to treat the personal data of EU residents in accordance with privacy principles promulgated by the Data Protection Directive, and could self-certify their compliance with the Safe Harbor Framework.

We are a Safe Harbor participant, and previously relied upon the Safe Harbor Framework to allow us to conduct certain transfers of personal data of EU Subjects, including both data about our employees and consumer data that is collected and processed through our technology. Recent developments, however, no longer allow us to rely exclusively on the Safe Harbor Framework to support our data transfers. In particular, the Court of Justice of the European Union (“CJEU”) recently issued an opinion concluding that the Safe Harbor Framework is not sufficient to allow transfers of personal data of EU subjects to the United States.

Given the CJEU’s opinion, we can no longer rely on the Safe Harbor Framework to justify the transfer of personal data of EU subjects to the United States. Instead, we must rely on alternative compliance measures. Being forced to rely on alternative compliance measures could also affect the market for our technology, as EU customers may choose to do business with EU-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues.

In February 2016, it was announced that the United States and the EU have agreed to replace the Safe Harbor Framework with a new agreement known as the EU-U.S. Privacy Shield. At this time, however, it is not clear that the Privacy Shield will be embraced by EU privacy regulators or that the Privacy Shield will be an appropriate means for us to transfer personal data from the EU to the U.S.

Any failure to protect our intellectual property rights could negatively impact our business.

We regard the protection of our intellectual property, which includes trade secrets, copyrights, trademarks, domain names, two U.S. patents and several patent applications, as critical to our success.  We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions.  We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties, with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information.  However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our intellectual property.  Those agreements that we do execute may be breached, and we may not have adequate remedies for any such breach.  These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our intellectual property, or deter independent development of similar intellectual property by others.  Breaches of the security of our solutions, databases or other resources could expose us to a risk of loss or unauthorized disclosure of information collected, stored, or transmitted for or on behalf of buyers or sellers, or of cookies, data stored in cookies, other user information, or other proprietary or confidential information.

We currently own two issued U.S. patents and one granted European patent, which we registered in France, Germany and Great Britain.  Additionally, we currently own five pending U.S. patent applications that we are currently prosecuting with the U.S. Patent and Trademark Office, although there can be no assurance that any of these patent applications will ultimately be issued a patent.  We also register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States.  We also rely upon common law protection for certain marks, such as “Tremor Video.” Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation.  While we have a patent and certain patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications.  In addition, our existing patents and any patents that may be issued in the future may not adequately protect our intellectual property or provide us with competitive advantages, or may be successfully challenged by third-parties.  Our competitors and others could attempt to capitalize on our brand recognition by using domain names or business names similar to ours.  Domain names similar to ours have been registered in the United States and elsewhere.  We may be unable to prevent third-parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks.  Effective trade secret, copyright, trademark, domain name and patent protection are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights.  We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location.  We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

Monitoring unauthorized use of our intellectual property is difficult and costly.  Our efforts to protect our proprietary rights and intellectual property may not be adequate to prevent their misappropriation or misuse.  Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.  Our competitors may also independently develop similar technology, which avoids infringing on our intellectual property rights.  The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate.  Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solutions or technology are hosted or available.  Further, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.  The laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property.  Our failure to meaningfully protect our intellectual property could result in competitors offering solutions that incorporate our most technologically advanced features, which could seriously reduce demand for our solutions.  In addition, we may in the future find it necessary or appropriate to initiate infringement claims or litigation, whether to protect our intellectual property or to determine the enforceability, scope and validity of the intellectual property rights of others.  Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination that is unfavorable to us.  In addition, litigation is inherently uncertain.  Accordingly, despite our efforts, we may be unable to prevent third-parties from infringing upon or misappropriating our intellectual property.

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

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement or misappropriation without major financial expenditures or adverse consequences.  We have faced, and expect to face in the future, claims by third-parties that we infringe upon or misappropriate their intellectual property rights, and we may be found to be infringing upon or to have misappropriated such rights.  Such claims may be made by competitors or other parties.  We cannot assure you that we are not infringing or violating any third-party intellectual property rights.  From time to time, we or our clients may be subject to legal proceedings relating to our solutions or underlying technology and the intellectual property rights of others, particularly as we expand the complexity and scope of our business.  As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third-parties.

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

•                  subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our current or future buyers and sellers;

•                  result in injunctive relief against us, or otherwise result in delays or stoppages in providing all or certain aspects of our solutions;

•                  cause buyers or sellers to avoid working with us;

•                  divert the attention and resources of management and technical personnel; and

•                  require technology or branding changes to our solutions that would cause us to incur substantial cost and that we may be unable to execute effectively or at all.

In addition, we may be exposed to claims that the content contained in ad campaigns violates the intellectual property or other rights of third-parties.  Such claims could be made directly against us or against the sellers from whom we purchase ad inventory.  Generally, under our agreements with sellers, we are required to indemnify the seller against any such claim with respect to an ad we served.  We attempt to mitigate this exposure by generally requiring buyers to indemnify us for any damages from any such claims.  There can be no assurance, however, that our buyers will have the ability to satisfy their indemnification obligations to us, and pursuing any claims for indemnification may be costly or unsuccessful.  As a result, we may be required to satisfy our indemnification obligations to our sellers or claims against us with our assets.  This result could harm our reputation, business, financial condition and results of operations.

We use open source software in our solutions that may subject our technology to general release or require us to re-engineer our solutions, which may cause harm to our business.

Our technology incorporates or is distributed with software or data licensed from third-parties, including some software distributed under so-called “open source” licenses, which we use without charge.  Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third-parties certain rights of further use.  By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine and/or distribute our proprietary software with open source software in certain manners.  Although we monitor our use of open source software, we cannot be sure that all open source software is reviewed prior to use in our proprietary software, that our programmers have not incorporated open source software into our proprietary software, or that they will not do so in the future.  Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts.  There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our solutions to our clients.  In addition, the terms of open source software licenses may require us to provide software that we develop, using such open source software, to others, including our competitors, on unfavorable license terms.  As a result of our current or future use of open source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our technology, discontinue sales in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition or operating results.

We rely on data, other technology, and intellectual property licensed from other parties, the failure or loss of which could increase our costs and delay or prevent the delivery of our solutions.

We utilize various types of data, other technology, and intellectual property licensed from unaffiliated third-parties in order to provide certain elements of our solutions.  Any errors or defects in any third-party data or other technology could result in errors in our solutions that could harm our business and damage our reputation and losses in revenue, and we could be required to spend significant amounts of additional research and development resources to fix any problems.  In addition, licensed technology, data, and intellectual property may not continue to be available on commercially reasonable terms, or at all.  Any loss of the right to use any of these on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent data, other technology, or intellectual property is identified and integrated, which delays could harm our business.  In this situation we would be required to either redesign our solutions to function with technology, data or intellectual property available from other parties or to develop these components ourselves, which would result in increased costs.  Furthermore, we might be forced to limit the features available in our current or future solutions.  If we fail to maintain or renegotiate any of these technology or intellectual property licenses, we could face significant delays and diversion of resources in attempting to develop similar or replacement technology, or to license and integrate a functional equivalent of the technology or intellectual property.  The occurrence of any of these events may have an adverse effect on our business, financial condition and operating results.

Risks Related to Being a Public Company and Public Company Financial Reporting

We have restated our prior consolidated financial statements, which may lead to additional risks and costs.

As discussed in Note 19 to our consolidated financial statements included in Part II - Item 8 of this report, we have restated our consolidated financial statements as of and for each of the first three quarters of 2015 following a change in accounting treatment to reflect the revenue attributable to the Tremor Video SSP net of inventory costs rather than on a gross basis. As a result of the restatement, we are subject to additional risks and may incur unanticipated costs for accounting and legal fees.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.  If we fail to maintain proper and effective internal and disclosure controls, our ability to produce accurate financial statements and other disclosures on a timely basis could be impaired.

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting, that meet the applicable standards.  We may err in the design or operation of our controls.  In addition, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  We are, commencing as of the fiscal year 2014, required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.  As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting related to principal-agent considerations around revenue recognition. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our management concluded that our internal control over financial reporting was not effective. We are actively engaged in implementing a remediation plan designed to address the material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.  In addition, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources and could lead to substantial additional costs for accounting and legal fees.

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

If we identify new or additional material weaknesses in our internal controls, or we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective disclosure controls and procedures or proper and effective internal controls over our financial reporting, we may not be able to produce timely and accurate financial statements and other disclosures, and we may conclude that our internal controls over financial reporting are not effective.  If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, or NYSE, the SEC or other regulatory authorities.

Our accounting is becoming more complex, and relies upon estimates or judgments relating to our critical accounting policies. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex. As a result of the introduction of our Tremor Video SSP, we use both gross and net revenue reporting, as opposed to our historical use only of gross reporting. Ongoing evolution of our business, and any future acquisitions, will compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, business combinations, and income taxes.

We have begun reporting a portion of our revenue on a net basis. The combination of gross and net revenue reporting may make our financial reporting more complex and difficult to understand.

The recognition of our revenue is governed by certain criteria that must be met and that determine whether we report revenue either on a gross basis, where third party inventory costs are reflected in cost of revenue, or on a net basis, where third party inventory costs reduce revenue.  Before we introduced the Tremor Video SSP, we reported all of our revenue on a gross basis, but we have determined that we are required to report revenue from the Tremor Video SSP on a net basis.

The combination of net and gross revenue reporting may make our financial reporting more complex and difficult for investors to understand, and may make comparison of our results of operations to prior periods or other companies more difficult. We may experience significant fluctuations in revenue in future periods depending upon, in part, the nature of our sales and our reporting of such revenue. The need to consider the use of net reporting more broadly for different kinds of transactions as our business evolves would require application of judgment and could increase the potential for reporting errors.

In order to provide guidance or make other projections regarding our expectations of U.S. GAAP revenue for future periods, we must make estimates and assumptions about the mix of gross and net-reported transactions based upon the volumes and characteristics of the transactions we think will make up the total mix of revenue in the period covered by the projection. Those estimates and assumptions may be inaccurate when made, or may be rendered inaccurate by circumstances occurring after the guidance is given, such as changing the characteristics of our offerings or particular transactions in response to client demands, market developments, regulatory pressures, acquisitions, and other factors, In addition, the rules governing revenue recognition in our business are complex, and the rules or their interpretation may evolve. As a result, it is possible that our projections of U.S. GAAP revenue guidance may vary from actual results, or comparisons of our projections from period to period may be difficult.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  Between January 1, 2015 and March 8, 2016, our stock price has ranged from $1.65 per share to $3.22 per share.  In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities.  In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors affecting the market price of our common stock include:

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

•                  a lack of trading volume in our common stock;

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action or derivative litigation has often been brought against that company and its officers and directors.  In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, our directors and certain executive officers, alleging certain misrepresentations by us in connection with our initial public offering concerning our business and prospects.  On March 5, 2015, the district court granted our motion to dismiss the lawsuit and entered judgment in our favor and on February 8, 2016, the United States Court of Appeals for the Second Circuit confirmed the judgment of the district court.  Because of the potential volatility of our stock price, we may become the target of additional securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock, or the perception that a substantial number of shares could be sold, could reduce the market price of our common stock.  As of March 8, 2016, we had 52,563,181 shares of common stock outstanding.  In addition, the shares subject to outstanding warrants to purchase common stock and stock option awards for which 39,824 shares and 7,045,044 shares, respectively, were exercisable as of December 31, 2015 will become available for sale immediately upon the exercise of such warrants to purchase common stock or stock option awards.

We have also registered for offer and sale all shares of common stock that we may issue under our stock-based compensation plans, including our employee stock purchase plan.  These shares can be freely sold in the public market upon issuance. Sales of common stock by existing stockholders in the public market, whether as part of an underwritten public offering or pursuant to exemptions from registration, the availability of these shares for sale, our issuance of securities or the perception that any of these events might occur could materially and adversely affect the market price of our common stock.  In addition, the sale of these securities could impair our ability to raise capital through the sale of additional stock.

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

Our executive officers, directors and principal stockholders and their respective affiliates beneficially owned, in the aggregate, a significant percentage of our outstanding common stock as of December 31, 2015.  These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.  The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, if they publish negative evaluations of our stock, or if we fail to meet the expectations of analysts, the price of our stock and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors.  We do not have any control over these analysts, and their reports or analyst consensus may not reflect our guidance, plans or expectations.  If one or more of the analysts covering our business issues an adverse opinion of our company because we fail to meet their expectations or otherwise, the price of our stock could decline.  If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

In 2014, we entered into a lease for our new headquarters at 1501 Broadway, New York, New York, for approximately 51,000 square feet of office space.  The initial ten-year term of the lease commenced on January 7, 2015, and we relocated to this new office space in June 2015.

We also lease offices in Mountain View, California; San Francisco, California; Santa Monica, California; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Southfield, Michigan; Irving, Texas; Melbourne and Sydney, Australia, London, England; and Singapore. We utilize third-party data center hosting facilities located in Santa Clara, California, Boston, Massachusetts, and New York, New York. We believe our facilities are adequate for our current and near-term needs.

ITEM 3.  LEGAL PROCEEDINGS

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, our directors, and certain of our executive officers alleging certain misrepresentations by us in connection with our IPO concerning our business and prospects.  On March 5, 2015, the District Court granted our motion to dismiss and entered judgment in our favor and, on February 8, 2016, the United States Court of Appeals for the Second Circuit confirmed the judgment of the District Court.

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

Holders of Record

As of December 31, 2015, there were approximately 83 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Price Range of Our Common Stock

The following table sets forth for the indicated periods the intraday high and low sales prices per share for our common stock on the New York Stock Exchange.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$2.94	$3.28	$3.08	$2.20
Low	2.01	2.20	1.79	1.75

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$5.76	$4.98	$4.84	$3.10
Low	4.03	3.75	2.23	2.03

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of Tremor Video, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares, for the period from June 26, 2013 through December 31, 2015, the cumulative total return on our common stock, the NYSE Composite Index and the Powershares S&P SmallCap Information Technology Portfolio Index.  The graph assumes $100 was invested on June 26, 2013, in the common stock of Tremor Video, Inc, the NYSE Composite Index and the Powershares S&P SmallCap Information Technology Portfolio Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Relative Price Performance

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

Use of Proceeds

On July 2, 2013, we closed our IPO, in which we issued and sold 7,500,000 shares of common stock at a public offering price of $10.00 per share, for aggregate gross proceeds to us of $75 million.  All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-188813), which was declared effective by the SEC on June 26, 2013.  Subsequent to July 2, 2013, we invested a portion of the net offering proceeds into money market securities.  In 2015, we used $1.7 million of the net offering proceeds to acquire a business in Australia.  There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated June 26, 2013 filed with the SEC on June 27, 2013 pursuant to Rule 424(b) of the Securities Act.

Purchases of Equity Securities by the Issuer

None.

Recent Sales of Unregistered Securities

On September 8, 2015, we granted John Rego, our newly appointed Chief Financial Officer, options to purchase 570,000 shares of our common stock at an exercise price of $1.94 per share, the closing price of our common stock on the date of grant.  On October 20, 2015, we granted John Walsh, our newly appointed Chief Technology Officer, options to purchase 350,000 shares of our common stock at an exercise price of $1.90 per share, the closing price of our common stock on the date of grant.  These option grants were made outside of our stockholder approved equity compensation plans.  The options are generally subject to the same terms and conditions as options granted under our 2013 Equity Incentive Plan, or 2013 Plan.  A description of our 2103 Plan is set forth in “Note 14 - Stock-Based Compensation Expense — Stock Based Incentive Plans”  in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.  The offers, sales and issuances of the securities described in this paragraph were exempt from registration under Regulation D promulgated under the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected consolidated financial data. The following selected consolidated financial data for the years ended December 31, 2015, 2014, and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements that are included in Part II, Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The selected consolidated financial data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

The following data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended
	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Revenue	$173,837	$159,487	$131,796	$105,190	$90,301
Cost of revenue	99,266	101,673	77,925	61,317	58,502
Gross profit	74,571	57,814	53,871	43,873	31,799

Operating expenses:
Technology and development(1)	20,171	16,992	11,637	8,144	5,900
Sales and marketing(1)(2)	48,879	42,623	38,496	35,042	28,829
General and administrative(1)	17,279	14,712	10,950	10,824	10,880
Depreciation and amortization	8,344	6,675	6,310	5,992	6,088
Impairment charges(3)	22,665	—	—	—	—
Total operating expenses	117,338	81,002	67,393	60,002	51,697

Loss from operations	(42,767)	(23,188)	(13,522)	(16,129)	(19,898)

Interest and other income (expense):
Interest expense, net	(10)	(4)	(127)	(227)	(321)
Other income (expense), net	30	46	339	(8)	(583)
Total interest and other income (expense), net	20	42	212	(235)	(904)

Loss before provision for income taxes	(42,747)	(23,146)	(13,310)	(16,364)	(20,802)

Provision for income taxes	483	343	206	280	223

Net loss	$(43,230)	$(23,489)	$(13,516)	$(16,644)	$(21,025)

Basic and diluted net loss attributable to common stockholders(4)	$(0.84)	$(0.46)	$(1.02)	$(2.22)	$(3.02)

Basic and diluted weighted-average number of shares outstanding(5)(6)	51,684,397	50,637,541	28,761,700	7,499,986	6,952,952

Other Financial Data (unaudited):

Total spend(7)	$203,882	$159,487	$131,796	$105,190	$90,301

Adjusted EBITDA(8)	$(4,637)	$(10,939)	$(2,112)	$(7,218)	$(10,927)

	As of
	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Cash, cash equivalents and short-term investments(9)(10)	$59,887	$77,787	$92,691	$32,533	$40,366
Working capital	74,148	89,024	102,533	39,892	49,601
Total assets	168,124	178,005	190,560	129,723	137,980
Mandatorily redeemable convertible preferred stock	—	—	—	162,466	162,082
Total liabilities(11)	66,692	38,232	33,528	30,729	26,506
Total stockholders’ equity (deficit)	101,432	139,773	157,032	(63,472)	(50,608)

(1)         Includes stock-based compensation expense as follows:

	Years Ended
	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Technology and development	$854	$907	$549	$422	$507
Sales and marketing	1,445	1,506	1,188	1,020	670
General and administrative	1,708	2,209	1,667	1,477	1,706
Total stock-based compensation expense	$4,007	$4,622	$3,404	$2,919	$2,883

(2)         Includes stock-based long-term incentive compensation expense of $0.4 million, $0.7 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)         Reflects impairment charges incurred during the year ended December 31, 2015 of (a) $20.9 million related to goodwill, (b) $1.2 million related to certain intangible assets, and (c) $0.6 million related to certain property and equipment.  Refer to “Note 7 — Goodwill and Intangible Assets, Net in the notes to the consolidated financial statement included in Part II, Item 8 of this Form 10-K.

(4)         For the year ended December 31, 2013, basic and diluted net loss per share attributable to common stockholders includes $15.8 million deemed dividend from the conversion of our Series F preferred stock on July 2, 2013.  Refer to “Note 12 — Stockholders’ Equity” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(5)         As a result of our operating losses incurred for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, all potentially dilutive securities are anti-dilutive and, accordingly, basic and diluted weighted-average number of shares of common stock outstanding is equal for the years presented.

(6)         For the year ended December 31, 2013, our basic and diluted weighted-average number of shares of common stock outstanding increased as a result of our IPO on July 2, 2013.  Refer to “Note 12 — Stockholders’ Equity” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(7)         We define total spend as the aggregate gross spend transacted through our platforms.  Total spend does not represent revenue earned by us and is a non-GAAP financial measure.  Total spend is a key measure used by management to assess our market share and scale, and is used to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  We believe total spend is a meaningful measurement of our operating performance because our ability to generate increases in total spend is strongly correlated to our ability to generate increases in revenue.  However, use of total spend has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. One of the limitations of total spend is that other companies, including companies in our industry, may calculate total spend or similarly titled measures differently, which reduces its usefulness as a measure of comparison to other companies in our industry.

The following table presents a reconciliation of total spend to revenue, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Years Ended
	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Revenue	$173,837	$159,487	$131,796	$105,190	$90,301
Add: Tremor Video SSP inventory costs(a)	30,045	—	—	—	—
Total spend	$203,882	$159,487	$131,796	$105,190	$90,301

(a)         We record revenue from our buyer platform on a gross basis, including costs of inventory.  Accordingly, for revenue generated from our buyer platform, total spend is equivalent to revenue.  We record revenue from the Tremor Video SSP net of inventory costs. Total spend through the Tremor Video SSP is equal to the revenue generated from the Tremor Video SSP plus associated costs of inventory.  See “Note 2 — Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.  The Tremor Video SSP was introduced in 2015.  Therefore, for periods prior to 2015, total spend is equivalent to our U.S. GAAP revenue.

(8)         Adjusted EBITDA represents our net loss before interest and other (income) expense, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation expense, non-cash impairment charges, executive severance costs, acquisition-related costs, and litigation costs associated with class action securities litigation.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of the exclusion of the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation, non-cash impairment charges, executive severance costs, acquisition-related costs, and litigation costs associated with class action securities litigation, excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is a non-GAAP financial measure. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (e) Adjusted EBITDA does not reflect litigation costs associated with class action securities litigation; (f) Adjusted EBITDA does not reflect non-cash impairment charges associated with changes in the estimated fair value of our net assets compared to their carrying values; (g) Adjusted EBITDA does not reflect executive severance costs; (h) Adjusted EBITDA does not reflect acquisition-related costs; and (i) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Years Ended
	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Net loss	$(43,230)	$(23,489)	$(13,516)	$(16,644)	$(21,025)
Adjustments
Impairment charges(a)	22,665	—	—	—	—
Depreciation and amortization expense	8,344	6,675	6,310	5,992	6,088
Stock-based compensation expense	4,007	4,622	3,404	2,919	2,883
Executive severance costs(b)	1,458	—	—	—	—
Acquisition-related costs(c)	892	—	—	—	—
Provision for income taxes	483	343	206	280	223
Litigation costs	328	279	82	—	—
Stock-based long-term incentive compensation expense(d)	436	673	1,614	—	—
Total interest and other (income), net	(20)	(42)	(212)	235	904
Total net adjustments	38,593	12,550	11,404	9,426	10,098
Adjusted EBITDA	$(4,637)	$(10,939)	$(2,112)	$(7,218)	$(10,927)

(a)         Refer to footnote (3) above for a further description of our impairment charges incurred during the year ended December 31, 2015.

(b)         Reflects severance costs incurred related to the termination of certain executives.

(c)          Reflects acquisition-related costs incurred in connection with our acquisition of TVN.  Includes $493 in compensation-related expenses related to contingent consideration payable to certain TVN sellers that are subject to continued employment.  Refer to “Note 6 — Acquisition in the notes to the consolidated financial statement included in Part II, Item 8 of this Form 10-K.

(d)         Refer to footnote (2) above and footnote (11) below for a further description of our stock-based long-term incentive compensation expense.

(9)         At December 31, 2013, cash and cash equivalents includes $66.6 million in proceeds from the common stock issuance as a result of our IPO on July 2, 2013.

(10)  At December 31, 2011, included with cash and cash equivalents are $8.7 million of short-term investments.

(11)  At December 31, 2015 and 2014, accrued compensation, benefits and payroll taxes includes $0.5 million and $0.8 million of stock-based long-term incentive compensation expense, respectively, related to our long-term sales incentive compensation plan.  Payments earned under the long-term sales incentive compensation plan for the 2014 and 2013 plan years were paid in stock-based awards in August 2015 and 2014, respectively.  Payments earned under the plan for the 2015 plan year will be made in stock-based awards to participants that remain employed with us through June 30, 2016, which will be paid in August 2016.  If any participant in our long-term sales incentive compensation plan is not employed on June 30, 2016, such participant will forfeit any rights to receive payment under the plan for the 2015 plan year.

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

Overview

Tremor Video, Inc., we or us, provides software for video advertising effectiveness.  Our buyer and seller platforms enable seamless transactions in a premium video marketplace by offering control and transparency to our clients.  Our technology optimizes performance of video ad campaigns across all screens, including computers, smartphones, tablets and connected TVs, to make advertising more relevant for consumers and deliver maximum results for buyers and sellers of video advertising.

Our buyer platform enables advertisers, agencies and other buyers of advertising, which we collectively refer to as buyers, to discover, buy, optimize and measure the effectiveness of their video ad campaigns.  Our proprietary technology analyzes video content, detects viewer and system attributes, and leverages our large repository of stored and integrated third-party data to optimize the delivery of ad campaigns to achieve a broad spectrum of marketing goals — from audience reach to more sophisticated goals such as engagement, brand lift and viewability.  Through our All-Screen optimization solution, buyers are able to choose a single campaign goal and our technology will optimize delivery of  the campaign across a broad inventory pool to find the right viewer wherever they may be watching video, eliminating the need to allocate campaign budgets to a specific screen or device.  Our advanced analytics suite enables buyers to gain a deep understanding of the drivers of campaign performance and obtain reporting on key brand performance metrics such as viewability, as well as TV-like metrics that measure reach and frequency of viewing by a particular audience.

We empower video ad buying however a buyer wants to transact. Buyers can purchase advertising on our buyer platform on a guaranteed and fully managed basis through the use of insertion orders. For these campaigns, our team of specialists manages the delivery of the campaign according to an agreed set of objectives at a pre-negotiated fixed price, and we are required to secure all inventory to fulfill the campaign.  In addition, buyers can transact directly on our buyer platform through the Tremor Video DSP, an intuitive and customizable user interface that allows them to actively manage the execution of their campaigns on a programmatic basis.  Campaigns run through the Tremor Video DSP are typically non-guaranteed and utilize our real-time bidding and optimization technology to maximize a buyer’s campaign spend for delivery against a given campaign objective..  The Tremor Video DSP is directly integrated with a number of video inventory sources, enabling buyers to dynamically purchase ad impressions through a robust auction environment as well as through private marketplaces that connect buyers directly to selected sellers.  The Tremor Video DSP can be accessed on a self-service basis or at varying levels of managed service, depending on the preferences of the buyer.

To better align our solutions with the specific needs of buyers on a given campaign, we offer a number of different pricing models through our buyer platform, including proprietary outcome-based pricing models such as cost per-engagement, or CPE, pricing where we are compensated only when viewers actively engage with buyers’ campaigns, or cost per brand-shift, or CPS, pricing, where we are compensated only when a campaign results in a positive shift in the consumer’s favorability or intent towards a brand.  Our outcome-based pricing models typically generate higher gross margins than other campaigns running through our buyer platform that are based on more traditional CPM (cost per thousand impressions) pricing models because we are often able to serve our clients’ outcome-based goals with a lower number of purchased impressions.

We also offer a seller platform, the Tremor Video SSP, which helps suppliers of video advertising inventory, or sellers, improve yield and maximize the value of their video inventory by enabling their programmatic sales efforts.  Sellers on the Tremor Video SSP can make inventory available to buyers through an open exchange, where buyers bid on inventory in a robust auction environment, or through private marketplaces so that only selected buyers have the opportunity to purchase video ad inventory.  Through the Tremor Video SSP, we provide sellers with tools to manage their supply hierarchies and demand tiers, and offer real-time reporting that allows sellers to effectively monitor bidding activity on their inventory.  Buyers connect to sellers on the Tremor Video SSP through third-party demand side platforms, or third party DSPs, that are integrated directly with our seller platform.  In addition, the Tremor Video SSP is one of many inventory sources that is connected to the Tremor Video DSP; accordingly, buyers on the Tremor Video DSP are able to dynamically purchase advertising inventory on the Tremor Video SSP.

In the first quarter of 2016, we determined, based on our review of relevant accounting guidance, that revenue attributable to the Tremor Video SSP should be reported net of costs of inventory rather than on a gross basis as had previously been reported.  As a result, we concluded that our previously issued quarterly financial statements for the quarterly periods ending March 31, June 30, and September 30, 2015, should not be relied upon and should be restated to reflect the reporting of revenue attributable to the Tremor Video SSP on a net instead of a gross basis.  This correction had the effect of decreasing both revenue and cost of revenue in the same amount in our quarterly financial statements for each such period.  The restatement had no impact on our reported gross profit, net loss or Adjusted EBITDA for any period.  Revenue generated from our buyer platform will continue to be reported on a gross basis, based primarily on our determination that we act as the primary obligor in the delivery of advertising campaigns for buyers through our buyer platform.  See “Note 2 — Summary of Significant Accounting Policies” and “Note 19 — Quarterly Results of Operations (Unaudited)” in notes to consolidated financial statements.

Advertising spend transacted on our platforms has grown significantly.  Total spend (refer to “Key Metrics-Total Spend”) has increased from $131.8 million in 2013 to $159.5 million in 2014 and $203.9 million in 2015.  We have increased our revenue from $131.8 million in 2013 to $159.5 million in 2014 and $173.8 million in 2015.  Over the same period, our gross margin varied from 40.9% in 2013 to 36.2% in 2014 and 42.9% in 2015.  Our net loss increased from $13.5 million in 2013 to $23.5 million in 2014 and to $43.2 million in 2015. The increase in our net loss during 2015 includes $22.7 million of non-cash impairment charges to goodwill, certain intangible assets and property and equipment maintained at our former headquarters (refer to note 5 in notes to Consolidated Financial Statements).  Our adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) was a $2.1 million loss in 2013, a $10.9 million loss in 2014, and a $4.6 million loss in 2015.

Key Metrics

We monitor the key metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.  Total spend and Adjusted EBITDA are discussed immediately following the table below. Revenue, gross margin and net loss are discussed under the headings “Components of our Results of Operations.”

	Years Ended
	December 31,
	2015	2014	2013
	(dollars in thousands)
Revenue	$173,837	$159,487	$131,796
Gross margin	42.9%	36.2%	40.9%
Net loss	(43,230)	(23,489)	(13,516)
Total spend	203,882	159,487	131,796
Adjusted EBITDA	(4,637)	(10,939)	(2,112)

Total spend

We define total spend as the aggregate gross spend transacted through our platforms.  We record revenue from our buyer platform on a gross basis, including inventory costs.  Accordingly, for our buyer platform total spend is equivalent to revenue.  We record revenue from the Tremor Video SSP net of inventory costs.  Total spend generated through the Tremor Video SSP is equal to the revenue generated from the Tremor Video SSP plus associated inventory costs.  See Note 2 — Summary of Significant Accounting Policies” in notes to consolidated financial statements.  The Tremor Video SSP was introduced in 2015.  Therefore, for periods prior to 2015, total spend is equivalent to our reported revenue.

Total spend does not represent revenue earned by us and is a non-GAAP financial measure.  We believe total spend is a meaningful measurement of our operating performance because our ability to generate increases in total spend is strongly correlated to our ability to generate increases in revenue.  Total spend is a key measure used by management to assess our market share and scale, and is used to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  However, use of total spend has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. One of the limitations of total spend is that other companies, including companies in our industry, may calculate total spend or similarly titled measures differently, which reduces its usefulness as a measure of comparison to other companies in our industry.  See footnote 7 to the table in “Item 6 —Selected Consolidated Financial Data” in this Annual Report on Form 10-K for a discussion of the limitations of total spend and a reconciliation of total spend to revenue, the most comparable U.S. GAAP measurement, for the years ended December 31, 2015, 2014 and 2013.

Within total spend, we closely monitor the percentage contributions among the following operational metrics: programmatic; non-programmatic higher function; and non-programmatic media.  Programmatic includes all spend attributable to the Tremor Video SSP, Tremor Video DSP, and agency trading desks.  We define non-programmatic higher-function as non-programmatic spend running through our buyer platform that utilizes our all-screen optimization solution or is purchased using our proprietary outcome-based pricing models.  We define non-programmatic media as non-programmatic spend running through our buyer platform that is purchased without any of our higher-function products.  We track these operational metrics in order to better understand how our clients are transacting on our platforms, which informs decisions as to the allocation of resources and capital.  The table below shows the dollar and percentage contribution to total spend from each of programmatic, non-programmatic higher-function; and non-programmatic media.  We believe that total spend from programmatic and non-programmatic higher function will continue to increase in future periods, while total spend from non-programmatic media will continue to decrease.

	Years Ended
	December 31,
	2015	2014	2013
	(dollars in thousands)
Programmatic spend	$70,388	$14,070	$—
Non-programmatic higher function spend	87,842	64,301	39,275
Non-programmatic media spend	45,652	81,116	92,521
Total spend	$203,882	$159,487	$131,796

Adjusted EBITDA

Adjusted EBITDA represents our net loss before interest and other (income) expense, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation expense, non-cash impairment charges, executive severance costs, acquisition-related costs, and litigation costs associated with class action securities litigation.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of the exclusion of the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation expense, non-cash impairment charges, executive severance costs, acquisition-related costs, and litigation costs associated with class action securities litigation, excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. See footnote 8 to the table in “Item 6 —Selected Consolidated Financial Data” in this Annual Report on Form 10-K for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable U.S. GAAP measurement, for the years ended December 31, 2015, 2014 and 2013.

Components of Operating Results

We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue

We generate revenue from buyers and sellers who use our platforms for the purchase and sale of video advertising inventory.

Through our buyer platform, we generate revenue by delivering video advertising campaigns for buyers.  On our buyer platform we offer a number of different pricing models, including outcome-based pricing models where we are compensated only when viewers take certain actions or when certain campaign results are achieved, CPM-based pricing models where an advertiser pays based on the total number of ad impressions delivered and campaigns priced with a guaranteed demographic reach, or demo guarantees, where an advertiser pays based on the number of ad impressions delivered to a specific demographic.  For campaigns sold on a CPM-basis, we recognize revenue upon delivery of impressions, or delivery of impressions to a specific target demographic for CPM-priced ad campaigns with demo guarantees.  With respect to our outcome-based pricing models, we recognize revenue only when the specified action is taken or campaign result is achieved.  Revenue generated from our buyer platform is reported on a gross basis, based primarily on our determination that we act as the primary obligor in the delivery of advertising campaigns for buyers through our buyer platform.

Through our seller platform, which was launched in 2015, we generate revenue by providing sellers with tools to programmatically manage and monetize their inventory. For transactions executed through our seller platform,  we act as the agent on behalf of the seller that is making its inventory available to buyers.  Revenue is recognized when the buyer purchases video advertising inventory from the seller on our seller platform.  Revenue generated from the Tremor Video SSP is reported net of inventory costs that we remit to sellers.

The license fees for our licensed analytics solutions are based on the number of impressions being analyzed through these solutions.  We recognize revenue with respect to these solutions on a cost per impression basis based on the number of impressions being analyzed in a given month.  Typically, our license terms are for one year periods.  In limited cases, we charge a minimum monthly fee. We have discontinued selling our licensed analytics solutions as of December 31, 2015.

Our revenue recognition policies are discussed in more detail in the section below titled “—Critical Accounting Policies and Estimates.”

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue primarily represents video advertising inventory costs, research costs, third-party hosting fees, and third-party serving fees incurred to deliver video ads. Cost of revenue also includes costs from our licenses from third-party data providers utilized in our platforms.  Substantially all of our cost of revenue for our buyer platform is attributable to video advertising inventory costs under seller contracts.  Cost of revenue for our seller platform primarily consists of third-party hosting fees. We recognize cost of revenue on a seller-by-seller basis upon delivery of an ad impression .

Certain of our contracts with sellers contain minimum percentage fill rates on qualified video ad requests, which effectively means that we must purchase this inventory from our exclusive sellers even if we lack a video advertising campaign to deliver.  We recognize the difference between our contractually required fill rate and the number of video ads actually delivered by us on the seller’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Historically, the impact of the difference between the contractually required fill rate and the number of ads delivered has not been material.  Costs owed to sellers but not yet paid are recorded in our consolidated balance sheets as accounts payable and accrued expenses.

Gross margin is our gross profit expressed as a percentage of our total revenue.  For our buyer platform, our gross margin is primarily impacted by video advertising inventory costs associated with delivering our advertisers campaigns relative to the revenue we generate from delivering such campaigns.  Historically, our gross margin on our buyer platform has been positively affected by the relative contribution to our revenue from non-programmatic higher-function campaigns (i.e., campaigns purchased using our all-screen optimization solution or our proprietary outcome-based pricing models) compared to non-programmatic media campaigns, which are purchased on a CPM or demo-guarantee basis.  Because we book campaigns from our Tremor Video SSP net of inventory costs, campaigns running through our seller platform generate substantially higher margins than campaigns running through our buyer platform, which is reported on a gross basis.  As a result, in the future our gross margin will be impacted by the relative mix of revenue from our seller platform and our buyer platform.

Operating Expenses

Operating expenses consist of technology and development, sales and marketing, general and administrative depreciation and amortization expenses, and impairment charges.  Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of these expense categories other than depreciation and amortization expenses and impairment charges.  Our employee head count remained relatively stable with 335 employees at December 31, 2015 down slightly from 339 employees at December 31, 2014. We include stock-based compensation expense in connection with the grant of stock option awards or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function.

Technology and Development Expense. Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for development, network operations and engineering personnel.  Additional expenses in this category include costs related to the development, quality assurance and testing of new technology and maintenance and enhancement of existing technology and infrastructure as well as consulting, travel and other related overhead.  We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support.  Due to the rapid development and changes in our business, we have expensed technology and development expenses in the same year that the costs are incurred.  The number of employees in technology and development functions remained relatively stable with 102 employees at December 31, 2015 down slightly from 105 employees at December 31, 2014.  We intend to continue to invest in our technology and development efforts, in particular as it relates to our programmatic solutions, by strategically hiring additional personnel and by using outside consulting firms for various initiatives.  We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

Sales and Marketing Expense.  Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing, creative and sales and sales support employees.  Additional expenses in this category include marketing programs, consulting, travel and other related overhead.  The number of employees in sales and marketing functions grew to 195 employees at December 31, 2015 from 192 employees at December 31, 2014.  We expect our sales and marketing expense to increase in the foreseeable future to support our continued revenue growth.

General and Administrative Expense. General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees.  Included in general and administrative expenses are consulting and professional fees, including legal, accounting and investor relations fees, insurance costs associated with compliance with the Sarbanes-Oxley Act and other public company corporate expenses, travel and other related overhead.  The number of employees in general and administrative functions declined to 38 employees at December 31, 2015 from 42 employees at December 31, 2014.  We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company and the continuing growth of our business.

Depreciation and Amortization Expense. Depreciation and amortization expense primarily consists of our depreciation expense related to investments in property, equipment and software as well as the amortization of certain intangible assets.

Impairment Charges.  Impairment charges consist of write downs to goodwill and intangible assets related to historical acquisitions, as well as charges recorded in connection with the impairment of certain property and equipment located at our former headquarters that we vacated (refer to note 5 and 7 in notes to consolidated financial statements).

Interest and Other Income, Net

Interest and other income, net consist primarily of interest income, interest expense, foreign exchange transaction gains and losses, and mark-to-market expense.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense consists primarily of the interest incurred on our then-outstanding borrowings under our credit facility.  As of December 31, 2015, we did not have any outstanding borrowings under our credit facility.  Mark-to-market expense consist primarily of expense related to contingent consideration incurred in connection with our acquisition of The Video Network Pty Ltd (refer to notes 3 and 6 in notes to consolidated financial statements).

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

	Years Ended
	December 31,
	2015		2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(dollars in thousands)
Revenue	$173,837	100.0%	$159,487	100.0%	$131,796	100.0%
Cost of revenue	99,266	57.1	101,673	63.8	77,925	59.1
Gross profit	74,571	42.9	57,814	36.2	53,871	40.9

Operating expenses:
Technology and development	20,171	11.6	16,992	10.6	11,637	8.8
Sales and marketing	48,879	28.1	42,623	26.7	38,496	29.2
General and administrative	17,279	9.9	14,712	9.2	10,950	8.3
Depreciation and amortization	8,344	4.8	6,675	4.2	6,310	4.8
Impairment charges	22,665	13.0	—	—	—	—
Total operating expenses	117,338	67.4	81,002	50.7	67,393	51.1

Loss from operations	(42,767)	(24.5)	(23,188)	(14.5)	(13,522)	(10.2)
Total interest and other income, net	20	0.0	42	0.0	212	0.2
Loss before provision for income taxes	(42,747)	(24.5)	(23,146)	(14.5)	(13,310)	(10.0)
Provision for income taxes	483	0.3	343	0.2	206	0.2
Net loss	$(43,230)	(24.8)%	$(23,489)	(14.7)%	$(13,516)	(10.2)%

Comparison of Years Ended December 31, 2015 and 2014

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Revenue	$173,837	$159,487	$14,350	9.0%

Revenue.  Our revenue increased to $173.8 million from $159.5 million in 2014.  The increase in revenue in 2015 compared to 2014 was primarily driven by increases in our non-programmatic higher-function and programmatic revenue, in particular with respect to incremental contributions from the Tremor Video SSP, which was introduced in 2015.  These increases in revenue were partially offset by a decline in non-programmatic media.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$99,266	$101,673	$(2,407)	(2.4)%
Gross profit	74,571	57,814	16,757	29.0
Gross margin	42.9%	36.2%

Cost of Revenue, Gross Profit and Gross Margin.  Our gross profit increased to $74.6 million in 2015 from $57.8 million in 2014, as our revenue increased by $14.4 million year-over-year, while our cost of revenue decreased by $2.4 million year-over-year.  The decrease in cost of revenue in 2015 compared to 2014 consisted of a $4.6 million decrease in video advertising inventory costs, partially offset by a $2.2 million increase in data, ad serving, hosting and research costs.

Our gross margin increased by 6.7 percentage points to 42.9% for 2015 from 36.2% in 2014.  The increase in our gross margin is largely due to the incremental contributions to revenue from the Tremor Video SSP, which generates substantially higher gross margins than our buyer platform since it is recorded net of inventory costs.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$20,171	$16,992	$3,179	18.7%
% of total revenue	11.6%	10.6%

Technology and Development. The increase in technology and development expense in 2015, compared to 2014, was primarily attributable to a $2.2 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, a $0.6 million increase in consulting fees, professional fees, software, and maintenance fees, as we continued to invest in technology and development efforts, and a $0.4 million increase in overhead costs.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$48,879	$42,623	$6,256	14.7%
% of total revenue	28.1%	26.7%

Sales and Marketing. The increase in sales and marketing expense in 2015, compared to 2014, was primarily attributable to a $4.7 million increase in salaries, severance costs, incentive compensation, stock-based compensation, and other personnel-related costs, $1.3 million increase in software and professional fees and $1.0 increase in overhead costs.  These increases were partially offset by a $0.7 million decrease in consulting fees and marketing costs.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$17,279	$14,712	$2,567	17.5%
% of total revenue	9.9%	9.2%

General and Administrative.  The increase in general and administrative expense in 2015, compared to 2014, was primarily attributable to a $1.2 million increase in professional fees, $0.9 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs and $0.5 million increase in overhead costs.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$8,344	$6,675	$1,669	25.0%
% of total revenue	4.8%	4.2%

Depreciation and Amortization.    The increase in depreciation and amortization expense in 2015, compared to 2014, was primarily attributable to increases in depreciation related to additional leasehold improvements to new office spaces and purchases of computer hardware and software related to our third-party data center hosting facilities.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Total impairment charges	$22,665	$—	$22,665	100.0%
% of total revenue	13.0%	—%

Impairment Charges.    During the year ended December 31, 2015, we recorded a goodwill impairment charge of $20.9 million and an intangible asset impairment charge of $1.2 million (refer to note 7 in notes to consolidated financial statements).

In addition, we recorded an impairment charge of $0.6 million related to certain property and equipment at our former headquarters, that we vacated and was subsequently impaired during 2015 (refer to note 5 in notes to consolidated financial statements).

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Total interest and other income, net	$20	$42	$(22)	N/A
% of total revenue	0.0%	0.0%

Total Interest and Other Income, Net.    The decrease in total interest and other income, net in 2015, compared to 2014, was primarily attributable to $0.1 million increase in mark-to-market expenses related to our contingent consideration liability, partially offset by an increase in other income related to income generated from the subletting of our former headquarters.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$483	$343	$140	40.8%
% of total revenue	0.3%	0.2%

Provision for Income Taxes.  The increase in provision for income taxes in 2015 compared to 2014 was primarily attributable to an increase in estimated taxes incurred in our foreign jurisdictions.

Comparison of Years Ended December 31, 2014 and 2013

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
Revenue	$159,487	$131,796	$27,691	21.0%

Revenue.   Our revenue increased to $159.5 million in 2014 from $131.8 million in 2013.  The increase in revenue in 2014 compared to 2013 was primarily attributable to a $29.5 million increase in revenue from our buyer platform, partially offset by a reduction in revenue from our licensed analytics solutions due, in part, to the discontinuation of certain licensing products that we acquired in January 2012 which contributed to our results in 2013.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
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

Our gross margin decreased to 36.2% from 40.9% in 2013.  The 4.7 percentage point decline in our gross margin during 2014 compared to 2013 was due in part to a decrease in the percentage of our revenue attributable to outcome-based products and an increase in the percentage of our revenue attributable CPM-priced ad campaigns sold with demo guarantees, which was partially offset by an increase in the gross margin of CPM-priced ad campaigns sold with demo guarantees in 2014 compared to 2013.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$16,992	$11,637	$5,355	46.0%
% of total revenue	10.6%	8.8%

Technology and Development.   The increase in technology and development expense in 2014 compared to 2013 was primarily attributable to a $5.1 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs primarily associated with an increase in headcount, and a $0.3 million increase in consulting fees and professional fees, as we invested in technology and development efforts with respect to the Tremor Video DSP and Tremor Video SSP.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$42,623	$38,496	$4,127	10.7%
% of total revenue	26.7%	29.2%

Sales and Marketing.   The increase in sales and marketing expense in 2014 compared to 2013 was primarily attributable to a $4.3 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, primarily associated with an increase in the number of sales personnel supporting our growing advertiser base and new product offerings, in particular with respect to the Tremor Video DSP, and a $0.4 million increase in consulting fees and professional fees.  These increases were partially offset by a $0.6 million decrease in recruiting fees and marketing costs.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
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
	(dollars in thousands)
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

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
Total interest and other income, net	$42	$212	$(170)	N/A
% of total revenue	0.0%	0.2%

Total Interest and Other Income, Net.    The decrease in total interest and other income, net in 2014 compared to 2013 was primarily attributable to a $0.3 million reduction in mark-to-market gains related to our preferred stock warrant liability in 2013, partially offset by $0.1 million decrease in interest expense in connection with the repayment of amounts outstanding under our credit facility.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2014	2013	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$343	$206	$107	66.5%
% of total revenue	0.2%	0.2%

Provision for Income Taxes.  The increase in provision for income taxes in 2014 compared to 2013 was primarily attributable to an increase in our effective tax rate as a result of an increase in our estimated minimum U.S. state and local taxes based on our pre-tax loss.

Seasonality

Our revenue tends to be seasonal in nature and varies from quarter to quarter.  During the first quarter, brand advertisers generally devote less of their budgets to ad spending and our exclusive sellers generally make a larger proportion of their ad inventory available to us.  Under the terms of our contracts with exclusive sellers we are typically required to pay for a percentage of the ad requests delivered by such sellers, even if we are unable to deliver an ad to that inventory.  As a result, this combination may result in lower revenue and gross margins for us during the first quarter of each calendar year.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash, cash equivalents and short-term investments, accounts receivable and working capital for the periods indicated:

	As of December 31,
	2015	2014	2013
	(dollars in thousands)
Cash, cash equivalents and short-term investments(1)	$59,887	$77,787	$92,691
Accounts receivable, net of allowance for doubtful accounts	70,778	46,765	41,458
Working capital	74,148	89,024	102,533

(1)         On July 2, 2013, we issued and sold 7,500,000 shares of common stock in our IPO. The net offering proceeds to us, after deducting underwriting discounts and commissions totaling approximately $5.3 million and offering expenses totaling approximately $3.1 million, were approximately $66.6 million.

Our cash and cash equivalents at December 31, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $59.9 million, $77.8 million and $92.7 million as of December 31, 2015, 2014 and 2013, respectively.

Credit Facility

We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility, which was recently amended in October 2014, we can incur revolver borrowings up to the lesser of $32.5 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.25% of any unused borrowing capacity.  This fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10.0 million.  The credit facility also includes a letter of credit, foreign exchange and cash management facility in an aggregate amount of $2.5 million.  The credit facility matures in December 2016.  While we had no outstanding borrowings under the credit facility as of December 31, 2015 and 2014, our lender has issued standby letters of credit, which can be drawn down from amounts available under the credit facility.

On October 21, 2014, the lender issued an irrevocable standby letter of credit in the amount of $1.5 million in favor of the landlord as additional collateral pursuant to the terms of the lease for our new headquarters (refer to “Note 11 — Commitments and contingencies” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K).  The irrevocable standby letter of credit can be drawn down from amounts available under the credit facility, was for an initial one-year term, which expired on October 21, 2015, and was automatically extended for an additional one-year term to October 21, 2016.  In connection with delivery of additional space under our lease of our new headquarters by the landlord, on December 11, 2015, we amended the irrevocable standby letter of credit to increase the amount from $1.5 million to $2.3 million.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  We are also required to maintain all of our cash and cash equivalents at accounts with the lender, unless we maintain at least $30.0 million of cash and cash equivalents with the lender, in which case we can maintain the excess with another banking institution. We were in compliance with all covenants as of December 31, 2015 and through the date of this filing.

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

Historical Cash Flows

The following table summarizes our historical cash flows for the periods indicated:

	December 31,
	2015	2014	2013
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(7,959)	$(10,984)	$882
Investing activities	(9,404)	(4,026)	(2,084)
Financing activities	(386)	202	61,510

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

In 2015, our net cash used in operating activities was $8.0 million and consisted of a net loss of $43.2 million and $0.2 million of cash used in working capital, which was partially offset by $35.4 million in adjustments for non-cash items.  Net loss was primarily driven by expansion of our operations, our investment in technology and development personnel to facilitate our growth, non-cash impairment charges, and other non-cash charges.  Adjustments for non-cash items primarily consisted of $22.7 million in non-cash impairment charges, depreciation and amortization expense of $8.3 million and non-cash stock-based compensation expense of $4.4 million.  The $0.2 million of cash used in working capital primarily consisted of a $22.7 million increase in accounts receivable, primarily driven by increased revenue during the year as we continue to expand our operations and a $3.4 million increase in prepaid expenses and other current assets as a result of prepaid rent amounts for our new headquarters, future advertising and marketing events, which was partially offset by a $20.2 million increase in accounts payable and accrued expenses, primarily driven by an increase in inventory costs under our seller contracts and an increase in payroll-related expenses related to existing personnel, and a $5.7 million increase in deferred rent liabilities, as a result of deferred rent costs related to our new headquarters, and net changes in other working capital.

In 2014, our net cash used in operating activities was $11.0 million and consisted of a net loss of $23.5 million, offset by $11.9 million in adjustments for non-cash items and $0.6 million of cash provided by working capital.  Net loss was primarily driven by expansion of our operations, our investment in technology and development personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $6.7 million, non-cash stock-based compensation expense of $4.6 million and non-cash stock-based long-term incentive compensation expense of $0.7 million, partially offset by a $0.1 million net decrease in other non-cash items.  The $0.6 million increase in cash resulting from changes in working capital primarily consisted of a $5.9 million increase in accounts payable and accrued expenses, primarily driven by an increase in inventory costs under our seller contracts and an increase in payroll-related expenses resulting from an increase in the number of our employees, and $0.1 million net decrease in prepaid expenses and other current assets and liabilities as a result of prepaid rent amounts for new office space, future advertising and marketing events, partially offset by a $5.4 million increase in accounts receivable, primarily driven by increased revenue during the year as we continued to expand our operations.

In 2013, our net cash provided by operating activities was $0.9 million and consisted of $11.0 million in adjustments for non-cash items and $3.4 million of cash provided by working capital, partially offset by a net loss of $13.5 million.  Net loss was primarily driven by expansion of our operations, our investment in technology and development personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $6.3 million, non-cash stock-based compensation expense of $3.4 million and non-cash stock-based long-term incentive compensation of $1.6 million, partially offset by a $0.3 million net decrease in other non-cash items.  The $3.4 million increase in cash resulting from changes in working capital primarily consisted of a $9.6 million increase in accounts payable and accrued expenses, primarily driven by an increase in inventory costs under our seller contracts and an increase in payroll-related expenses resulting from an increase in the number of our employees, partially offset by a $5.4 million increase in accounts receivable, primarily driven by increased revenue during the year as we continued to expand our operations, and $0.8 million net increase in prepaid expenses and other current assets and liabilities as a result of additional deposits for new office space, future advertising and marketing events, and professional development events.

Investing Activities

Our investing activities consist of net cash used for purchases of property and equipment primarily related to leasehold improvements and, for 2015, cash used for an acquisition.

In 2015, our net cash used in investing activities was $9.4 million and consisted of $7.7 million used to purchase property and equipment primarily related to leasehold improvements for our new headquarters and $1.7 million used to acquire a business in Australia, net of cash acquired (refer to note 6 in notes to consolidated financial statements).

In 2014, our net cash used in investing activities was $4.0 million used to purchase computer hardware and software related to our third-party data hosting facilities.

In 2013, our net cash used in investing activities was $2.1 million and consisted of $2.7 million used to purchase computer hardware related to an increase in personnel, partially offset by a $0.6 million decrease in restricted cash.

Financing Activities

Our financing activities consist of tax payments made on behalf of employees related to net share settlements of restricted stock unit awards and proceeds received from the exercise of stock option awards.

In 2015, our net cash used in financing activities was $0.4 million and consisted of $0.5 million used to pay tax withholdings on behalf of employees related to net share settlements of restricted stock unit awards, partially offset by $0.1 million in proceeds received from the exercise of stock option awards.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Contractual Obligations

The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2015. Future events could cause actual payments to differ from these estimates.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in thousands)
Operating lease obligations(1)	$36,297	$4,979	$12,812	$11,461	$7,045
Marketing services	370	367	3	—	—
Total contractual obligations	$36,667	$5,346	$12,815	$11,461	$7,045

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

Revenue Recognition and Deferred Revenue

We generate revenue from buyers and sellers who use our platforms for the purchase and sale of video advertising inventory.  We recognize revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the client reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.  Collectability is assessed based on a number of factors, including the creditworthiness of a client and transaction history.

Through our buyer platform, we generate revenue by delivering video advertising campaigns for buyers.  On our buyer platform we offer a number of different pricing models, including outcome-based pricing models where we are compensated only when viewers take certain actions or when certain campaign results are achieved, CPM-based pricing models where an advertiser pays based on the total number of ad impressions delivered and campaigns priced with demo guarantees, where an advertiser pays based on the number of ad impressions delivered to a specific demographic.  For campaigns sold on a CPM-basis, we recognize revenue upon delivery of impressions, or delivery of impressions to a specific target demographic for CPM-priced ad campaigns with demo guarantees.  With respect to our outcome-based pricing models, we recognize revenue only when the specified action is taken or campaign result is achieved.  Revenue generated our buyer platform is reported on a gross basis, based primarily on our determination that we act as the primary obligor in the delivery of advertising campaigns for buyers through our buyer platform.

Through our seller platform, which was launched in 2015, we generate revenue by providing sellers with tools to programmatically manage and monetize their inventory. For transactions executed through our seller platform, we act as the agent on behalf of the seller that is making its inventory available to buyers.  Revenue is recognized when the buyer purchases video advertising inventory from the seller on our seller platform.  Revenue generated from the Tremor Video SSP is reported net of inventory costs that we remit to sellers.

The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transactions.  In determining whether we act as the principal or an agent, we follow the accounting guidance for principal-agent considerations.  The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative.  Revenue generated, and costs incurred, related to our buyer platform are reported on a gross basis as we are the primary obligor and responsible for: (1) identifying and contracting with buyers and sellers; (2) responding to all service-related issues concerning the delivery of a campaign; (3) determining the ad inventory on which a campaign should run using our proprietary optimization and decisioning technology; (4) performing all billing and collection activities, including retaining credit risk; and (5) bearing responsibility for fulfillment of the advertising campaign.  Revenue generated, and costs incurred, related to our seller platform are reported on a net basis as we are not the primary obligor in our seller platform transactions as: (1) the determination of whether to purchase inventory, and the price for such inventory, is generally determined by third party buyers (DSPs) through their real-time bidding technology; and (2) we do not generally take on inventory risk.

The license fees for our licensed analytics solutions are based on the number of impressions being analyzed through these solutions.  We recognize revenue with respect to these solutions on a cost per impression basis based on the number of impressions being analyzed in a given month.  Typically, our license terms are for one year periods.  In limited cases, we charge a minimum monthly fee. We have discontinued selling our licensed analytics solutions as of December 31, 2015.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and intangible assets acquired.  Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives.  We evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.  Goodwill is not amortized, but rather is subject to an impairment test.

We evaluate goodwill and other intangible assets with indefinite lives for impairment annually as of October 1st, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We adopted FASB Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment,” which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

We operate as one operating and reporting segment and, therefore, we assess goodwill for impairment annually as one singular reporting unit, using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any.

During the year ended December 31, 2015, we determined that an impairment indicator was present that required us to perform an interim goodwill impairment analysis prior to October 1st.  This impairment indicator was a decrease in market capitalization below the carrying value of our net assets.  As a result, we conducted a preliminary interim impairment test on our goodwill to determine if there was an impairment at the reporting unit level.  In performing our interim impairment testing, we assessed a number of factors including operating results, business plans, anticipated future cash flows and marketplace data.  Based on such test, we determined that the fair value was less than the reporting unit’s carrying value, which necessitated that we perform step two of the goodwill interim impairment test.

In step two of the interim goodwill impairment testing, we estimated the implied fair value of goodwill to be below its carrying value.  As a result, we recorded a goodwill impairment loss of $20.9 million to reduce the carrying value of goodwill to its implied fair value.  Based on our goodwill impairment testing on October 1st, there was no change to our goodwill impairment loss previously recorded during the third quarter of 2015.

We also reviewed certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of intangible assets are measured by a comparison of the carrying amount of the asset or asset group, using an income approach, to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group.  As we operate as one business unit and our long-lived assets do not have identifiable cash flows that are independent of the other assets and liabilities of this business unit, the impairment testing on intangible assets is performed at the entity-level.

In connection with the interim goodwill impairment testing discussed above, we conducted an impairment testing on certain intangible assets, specifically related to our customer relationships acquired in a historical acquisition, which indicated that the estimated fair value of those intangible assets were below their carrying value.  Accordingly, we recognized an impairment charge related to our intangible assets of $1.2 million during the year ended December 31, 2015 to reduce the carrying values of these intangible assets to their estimated fair values.  We did not identify any other impairment losses on our remaining intangible assets as of December 31, 2015.

During the year ended December 31, 2013, we performed an impairment test relating to customer relationships acquired in connection with certain intangible assets that we acquired in 2012 and, based on such test, concluded that it is impaired.  We recorded an impairment amount of $0.1 million to reduce the carrying value of this intangible asset, which is included as part of amortization expense for the year ended December 31, 2013.

Other than the impairment losses above, there were no additional impairment losses identified and no other indicators of impairment to goodwill and intangible assets for 2015, 2014 and 2013.

Stock-Based Compensation

We include stock-based compensation expense as part of operating expenses in connection with the grant or modification of stock option awards, restricted stock unit awards, employee stock purchase plan awards, and other equity awards to our directors, employees and consultants. We account for stock-based compensation in accordance with the authoritative accounting guidance on stock-based payment awards. Pursuant to the fair value recognition provisions of such guidance, stock-based payment awards are measured at the grant date based on the fair value of the award and is recognized as compensation expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. During the years ended December 31, 2015, 2014 and 2013, we recorded stock-based compensation expense of $4.0 million, $4.6 million and $3.4 million, respectively. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in “Note 12 — Stock-Based Compensation Expense” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

At December 31, 2015, total liabilities include $0.5 million of stock-based long-term incentive compensation expense related to our long-term sales incentive compensation plan.  Payments earned under the plan for the 2015 plan year will be made in stock-based payment awards to participants that remain employed with us through June 30, 2016, which will be paid in August 2016.  If any participant in our long-term sales incentive compensation plan is not employed on June 30, 2016, such participant will forfeit any rights to receive payment under the plan.  Refer to “Note 9 — Accounts Payable and Accrued Expenses” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

At December 31, 2015, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $110.0 million and $108.6 million, respectively, and foreign net operating loss carryforwards of $6.8 million and $6.3 million related to our international subsidiaries in Germany and United Kingdom, respectively.  The U.S. federal net operating losses will expire in various years beginning in 2027. Our foreign net operating loss carry-forwards can be carried forward without limitation in each respective country.  A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Internal Revenue Code in prior years that may limit our ability to utilize a portion of the NOLs in the future.

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

Interest Rate Risk

We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2015 and sustained through the period ended December 31, 2015, would not have been material.  We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

We were exposed to market risks related to fluctuations in interest rates related to our $32.5 million credit facility where an increase in interest rates may result in higher borrowing costs.  Since we currently do not have any outstanding borrowings under our credit facility, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Foreign Currency Exchange Risk

Due to our international operations, we are exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars.  Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses primarily in Canada, Singapore and the United Kingdom.  In addition, on August 3, 2015, we acquired a business located in Australia, which will expose us to non-U.S. dollar denominated revenues and costs in Australia, as well as future payments required to be made in connection with the acquisition that are denominated in Australian dollars (refer to note 6 in notes to the consolidated financial statements).  The effect of a 10% increase or decrease in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented.  Substantially all of our advertiser contracts are currently denominated in U.S. dollars.  Therefore, we have minimal foreign currency exchange risk with respect to our revenue.  These exposures may change over time as our business practices evolve and if our exposure increases, adverse movements in foreign currency exchanges rates could have a material adverse impact on our financial results.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TREMOR VIDEO, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	60

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2015 and 2014	61

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	62

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013	63

Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock and Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015, 2014 and 2013	64

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	65

Notes to Consolidated Financial Statements	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tremor Video, Inc.

We have audited the accompanying consolidated balance sheets of Tremor Video, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, mandatorily redeemable convertible preferred stock and changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tremor Video, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP

New York, New York
March 14, 2016

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$59,887	$77,787
Accounts receivable, net of allowance for doubtful accounts of $69 and $883 as of December 31, 2015 and 2014, respectively	70,778	46,765
Prepaid expenses and other current assets	3,721	1,571
Deferred tax assets, short-term	—	194
Total current assets	134,386	126,317
Long-term assets:
Restricted cash	600	600
Property and equipment, net of accumulated depreciation of $6,716 and $5,027 as of December 31, 2015 and 2014, respectively	10,094	5,574
Intangible assets, net of accumulated amortization of $24,488 and $20,148 as of December 31, 2015 and 2014, respectively	11,469	15,552
Goodwill	10,781	29,719
Other assets	794	243
Total long-term assets	33,738	51,688
Total assets	$168,124	$178,005

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$58,742	$37,258
Deferred rent, short-term	401	20
Contingent consideration on acquisition, short-term	987	—
Deferred revenue	108	15
Total current liabilities	60,238	37,293
Long-term liabilities:
Deferred rent	5,237	745
Contingent consideration on acquisition	443	—
Deferred tax liabilities	510	194
Other liabilities	264	—
Total liabilities	66,692	38,232
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of December 31, 2015 and 2014, respectively; 52,214,384 and 51,106,254 shares issued and outstanding as of December 31, 2015 and 2014, respectively	5	5
Additional paid-in capital	279,136	274,094
Accumulated other comprehensive (loss) income	(55)	98
Accumulated deficit	(177,654)	(134,424)
Total stockholders’ equity	101,432	139,773
Total liabilities and stockholders’ equity	$168,124	$178,005

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013

Revenue	$173,837	$159,487	$131,796
Cost of revenue	99,266	101,673	77,925
Gross profit	74,571	57,814	53,871

Operating expenses:
Technology and development	20,171	16,992	11,637
Sales and marketing	48,879	42,623	38,496
General and administrative	17,279	14,712	10,950
Depreciation and amortization	8,344	6,675	6,310
Impairment charges	22,665	—	—
Total operating expenses	117,338	81,002	67,393

Loss from operations	(42,767)	(23,188)	(13,522)

Interest and other income, net:
Interest expense	(10)	(4)	(127)
Other income, net	30	46	339
Total interest and other income, net	20	42	212

Loss before provision for income taxes	(42,747)	(23,146)	(13,310)

Provision for income taxes	483	343	206

Net loss	(43,230)	(23,489)	(13,516)

Series F preferred stock deemed dividend	—	—	15,849

Net loss attributable to common stockholders	$(43,230)	$(23,489)	$(29,365)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.84)	$(0.46)	$(1.02)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	51,684,397	50,637,541	28,761,700

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2015	2014	2013

Net loss	$(43,230)	$(23,489)	$(13,516)
Series F preferred stock deemed dividend	—	—	15,849
Net loss attributable to common stockholders	(43,230)	(23,489)	(29,365)
Other comprehensive loss
Foreign currency translation adjustments	(153)	(97)	(150)
Comprehensive loss attributable to common stockholders	$(43,383)	$(23,586)	$(29,515)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock and Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

						Accumulated		Total
	(1)(3)		(2)(3)		Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Share	Amount	Share	Amount	Capital	Income (Loss)	Deficit	(Deficit)

Balance as of December 31, 2012	32,563,192	$162,466	7,722,262	$1	$17,752	$345	$(81,570)	$(63,472)
Accretion of issuance costs	—	191	—	—	(191)	—	—	(191)
Common stock issuance, net of $8,402 issuance costs	—	—	7,500,000	1	66,597	—	—	66,598
Conversion of preferred stock	(32,563,192)	(162,657)	32,587,453	3	162,654	—	—	162,657
Series F preferred stock deemed dividend	—	—	1,584,863	—	15,849	—	(15,849)	—
Reclassification of liability warrants to equity warrants	—	—	—	—	790	—	—	790
Exercise of warrants	—	—	64,067	—	—	—	—	—
Exercise of stock options awards	—	—	539,629	—	912	—	—	912
Stock-based compensation expense	—	—	—	—	3,404	—	—	3,404
Net loss	—	—	—	—	—	—	(13,516)	(13,516)
Foreign currency translation adjustment	—	—	—	—	—	(150)	—	(150)
Balance as of December 31, 2013	—	—	49,998,274	5	267,767	195	(110,935)	157,032
Exercise of stock options awards	—	—	773,411	—	767	—	—	767
Stock-based compensation expense	—	—	—	—	4,607	—	—	4,607
Common stock issued for settlement of restricted stock units net of 173,707 shares withheld to satisfy income tax withholding obligations	—	—	334,569	—	953	—	—	953
Net loss	—	—	—	—	—	—	(23,489)	(23,489)
Foreign currency translation adjustment	—	—	—	—	—	(97)	—	(97)
Balance as of December 31, 2014	—	—	51,106,254	5	274,094	98	(134,424)	139,773
Exercise of stock options awards	—	—	165,292		108	—	—	108
Stock-based compensation expense	—	—	—	—	4,002	—	—	4,002
Common stock issued for settlement of restricted stock units net of 210,029 shares withheld to satisfy income tax withholding obligations	—	—	573,690	—	220	—	—	220
Common stock issuance in connection with employee stock purchase plan	—	—	369,148	—	712	—	—	712
Net loss	—	—	—	—	—	—	(43,230)	(43,230)
Foreign currency translation adjustment	—	—	—	—	—	(153)	—	(153)
Balance as of December 31, 2015	—	$—	52,214,384	$5	$279,136	$(55)	$(177,654)	$101,432

(1)         Preferred Stock, at December 31, 2012, included several series of preferred stock, refer to note 12.

(2)         Common Stock, at December 31, 2012, included two series of common stock, refer to note 12.

(3)         All share amounts have been restated to reflect a 1-for-1.5 reverse stock split, refer to note 12.

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(43,230)	$(23,489)	$(13,516)
Adjustments required to reconcile net loss to net cash (used in) provided by operating activities:
Impairment charges	22,665	—	—
Depreciation and amortization expense	8,344	6,675	6,310
Stock-based compensation expense	4,007	4,622	3,404
Stock-based long-term incentive compensation expense	436	673	1,614
Mark-to-market expense (income)	113	(6)	(313)
Bad debt recovery	(87)	(16)	(19)
Deferred tax benefit	(61)	—	—
Net changes in operating assets and liabilities:
Increase in accounts receivable	(22,675)	(5,394)	(5,428)
(Increase) decrease in prepaid expenses and other assets	(3,381)	299	(964)
Increase in accounts payable and accrued expenses	20,178	5,899	9,604
Increase in deferred rent and security deposits payable	5,639	9	129
Increase (decrease) in deferred revenue	93	(256)	61
Net cash (used in) provided by operating activities	(7,959)	(10,984)	882

Cash flows from investing activities:
Purchase of property and equipment	(7,732)	(4,026)	(2,705)
Changes in restricted cash	—	—	621
Acquisition, net of cash acquired	(1,672)	—	—
Net cash used in investing activities	(9,404)	(4,026)	(2,084)

Cash flows from financing activities:
Proceeds from common stock issuance, net of $8,402 issuance costs	—	—	66,598
Repayment of amount outstanding under credit facility	—	—	(6,000)
Proceeds from the exercise of stock option awards	108	767	912
Tax withholdings related to net share settlements of restricted stock units	(494)	(565)	—
Net cash (used in) provided by financing activities	(386)	202	61,510

Net (decrease) increase in cash and cash equivalents	(17,749)	(14,808)	60,308

Effect of exchange rate changes in cash and cash equivalents	(151)	(96)	(150)

Cash and cash equivalents at beginning of year	77,787	92,691	32,533
Cash and cash equivalents at end of year	$59,887	$77,787	$92,691

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Organization and Description of Business

Tremor Video, Inc. (the “Company”) is an advertising technology company that provides software for video advertising effectiveness.  The Company’s buyer and seller platforms enable seamless transactions in a premium video marketplace by offering control and transparency to its clients.  The Company’s technology optimizes performance of video ad campaigns across all screens, including computers, smartphones, tablets and TVs, to make advertising more relevant consumers and deliver maximum results for buyers and sellers.

On August 3, 2015, the Company acquired all of the outstanding shares of The Video Network Pty Ltd, an Australian proprietary limited company (“TVN”).  Refer to note 6 for further discussion.

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

The operating results of TVN have been included in the consolidated financial statements since the date of acquisition on August 3, 2015.

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

The Company determines collectability of its accounts receivable by performing ongoing credit evaluations and monitoring its customers’ accounts receivable balances. For new customers and their agents, which may be advertising agencies or other third-parties, the Company performs a credit check with an independent credit agency and may check credit references to determine creditworthiness. The Company only recognizes revenue when, among other factors, collection is reasonably assured.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

During the years ended December 31, 2015, 2014 and 2013, there were no advertisers that accounted for more than 10% of revenue.  At December 31, 2015 and 2014, there were no advertisers that accounted for more than 10% of outstanding accounts receivables.

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s cash and cash equivalents approximates their cost plus accrued interest because of the short-term nature of the instruments.

Fair Value of Financial Instruments

The Company utilizes fair value measurements when required. The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate fair values as of December 31, 2015 and 2014 due to the short-term nature of those instruments.

Restricted Cash

At December 31, 2015 and 2014, the Company had total restricted cash outstanding of $600, which was used to collateralize a standby letter of credit for its former headquarters in New York, New York.

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

The following table presents the changes in the allowance for doubtful accounts:

	Years Ended
	December 31,
	2015	2014	2013
Allowance for doubtful accounts:
Beginning balance	$883	$959	$1,050
Add: bad debt recovery	(87)	(16)	(19)
Less: write-offs and other adjustments(1)	(727)	(60)	(72)
Ending balance	$69	$883	$959

(1)         During 2015, the Company wrote off $666 in accounts receivable balances related to a customer that was previously reserved for in 2010 as doubtful accounts, which remained uncollectible.

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

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets, which consists of its property and equipment and intangible assets, for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows.

During the year ended December 31, 2015, the Company identified certain impairment indicators and conducted an impairment testing on certain property and equipment located at its former headquarters and certain intangible assets, specifically related to its customer relationships acquired in a historical acquisition, which indicated that the estimated fair value of these long-lived assets were below their carrying value.  Accordingly, the Company recognized impairment charges of $566 and $1,209 related to its property and equipment and intangible assets, respectively, during the year ended December 31, 2015 to reduce the carrying values of these long-lived assets to their estimated fair values.

During the year ended December 31, 2013, the Company performed an impairment test relating to customer relationships acquired in connection with certain intangible assets that the Company acquired in 2012 and, based on such test, concluded that it was impaired.  The Company recorded an impairment amount of $132 to reduce the carrying value of this intangible asset, which is included as part of amortization expense for the year ended December 31, 2013.

Other than the impairment losses above, the Company has not identified any other impairment losses on the remaining long-lived assets during the years ended December 31, 2015, 2014 and 2013.

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

The Company operates as one operating and reporting segment and, therefore, the Company assesses goodwill for impairment annually as one singular reporting unit, using a two-step approach. The first step is to compare the fair value of the reporting unit to

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

the carrying value of the net assets assigned to the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any.

During the year ended December 31, 2015, the Company determined that an impairment indicator was present that required it to perform an interim goodwill impairment analysis prior to October 1st for its reporting unit.  This impairment indicator was a decrease in market capitalization below the carrying value of the Company’s net assets.  As a result, the Company conducted a preliminary interim impairment test on its goodwill to determine if there was an impairment at the reporting unit level.  In performing its interim impairment testing, the Company assessed a number of factors including operating results, business plans, anticipated future cash flows and marketplace data.  Based on such test, the Company determined that the fair value was less than the reporting unit’s carrying value, which necessitated that it perform step two of the goodwill interim impairment test.

In step two of the interim goodwill impairment testing, the Company estimated the implied fair value of goodwill to be below its carrying value.  As a result, the Company recorded a goodwill impairment loss of $20,890 to reduce the carrying value of goodwill to its implied fair value.  Based on the Company’s goodwill impairment testing on October 1st, there was no change to the Company’s goodwill impairment loss previously recorded during the third quarter of 2015.

The Company did not identify any impairment of its goodwill at December 31, 2014 and 2013, and therefore, for the years ended December 31, 2014 and 2013, no impairment losses related to goodwill were recorded.

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

Deferred rent liability

The Company recognizes and records rent expense related to its lease agreements, which include rent holidays, rent escalation provisions and renewal options, on a straight-line basis beginning on the commencement date over the term of the lease.  The term of the lease begins on the date of possession, which is generally when the Company enters the leased premises.  The Company does not assume renewal option terms in its determination of the lease term unless such renewal option is reasonably expected to be exercised upon lease inception.  Any lease incentives, which may be in the form of reduced rent payments, rent holidays or landlord incentives, are considered in determining the straight-line rent expense to be recorded over the lease term.

Differences between straight-line rent expense and actual rent payments are recorded as a deferred rent liability and presented as either a current or long-term liability in the consolidated balance sheets based on the term of the respective lease agreements.

Revenue Recognition and Deferred Revenue

The Company generates revenue from buyers and sellers who use its platforms for the purchase and sale of video advertising inventory.  The Company recognizes revenue when four basic criteria are met: (1) persuasive evidence exists of an arrangement with the client reflecting the terms and conditions under which the services will be provided; (2) services have been provided or delivery

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.  Collectability is assessed based on a number of factors, including the creditworthiness of a client and transaction history.

For campaigns running through the Company’s buyer platform, the Company offers a number of different pricing models, including outcome-based pricing models where the Company is compensated only when viewers take certain actions or when certain campaign results are achieved, fixed cost per thousand impressions, or CPM, based pricing models where an advertiser pays based on the total number of ad impressions delivered and campaigns priced with a guaranteed demographic reach, or demo guarantees, where an advertiser pays based on the number of ad impressions delivered to a specific demographic.  For campaigns sold on a CPM-basis, the Company recognizes revenue upon delivery of impressions, or delivery of impressions to a specific target demographic for CPM-priced ad campaigns with demo guarantees.  With respect to the Company’s outcome-based pricing models, the Company recognizes revenue only when the specified action is taken or campaign result is achieved.  Revenue generated from the Company’s buyer platform is reported on a gross basis, based primarily on the Company’s determination that it acts as the primary obligor in the delivery of advertising campaigns for buyers through the Company’s buyer platform.

For transactions executed through the Company’s seller platform, which was launched in 2015, the Company acts as the agent on behalf of the seller that is making its inventory available to buyers.  Revenue is recognized when the buyer purchases video advertising inventory from the seller on the Company’s seller platform.  Revenue generated from the Tremor Video SSP is reported net of inventory costs that the Company remits to sellers.

The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the Company’s transactions.  In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations.  The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative.  Revenue generated, and costs incurred, related to the Company’s buyer platform are reported on a gross basis as the Company is the primary obligor and responsible for: (1) identifying and contracting with buyers and sellers; (2) responding to all service-related issues concerning the delivery of a campaign; (3) determining the ad inventory on which a campaign should run using the Company’s proprietary optimization and decisioning technology; (4) performing all billing and collection activities, including retaining credit risk; and (5) bearing responsibility for fulfillment of the advertising campaign.  Revenue generated, and costs incurred, related to the Company’s seller platform are reported on a net basis as the Company is not the primary obligor in its seller platform transactions as: (1) the determination of whether to purchase inventory, and the price for such inventory, is generally determined by third party buyers (DSPs) through their real-time bidding technology; and (2) the Company does not generally take on inventory risk.

The license fees for the Company’s licensed analytics solutions are based on the number of impressions being analyzed through these solutions.  The Company recognizes revenue with respect to these solutions on a cost per impression basis based on the number of impressions being analyzed in a given month.  Typically, the Company’s license terms are for one year periods.  In limited cases, the Company charges a minimum monthly fee.  The Company has discontinued selling its licensed analytics solutions as of December 31, 2015.

As of December 31, 2015 and 2014, there were $108 and $15, respectively, of amounts either billed in excess of recognized revenue or for services for which cash payments were received in advance of the Company’s performance of the service under the arrangement and recorded as deferred revenue in the accompanying consolidated balance sheets.

Cost of Revenue

Cost of revenue primarily represents video advertising inventory costs, research costs, third-party hosting fees, and third-party serving fees incurred to deliver video ads. Cost of revenue also includes costs from licenses with third-party data providers utilized in the Company’s platforms.  Substantially all of the cost of revenue for the Company’s buyer platform is attributable to video advertising inventory costs under seller contracts.  The Company recognizes cost of revenue on a seller-by-seller basis upon delivery of an ad impression.  Cost of revenue for the Company’s seller platform primarily consists of third-party hosting fees.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

Certain of the Company’s contracts with sellers contain minimum percentage fill rates on qualified video ad requests, which effectively means that the Company must purchase this inventory from its exclusive sellers even if the Company lacks a video advertising campaign to deliver to these video ad impressions.  The Company recognizes the difference between the contractually required fill rate and the number of video ads actually delivered on the seller’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Historically, the impact of the difference between the contractually required fill rate and the number of ads delivered has not been material.  Costs owed to sellers but not yet paid are recorded in the consolidated balance sheets as accounts payable and accrued expenses.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries, incentive compensation, stock-based compensation and other personnel-related costs for sales, marketing and creative employees and the buyer focused, seller focused and licensing solution focused sales and sales support employees. Additional expenses in this category include marketing programs, consulting, travel and other related overhead. These costs are expensed when incurred and are included in sales and marketing expenses.

Advertising costs, which are comprised of print and internet advertising, were $26, $688 and $833 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

Income Taxes

Income taxes represents amounts paid or payable (or received or receivable) for the current year and includes any changes in deferred taxes during the year.  The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carry-forwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences.  The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. Deferred income tax expense represents the change during the period in deferred tax assets and deferred tax liabilities.  The components of the deferred tax assets and liabilities are individually classified as non-current.  The Company reduces the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax asset. As a result of the Company’s historical operating performance and the cumulative net losses incurred to date, the Company does not have sufficient objective evidence to support the recovery of the deferred tax assets. Accordingly, the Company has established a valuation allowance against substantially all of its deferred tax assets for financial reporting purposes because the Company believes it is more likely than not that these deferred tax assets will not be realized. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in its provision for income taxes in the consolidated statements of operations.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for warrants to purchase common stock, stock option awards and restricted stock unit awards.  Due to the Company’s net loss attributable to common stockholders: (i)  warrants to purchase common stock; (ii) stock option awards; and (iii) restricted stock unit awards were not included in the computation of diluted net loss per share attributable to common stockholders, as the effects would be anti-dilutive.  Accordingly, basic and diluted net loss per share attributable to common stockholders is equal for the years presented.

Comprehensive Loss

Comprehensive loss consists of foreign currency translation adjustments. Total comprehensive loss and its components are presented in the accompanying consolidated statements of comprehensive loss.

Foreign Currency Translation Adjustments

The functional currency of the Company’s international subsidiaries is their local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using period-end exchange rates for assets and liabilities, and average exchange rates for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity.  During the years ended December 31, 2015, 2014 and 2013, foreign currency translation adjustment losses of $153, $97, and $150, respectively, were recorded as a component of comprehensive loss in the consolidated financial statements.  Realized and unrealized transaction gains and losses are included in the consolidated statements of operations in the period in which they occur, except on inter-company balances considered to be long-term. Transaction gains and losses on inter-company balances which are considered to be long-term are recorded in accumulated other comprehensive (loss) income. The Company considers its inter-company balances to be long-term in nature. Net (losses) gains resulting from transactions denominated in foreign currencies was accounted for in the Company’s consolidated statements of operations and totaled $(4), $(14), and $12 during the years ended December 31, 2015, 2014 and 2013, respectively.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2016-02 — Leases (Topic 842)

In February 2016, the FASB issued an Accounting Standards Update (“ASU”), which clarifies and improves existing authoritative guidance related to leasing transactions.  This update will require the recognition of lease assets and lease liabilities on the balance sheet and disclosing information about material leasing arrangements.  This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the update will have on its consolidated financial statements and related disclosures.

FASB Accounting Standards Update No. 2015-17 — Income Taxes (“Topic 740”): Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued an Accounting Standards Update (“ASU”), which requires deferred tax assets and liabilities be classified and presented as non-current on the balance sheet. This update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this update in the fourth quarter of 2015 on a prospective basis.  All prior year balances were not retrospectively adjusted.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.

FASB Accounting Standards Update No. 2015-16 — Business Combinations (“Topic 805”): Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued an ASU, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Pursuant to this update, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that the update will have on its consolidated financial statements and related disclosures.

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

•        Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

3.  Fair Value Measurements (Continued)

•   Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$41,584	$—	$—	$41,584	$68,570	$—	$—	$68,570
Total assets	$41,584	$—	$—	$41,584	$68,570	$—	$—	$68,570
Liabilities:
Contingent consideration on acquisition liability(2)	$—	$—	$1,430	$1,430	$—	$—	$—	$—
Total liabilities	$—	$—	$1,430	$1,430	$—	$—	$—	$—

(1)         Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $18,303 and $9,217 of operating cash balances as of December 31, 2015 and 2014, respectively.

(2)         On August 3, 2015 (the “Acquisition Date”), the Company acquired all of the outstanding shares of TVN.  The total purchase price includes contingent payments of up to $8,896 (approximately $12,200 Australian dollars based on the currency exchange rate on the date of acquisition) payable over two years contingent on the operating performance of TVN reaching certain financial milestones in each of its 2016 and 2017 fiscal years (which period includes July 1 through June 30 of each calendar year).  Subsequent to the Acquisition Date, the Company and TVN Sellers mutually agreed to modify certain financial milestones and reduced the eligible contingent payments from up to $8,896 ($12,200 Australian dollars based on the currency exchange rate on the Acquisition Date) to up to $7,651 (approximately $10,470 Australian Dollars based on the currency exchange rate on the modification date).

As of December 31, 2015, the Company estimated the fair value of contingent payments related to TVN sellers that are not subject to continued employment and TVN sellers that are subject to continued employment to be $926 and $504, respectively.  In estimating the fair value of the contingent consideration, the Company used a Monte-Carlo valuation model based on future expectations on reaching such financial milestones, other management assumptions, and the weighted-probabilities of possible payments.  These assumptions were based on significant inputs not observed in the market and, therefore, represent a Level 3 measurement.  Subsequent to the date of acquisition, the Company re-measured the estimated fair value of the contingent consideration at each reporting date with any changes in fair value recorded in the Company’s statements of operations.  Any changes in the unobservable inputs could significantly impact the estimated fair value of the contingent consideration.  Refer to note 6 for further discussion on the acquisition of TVN.

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table represents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the year ended December 31, 2015:

2015
Beginning balance at January 1, 2015	$—
Contingent consideration on acquisition	818
Compensation expense(1)	493
Mark-to-market expense(2)	106
Foreign currency translation adjustment	13
Ending balance at December 31, 2015	$1,430

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

3.  Fair Value Measurements (Continued)

(1)         Represents compensation expense as a result of continuing employment for certain TVN sellers from the date of acquisition through December 31, 2015.  Refer to note 6 for further discussion on contingent consideration payments.

(2)         Refer to the table above regarding assumptions used for level 3 instruments.  Amounts recorded as mark-to-market expense relating to level 3 instruments are recorded as other expense within other income, net in the Company’s consolidated statements of operations.

4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	December 31,
	2015	2014

Prepaid expenses and other current assets	$2,790	$1,406
Prepaid rent	165	165
Leasehold improvement incentives(1)	766	—
Total prepaid expenses and other current assets	$3,721	$1,571

(1)         The Company recorded $2,959 in amounts owed to the Company related to leasehold improvement incentives in connection with its office lease for its new headquarters with a corresponding amount recorded as part of deferred rent liability, of which $2,193 had been received from the landlord as of December 31, 2015.

5.  Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,
	2015	2014

Leasehold improvements	$6,863	$1,749
Computer hardware	6,774	5,880
Furniture and fixtures	1,636	1,768
Computer software	1,344	991
Office equipment	193	213
Total	16,810	10,601
Less: accumulated depreciation	(6,716)	(5,027)
Total property and equipment, net of accumulated depreciation	$10,094	$5,574

The depreciation expense related to property and equipment was $3,404, $1,840, and $1,312 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company recorded a $566 (includes disposal costs of $22) impairment charge for the year ended December 31, 2015.  This impairment charge represents the remaining net carrying values of certain property and equipment located at its former headquarters, which were vacated and impaired during 2015 based on changes in expected use of the asset that indicated the carry amount may not be recoverable.  Accordingly, the Company recorded a reduction of $2,251 to the cost and $1,707 to the accumulated depreciation balances.

The Company recorded a reduction of $431 to the cost and accumulated depreciation of fully depreciated equipment and leasehold improvements no longer in use for the year ended December 31, 2014.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

6. Acquisition

On the Acquisition Date, the Company acquired all of the outstanding shares of TVN pursuant to a share sale agreement (the “SSA”) between the Company, Tremor Video (Australia) Pty Ltd., a wholly-owned subsidiary of the Company, and the sellers identified therein (the “TVN Sellers”).  As consideration for the acquisition of the equity of TVN, the Company made an initial payment to the TVN Sellers of $2,217 ($3,040 Australian dollars based on the currency exchange rate on the Acquisition Date), subject to certain adjustments as set forth in the SSA, and is required to make payments of $277 ($380 Australian dollars based on the currency exchange rate on the Acquisition Date) on each of the first and second anniversary of the closing, respectively.  The total consideration for the acquisition was subject to certain working capital adjustments pursuant to the SSA, which were finalized subsequent to the Acquisition Date.  Based on the final adjustments for working capital, the Company paid an additional $482 to the TVN Sellers.

In addition, the TVN Sellers are eligible to receive future cash payments over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones in each of its 2016 and 2017 fiscal years (which period includes July 1 through June 30 of each calendar year).  Subsequent to the Acquisition Date, the Company and TVN Sellers agreed to modify certain financial milestones and reduced the eligible contingent payments from $8,896 ($12,200 Australian dollars based on the currency exchange rate on the Acquisition Date) to $7,651 ($10,470 Australian Dollars based on the currency exchange rate on the modification date).

In estimating the fair value of the contingent cash consideration, the Company used a Monte-Carlo valuation model based on future expectations on reaching such financial milestones, other management assumptions (including operating results, business plans, anticipated future cash flows, and marketplace data), and the weighted-probabilities of possible payments.  As of the Acquisition Date, the Company estimated the fair value of the contingent consideration to be $2,822 ($3,870 Australian dollars based on the currency exchange rate on the Acquisition Date), of which the Company recorded $818 ($1,122 Australian dollars based on the currency exchange rate on the Acquisition Date) as purchase consideration for TVN related to TVN Sellers that are not subject to continued employment.  This amount has been included within total liabilities in the Company’s consolidated balance sheet.

The Company re-measured the estimated fair value of the contingent consideration and recorded $106 in mark-to-market expense as other expense within other income, net in the Company’s consolidated statements of operations (refer to note 3 for further discussion on assumptions used to estimate the fair value of the contingent consideration).

For certain TVN Sellers, the payment of the contingent cash consideration is dependent upon continued employment through the date of payment. As a result, the estimated fair value of the contingent cash consideration relating to such TVN Sellers of $2,004 ($2,748 Australian dollars based on the currency exchange rate on the Acquisition Date) was excluded from the purchase consideration and such amounts will be recorded as compensation expense over two years (which period includes July 1 through June 30 of each calendar year).  For the year ended December 31, 2015, the Company recorded $493 in compensation-related expenses in connection with the continued employment of certain of the TVN Sellers within sales and marketing expenses in its consolidated statements of operations.

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

The Company incurred $892 of acquisition-related costs for the year ended December 31, 2015, of which $493 was included in sales and marketing expenses related to certain TVN Sellers that are subject to continued employment through the date of payment and $399 was included in general and administrative expenses in the Company’s consolidated statements of operations.

The results of operations of TVN have been included in the Company’s consolidated statements of operations since the Acquisition Date.  The financial effect of this acquisition, individually and in the aggregate, was not material to the Company’s consolidated balance sheet and statement of operations as of and for the year ended December 31, 2015 and, therefore, proforma results are not presented.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

7.  Goodwill and Intangible Assets, Net

Goodwill is tested annually for impairment on October 1st of each year or more frequently if impairment indicators are present.  The Company operates as one operating and reporting segment and, therefore, the Company assesses goodwill for impairment annually as one singular reporting unit, using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any.

During the year ended December 31, 2015, the Company determined that an impairment indicator was present that required it to perform an interim goodwill impairment analysis prior to October 1st for its reporting unit.  This impairment indicator was a decrease in market capitalization below the carrying value of the Company’s net assets.  As a result, the Company conducted a preliminary interim impairment test on its goodwill to determine if there was an impairment at the reporting unit level as of September 30, 2015.  In performing its interim impairment testing, the Company assessed a number of factors including operating results, business plans, anticipated future cash flows and marketplace data.  Based on such test, the reporting unit failed step one.  Accordingly, the Company performed step two of the goodwill interim impairment test.

In step two of the interim goodwill impairment testing, the Company estimated the implied fair value of goodwill to be below its carrying value.  As a result, the Company recorded an estimated goodwill impairment loss of $20,890 to reduce the carrying value of goodwill to its implied fair value.  As the Company concluded its goodwill impairment testing on October 1st, there was no change to the Company’s estimated goodwill impairment loss.

The Company did not identify any impairment of its goodwill at December 31, 2014 and 2013, and therefore, for the years ended December 31, 2014 and 2013, no impairment losses related to goodwill were recorded.  The changes in the carrying amount of goodwill as of December 31, 2015 were as follows:

	December 31, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Impairment	Amount
Beginning balance as of January 1, 2015	$29,719	$—	$29,719
Acquisition-related goodwill	1,251	—	1,251
Impairment of goodwill	—	(20,890)	(20,890)
Purchase price adjustment related to acquisition(1)	701	—	701
Ending balance as of December 31, 2015	$31,671	$(20,890)	$10,781

(1)         Includes $50 impact of foreign exchange transaction gains.

The Company also reviews certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of intangible assets are measured by a comparison of the carrying amount of the asset or asset group, using an income approach, to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group.  As the Company operates as one business unit and the Company’s long-lived assets do not have identifiable cash flows that are independent of the other assets and liabilities of this business unit, the impairment testing on intangible assets is performed at the entity-level.

In connection with the interim impairment testing on goodwill, the Company also conducted an impairment testing on certain intangible assets, specifically related to its customer relationships acquired in a historical acquisition, which indicated that the estimated fair value of those intangible assets were below their carrying value.  Accordingly, the Company recognized an impairment charge related to its intangible assets of $1,209 during the year ended December 31, 2015 to reduce the carrying values of these intangible assets to their estimated fair values.  The Company has not identified any other impairment losses on its remaining intangible assets as of December 31, 2015.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

7.  Goodwill and Intangible Assets, Net (Continued)

Information regarding the Company’s acquisition-related intangible assets, net is as follows:

	December 31, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$24,500	$(18,116)	$6,384
Customer relationships(1)	9,737	(5,113)	4,624
Trademarks and trade names(1)	1,670	(1,259)	411
Domain name(2)	50	—	50
Total acquisition-related intangible assets, net	$35,957	$(24,488)	$11,469

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$24,500	$(14,491)	$10,009
Customer relationships	8,900	(4,069)	4,831
Trademarks and trade names	1,650	(988)	662
Non-competition agreements	600	(600)	—
Domain name(2)	50	—	50
Total acquisition-related intangible assets, net	$35,700	$(20,148)	$15,552

(1)         In connection with the Company’s acquisition during the year ended December 31, 2015, the Company acquired the following identifiable acquisition-related intangible assets (a) $2,045 (including impact of foreign exchange transaction loss of $3) in customer relationships, and (b) $21 in trademarks and tradenames.

(2)         This intangible asset is considered to have an indefinite useful life and, therefore, not subject to amortization.

The Company recorded a reduction of $600 to the gross carrying amount and accumulated amortization of fully amortized intangible assets as of December 31, 2015.

Amortization expense amounted to $4,940 $4,835 and $4,998 for the years ended December 31, 2015, 2014 and 2013, respectively.  The estimated future amortization expenses of the acquisition-related intangible assets that are considered to have a definite life, as of December 31, 2015, for the next five years and thereafter are as follows:

2016	$4,528
2017	4,063
2018	888
2019	888
2020	852
2021 and thereafter	200
Total(1)	$11,419

(1)         Total estimated future amortization expenses exclude any intangible assets considered to have an indefinite useful life.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

8.  Income Taxes

The components of the Company’s loss before income tax provision for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years Ended
	December 31,
	2015	2014	2013
Loss before provision for income taxes:
Domestic	$(41,611)	$(22,248)	$(14,408)
Foreign	(1,136)	(898)	1,098
Total loss before provision for income taxes	$(42,747)	$(23,146)	$(13,310)

The Company’s income tax provision, which consists of minimum U.S. state and local taxes and taxes from foreign jurisdictions, consists of the following:

	Years Ended
	December 31,
	2015	2014	2013
Provision for current income taxes:
U.S. federal	$—	$—	$—
U.S. state and local	361	328	199
Foreign	183	15	7
Total provision for current income taxes	544	343	206
Benefit for deferred income taxes:
U.S. federal	—	—	—
U.S. state and local	—	—	—
Foreign	(61)	—	—
Total benefit for deferred income taxes	(61)	—	—
Total provision for income taxes	$483	$343	$206

A reconciliation between the U.S. federal statutory income tax rate to the effective tax rate, by applying such rates to loss before income tax provision, for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years Ended
	December 31,
	2015	2014	2013

U.S. federal statutory income tax rate	(34.00)%	(34.00)%	(34.00)%
State income tax rate, net of U.S. federal tax benefit	0.85	0.94	6.69
Stock-based compensation expense	1.06	2.70	3.85
Change in income tax rates	0.35	1.73	(8.33)
Change in deferred tax asset valuation	14.91	28.71	33.79
Goodwill impairment charge	16.61	—	—
Other	1.35	1.40	(0.45)
Effective tax rate	1.13%	1.48%	1.55%

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

8.  Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses and tax credits	$43,990	$39,720
Stock-based compensation expense	3,579	1,830
Deferred rent	1,148	317
Depreciation and amortization expense	631	221
Accrued expenses	234	333
Allowance for doubtful accounts	19	371
Other	157	115
Total deferred tax assets before valuation allowance	49,758	42,907
Less: valuation allowance	(45,932)	(36,803)
Total deferred tax assets, net of valuation allowance	3,826	6,104

Deferred tax liabilities:
Intangible assets	(4,324)	(6,079)
Depreciation and amortization expense	—	(16)
Other	(12)	(9)
Total deferred tax liabilities	(4,336)	(6,104)

Total deferred tax liabilities, net	$(510)	$—

For financial and tax reporting purposes, the Company incurred net operating losses in each period since its inception and, therefore, a significant portion of the deferred tax assets recognized relate to such net operating losses.  In determining whether the Company may realize the benefits from these deferred tax assets, the Company considers all available objective and subjective evidence, both positive and negative.  Based on the weight of such evidence, a valuation allowance on a jurisdiction by jurisdiction basis is necessary for some portion, or all, of the deferred tax assets since the Company cannot be assured that, more likely than not, such amounts will be realized.  Based on the available objective and subjective evidence, including the Company’s history of net operating losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable at December 31, 2015 and 2014.  Accordingly, the Company provided a valuation allowance on substantially all of its deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets for the periods presented.

For the year ended December 31, 2015, the Company’s valuation allowance has increased by $9,129 to $45,932, compared to December 31, 2014.

As of December 31, 2015, the Company has U.S. federal and state net operating loss carry-forwards of approximately $110,030 and $108,656, respectively, and foreign net operating loss carry-forwards of $6,787 and $6,253 related to its international subsidiaries in Germany and United Kingdom, respectively, which are available to reduce future taxable income in those jurisdictions. The U.S. federal net operating losses will expire in various years beginning in 2026 through 2035. The Company’ foreign net operating loss carry-forwards can be carried forward without limitation in each respective country.  The U.S. federal net operating losses includes acquired tax loss carry-forwards of Transpera, Inc. (“Transpera”) and ScanScout, Inc. (“ScanScout”), which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carry-forwards of Transpera and ScanScout that are available to offset future taxable income to approximately $160 and $2,220, respectively, annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

Included in the U.S. federal and state net operating loss carry-forwards, but not included in the table above, is approximately $3,885 of net operating losses from excess tax deductions attributable to equity compensation. The tax benefit of the excess tax deduction attributable to stock-based compensation expense will be recorded to additional paid-in-capital when it reduces U.S. federal income taxes payable.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

8.  Income Taxes (Continued)

The Company did not record any amounts related to uncertain tax positions or tax contingencies at December 31, 2015 and 2014.  As of December 31, 2015 and 2014, the primary tax jurisdictions in which the Company is subject to tax were the U.S. federal and state jurisdictions (primarily the State and City of New York), Australia, Canada, Singapore and United Kingdom. Since the Company is in a net operating loss position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a net operating loss carry-forward is available. The Company’s open tax years extend back to 2005. In the event that the Company concludes that it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of provision for income taxes. No amounts of interest or penalties were recognized in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.

9.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2015	2014
Trade accounts payable	$42,692	$27,218
Accrued compensation, benefits and payroll taxes(1)	8,423	6,992
Accrued cost of sales	5,127	1,722
Other payables and accrued expenses	2,500	1,326
Total accounts payable and accrued expenses	$58,742	$37,258

(1)         At December 31, 2015 and 2014, accrued compensation, benefits and payroll taxes includes $491 and $768 of stock-based long-term incentive compensation expense, respectively, related to the Company’s long-term sales incentive compensation plan.  Payments earned under the plan for the 2014 plan year were paid in stock-based awards in August 2015.  The Company issued an aggregate total of 189,003 shares to employees under its 2014 plan on account of such payments, net of 112,183 shares withheld to satisfy income tax withholding obligations in the amount of $266, which were remitted to tax authorities.  Payments earned under the plan for the 2015 plan year will be made in stock-based awards to participants that remain employed with the Company through June 30, 2016, which will be paid in August 2016.  If any participant in the Company’s long-term incentive compensation plan is not employed on June 30, 2016, such participant will forfeit any rights to receive payments under the plan for the 2015 plan year.

10.  Credit Facility

The Company is party to a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”), dated as of June 7, 2007, as amended.

On October 20, 2014, the Company amended its Loan Agreement to, among other things: (i) increase the Company’s revolving credit facility from $25,000 to $32,500; (ii) add a letter of credit, foreign exchange and cash management facility in an aggregate amount of $2,500; (iii) reduce the Company’s interest rate from SVB’s prime rate plus 0.50% to SVB’s prime rate; (iv) increase the fee for unused capacity from 0.20% to 0.25% per year payable quarterly; (v) adjust the quick ratio financial covenant from 1.50 to 1.00 to 1.25 to 1.00; and (vi) extend the maturity date to December 30, 2016.

On October 21, 2014, SVB issued an irrevocable standby letter of credit in the amount of $1,532 in favor of the landlord as additional collateral pursuant to the terms of the Company’s lease for its new headquarters.  The irrevocable standby letter of credit can be drawn down from amounts available under the credit facility, was for a one-year term, which expired on October 21, 2015, and was automatically extended for an additional one-year term to October 21, 2016.  In connection with delivery by the landlord of additional space under the Company’s lease for its headquarters, on December 11, 2015, the Company amended the irrevocable standby letter of credit to increase the amount from $1,532 to $2,332.

As of December 31, 2015 and 2014, the Company did not have any borrowings outstanding under the credit facility.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

10.  Credit Facility (Continued)

The credit facility includes customary conditions to borrowing, covenants and events of default.  The Company was in compliance with all covenants under the credit facility as of December 31, 2015 and 2014.

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

11.  Commitments and Contingencies

Operating Commitments

The Company leases office space under non-cancellable operating lease agreements that expire at various dates.  In addition, the Company utilizes co-location services for its servers and other computer hardware.  These services are multi-year, non-cancellable agreements that are similar in form to a lease on office space.  The Company also contracted for other marketing services under various non-cancellable agreements that expire at various dates through 2016.

As of December 31, 2015, future minimum payment commitments required under the Company’s non-cancellable office space leases, including the lease for its headquarters and for its former headquarters (which the Company subleases), co-location agreements and marketing services, net of aggregate future sublease income, for the next five years and thereafter are as follows:

2016	$5,346
2017	4,741
2018	4,061
2019	4,013
2020	4,283
2021 and thereafter	14,223
Total minimum operating commitments	36,667
Less: non-cancelable sublease income	(7,356)
Total operating commitments	$29,311

Total rent expense for the years ended December 31, 2015, 2014 and 2013 were $3,295, $1,733, and $1,479, respectively.

Letters of Credit

At December 31, 2015 and 2014, the Company had an outstanding letter of credit of $600 related to its former headquarters in New York, New York. Refer to note 10 for further discussion on the Company’s standby letter of credit relating to its New Lease.

Legal Contingencies

The Company is occasionally involved with various claims and litigation during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of December 31, 2015 and 2014, no reserves were recorded.  The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any.  Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, its directors and certain of its executive officers, alleging certain misrepresentations

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

11.  Commitments and Contingencies

by the Company in connection with its initial public offering concerning its business and prospects.  On March 5, 2015, the District Court granted the Company’s motion to dismiss the lawsuit and entered judgment in the Company’s favor and on February 8, 2016, the United States Court of Appeals for the Second Circuit confirmed the judgment of the District Court.

12.  Stockholders’ Equity

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

Series F Preferred Stock Ratchet Provision

During the year ended December 31, 2013, the Company had several classes of $0.0001 par value preferred stock outstanding.  The terms of the Company’s Series F preferred stock provided that the ratio at which each share of such series would automatically convert into shares of common stock would increase, from a 1:1 basis, if a qualified IPO price was below $13.997 per share, which represented the original issue price of $9.3314 (the “conversion price”) adjusted for other anti-dilution provisions pursuant to the terms of the Series F preferred stock.  The Company therefore concluded that such conversion ratio and conversion price were contingently adjustable based on a future events and such effects would not be recognized in earnings until such contingency had been resolved, in this case July 2, 2013.  Based on the Company’s IPO price of $10.00 per share, the conversion ratio automatically increased to a 1:1.3997 basis, with the conversion price automatically adjusting and decreasing to $6.6667 (the “adjusted conversion price”).  As a result, on July 2, 2013 upon the closing of the Company’s IPO, the outstanding shares of Series F preferred stock automatically converted into an aggregate total of 5,549,989 shares of common stock, which included 1,584,863 additional shares of common stock related to the ratchet provision described above.

As the fair value of the common stock to be received upon conversion (the IPO price of $10.00 per share) of the Series F preferred stock was greater than the adjusted conversion price, the conversion of the Series F preferred stock resulted in a beneficial conversion

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

12.  Stockholders’ Equity (Continued)

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

Mark-to-market income related to the fair value measurement of these warrants to purchase preferred stock was $313 for the year ended December 31, 2013 (through July 2, 2013).

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

The following table summarizes the Company’s outstanding warrants to purchase common stock as of December 31, 2015:

		Exercise Price	Warrants
Grant Date	Expiration Date	Per Share	Outstanding
August 12, 2013	June 26, 2016	$5.76	8,694
October 28, 2013	June 30, 2017	2.46	31,130
			39,824

13.  Changes in Accumulated Other Comprehensive (Loss) Income

The following table provides the components of accumulated other comprehensive (loss) income:

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2015	$98	$98
Other comprehensive loss(1)	(153)	(153)
Ending balance at December 31, 2015	$(55)	$(55)

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

13.  Changes in Accumulated Other Comprehensive (Loss) Income (Continued)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2014	$195	$195
Other comprehensive loss(1)	(97)	(97)
Ending balance at December 31, 2014	$98	$98

(1) For the years ended December 31, 2015 and 2014, there were no reclassifications to or from accumulated other comprehensive (loss) income.

14.  Stock-Based Compensation Expense

The Company included stock-based compensation expense related to all of the Company’s stock-based payments awards in various operating expense categories for the years ended December 31, 2015, 2014 and 2013 as follows:

	Years Ended
	December 31,
	2015	2014	2013
Stock-based compensation expense:
Technology and development	$854	$907	$549
Sales and marketing(1)	1,445	1,506	1,188
General and administrative	1,708	2,209	1,667
Total stock-based compensation expense	$4,007	$4,622	$3,404

(1)         Includes $5 and $15 in stock-based compensation expense related to a non-employee third-party stock grant issued in 2015 and 2014, respectively.

Stock-Based Incentive Plans

On June 26, 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”).  The Company has stock option awards outstanding under five stock-based incentive plans as of December 31, 2015, including, in each case, two plans that were assumed as part of the acquisition of ScanScout.  The Company has restricted stock unit awards outstanding, under its 2013 Plan, as of December 31, 2015.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

14.  Stock-Based Compensation Expense (Continued)

Stock Option Awards Outstanding

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of December 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
	Options	Life	Price	Options	Life	Price
Range of Exercise Prices	Outstanding	(Years)	Per Share	Exercisable	(Years)	Per Share

$0.26 – $0.44	27,640	1.48	$0.43	27,640	1.48	$0.43
$0.53 – $0.84	177,179	2.51	0.80	177,179	2.51	0.80
$1.11 – $1.49	899,166	3.51	1.27	899,166	3.51	1.27
$1.90 – $3.72	1,432,491	8.93	2.24	137,756	2.85	3.06
$4.27 – $5.90	4,047,795	5.52	4.57	3,505,113	5.17	4.56
$8.15 – $9.64	422,201	7.19	8.32	272,057	7.04	8.32
	7,006,472	5.97	3.79	5,018,911	4.79	3.98

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of December 31, 2015:

	Number of	Weighted
	Stock Option	Average
	Awards	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2014	6,825,142	$4.15
Stock option awards granted(1)	1,317,500	2.12
Stock option awards forfeited	(970,878)	4.62
Stock option awards exercised	(165,292)	0.65
Stock option awards outstanding as of December 31, 2015	7,006,472	3.79

Stock option awards vested and exercisable as of December 31, 2015	5,018,911	3.98

(1)         Includes employment inducement awards granted to the Company’s newly appointed Chief Financial Officer (“CFO”) and Chief Technology Officer (“CTO”) on September 8, 2015 and October 20, 2015, respectively.  These awards were comprised of stock option awards issued to the CFO and CTO to purchase 570,000 shares of the Company’s common stock at an exercise price of $1.94 per share and 350,000 shares of the Company’s common stock at an exercise price of $1.90 per share, respectively.  The exercise prices of these awards represent the closing prices of the Company’s common stock on the date of grant.  These awards were issued outside of the Company’s stockholder approved equity compensation plans, but are generally subject to the same terms and conditions as applied to awards granted under the Company’s 2013 Plan.

Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

14.  Stock-Based Compensation Expense (Continued)

Other selected information is as follows:

	Years Ended
	December 31,
	2015	2014	2013

Aggregate fair value of stock option awards vested	$1,869	$3,116	$2,802

Aggregate intrinsic value of outstanding stock option awards	1,100	2,252	6,741

Aggregate intrinsic value of stock option awards exercised	311	2,407	3,525

Weighted-average grant-date fair value per share of stock option awards granted	0.80	1.84	3.23

Cash proceeds received from stock option awards exercised	108	767	912

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

The following table presents the assumptions for stock option awards granted during the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013

Volatility	34% - 43%	48% - 49%	47% - 54%
Risk-free interest rate	1.60% - 1.73%	1.77% - 2.01%	0.86% - 1.88%
Expected life (in years)	6.00 - 6.06	5.74 - 6.00	5.50 - 6.08
Dividend yield	0.00%	0.00%	0.00%

There was $2,703 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of December 31, 2015.  This cost is expected to be recognized over a weighted-average period of 2.93 years.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

14.  Stock-Based Compensation Expense (Continued)

Non-vested Restricted Stock Unit (RSU) Awards Outstanding

The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the year ended December 31, 2015:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
	Outstanding	Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2014	1,161,705	$3.82
Restricted stock unit awards granted	2,494,539	2.35
Restricted stock unit awards forfeited	(501,722)	2.90
Restricted stock unit awards vested	(783,719)	3.31
Non-vested restricted stock unit awards outstanding as of December 31, 2015	2,370,803	2.66

	Years Ended
	December 31,
	2015	2014	2013

Aggregate grant date fair value of restricted stock unit awards outstanding	$6,306	$4,438	$675

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

There were $5,125 of total unrecognized compensation cost related to non-vested restricted stock unit awards granted under the Company’s equity incentive plans as of December 31, 2015.  This cost is expected to be recognized over a weighted-average period of 3.26 years.

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

No more than 2,000,000 shares of common stock are reserved for future issuance under the 2014 ESPP.  As of December 31, 2015, the Company had 1,630,852 shares of common stock reserved for future issuance under the 2014 ESPP.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

14.  Stock-Based Compensation Expense (Continued)

The fair value for each award under the 2014 ESPP was estimated at the date of grant, at the beginning of the offering period, using a Black-Scholes option pricing model.  Calculating the fair value of the ESPP awards requires subjective assumptions, including, but not limited to, the expected term of the ESPP award and stock price volatility. The Company estimates the expected life of the awards granted under the 2014 ESPP based on the duration of the offering periods, which is six months.  The Company estimates the volatility of its common stock on the date of grant based on the historic volatility of comparable companies in its industry. Risk-free interest rates are based on yields from United States Treasury zero-coupon issues with a term consistent with the expected term of the awards in effect at the time of grant. Forfeitures are estimated at the beginning of the offering period based on actual historical pre-vesting forfeitures and revised, if necessary in subsequent periods, if actual forfeitures differ from those initial estimates to derive the Company’s best estimate of shares that are expected to be purchased.  The Company has never declared or paid any cash dividends and has no current plan to do so. Consequently, it used an expected dividend yield of zero.

For the years ended December 31, 2015 and 2014, the following assumptions were used for awards issued under the 2014 ESPP:

	2015	2014
Volatility	28% - 35%	33%
Risk-free interest rate	0.07% - 0.22%	0.05%
Expected life (in years)	0.50	0.50
Dividend yield	0.00%	0.00%

There was $31 of total unrecognized compensation cost related to awards under the 2014 ESPP as of December 31, 2015.  This cost is expected to be recognized over a weighted-average period of less than one year.

15.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended
	December 31,
	2015	2014	2013
Numerator:
Net loss	$(43,230)	$(23,489)	$(13,516)
Series F preferred stock deemed dividend(1)	—	—	15,849
Net loss attributable to common stockholders	$(43,230)	$(23,489)	$(29,365)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share attributable to common stockholders(1)	51,684,397	50,637,541	28,761,700

Basic and diluted net loss per share attributable to common stockholders	$(0.84)	$(0.46)	$(1.02)

(1)              On July 2, 2013, the Company closed its IPO in which the Company issued and sold 7,500,000 shares of common stock.  Refer to note 12 for further discussion on the Company’s IPO.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

15.  Net Loss Per Share Attributable to Common Stockholders (Continued)

The following securities were outstanding during the years presented below and have been excluded from the calculation of diluted net loss per share attributable to common stockholders per share because the effect is anti-dilutive:

	Years Ended
	December 31,
	2015	2014	2013

Warrants to purchase common stock	39,824	39,824	39,824
Stock option awards	7,006,472	6,825,142	7,302,761
Restricted stock unit awards	2,370,803	1,161,705	70,119
Total anti-dilutive securities outstanding	9,417,099	8,026,671	7,412,704

16. Employee Benefit Plan

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

Total employer matching contributions to the Company’s 401(k) Plan for the year ended December 31, 2015 and 2014 were $745 and $461, respectively.  There were no employer matching contributions during the year ended December 31, 2013.

17.  Supplemental Disclosure of Cash Flow Information

	Years Ended
	December 31,
	2015	2014	2013
Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$505	$—	$308
Cash paid for interest expense	$10	$5	$127

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for settlement of restricted stock unit awards	$1,308	$1,087	$—
Purchase of property and equipment in accounts payable and accrued expenses	$1,093	$365	$114
Contingent consideration on acquisition	$926	$—	$—
Common stock issued in connection with the conversion of preferred stock	$—	$—	$162,657
Common stock issued in connection with the Series F preferred stock deemed dividend	$—	$—	$15,849
Reclassification of liability warrants to equity warrants	$—	$—	$790

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

Substantially all assets were held in the United States as of each December 31, 2015 and 2014, and substantially all revenue was generated through sales personnel in the United States for the years ended December 31, 2015, 2014 and 2013.

19.  Quarterly Results of Operations (Unaudited)

On March 2, 2016, the Company concluded that its previously filed interim consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2015 (“Relevant Periods”) should no longer be relied upon.

For the year ended December 31, 2015, the Company reviewed certain technical accounting guidance affecting the presentation of revenue and costs of revenue as they relate to the Company’s seller platform, the Tremor Video SSP, which was introduced to market in the first quarter of 2015.  Based on this review, the Company concluded that revenue generated by its seller platform should be reported net of inventory costs rather than on a gross basis, as had previously been reported.  As a result, the Company determined that the previously issued quarterly financial statements for the Relevant Periods should be restated to reflect the reporting of revenue attributable to the Company’s seller platform on a net instead of a gross basis.  The corrections have the effect of decreasing both revenue and cost of revenue in a like amount in the quarterly financial statements for each Relevant Period.

The errors identified by management have been corrected in the quarterly financial statements included in the tables below.

The effect of the restatement on the previously issued unaudited interim consolidated financial statements for the quarterly period ended March 31, 2015 was as follows:

	Three Months Ended
	March 31, 2015
	As Reported	Adjustments	As Restated

Revenue	$40,603	$(2,551)	$38,052
Cost of revenue	24,410	(2,551)	21,859
Gross profit	16,193	—	16,193
Total operating expenses	23,033	—	23,033
Loss from operations	(6,840)	—	(6,840)
Total interest and other income, net	12	—	12
Loss before provision for income taxes	(6,828)	—	(6,828)
Provision for income taxes	122	—	122
Net loss	$(6,950)	$—	$(6,950)

Basic and diluted net loss per share	$(0.14)	$—	$(0.14)

Basic and diluted weighted-average number of shares outstanding(2)	51,217,220	—	51,217,220

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

19.  Quarterly Results of Operations (Unaudited) (Continued)

The effect of the restatement on the previously issued unaudited interim consolidated financial statements for the quarterly period ended June 30, 2015 was as follows:

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Revenue	$46,072	$(3,668)	$42,404	$86,675	$(6,219)	$80,456
Cost of revenue	28,062	(3,668)	24,394	52,472	(6,219)	46,253
Gross profit	18,010	—	18,010	34,203	—	34,203
Total operating expenses	23,139	—	23,139	46,172	—	46,172
Loss from operations	(5,129)	—	(5,129)	(11,969)	—	(11,969)
Total interest and other income, net	6	—	6	18	—	18
Loss before provision for income taxes	(5,123)	—	(5,123)	(11,951)	—	(11,951)
Provision for income taxes	117	—	117	239	—	239
Net loss	$(5,240)	$—	$(5,240)	$(12,190)	$—	$(12,190)

Basic and diluted net loss per share	$(0.10)	$—	$(0.10)	$(0.24)	$—	$(0.24)

Basic and diluted weighted-average number of shares outstanding(2)	51,445,613	—	51,445,613	51,332,047	—	51,332,047

The effect of the restatement on the previously issued unaudited interim consolidated financial statements for the quarterly period ended September 30, 2015 was as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Revenue	$49,273	$(7,649)	$41,624	$135,948	$(13,868)	$122,080
Cost of revenue	31,673	(7,649)	24,024	84,145	(13,868)	70,277
Gross profit	17,600	—	17,600	51,803	—	51,803
Total operating expenses	46,280	—	46,280	92,452	—	92,452
Loss from operations	(28,680)	—	(28,680)	(40,649)	—	(40,649)
Total interest and other income, net	77	—	77	95	—	95
Loss before provision for income taxes	(28,603)	—	(28,603)	(40,554)	—	(40,554)
Provision for income taxes	19	—	19	258	—	258
Net loss	$(28,622)	$—	$(28,622)	$(40,812)	$—	$(40,812)

Basic and diluted net loss per share	$(0.55)	$—	$(0.55)	$(0.79)	$—	$(0.79)

Basic and diluted weighted-average number of shares outstanding(2)	51,875,785	—	51,875,785	51,515,285	—	51,515,285

There was no effect to the Company’s interim consolidated financial statements for the quarterly period ended December 31, 2015, or for any quarter of 2014, which are shown below:

Three Months
Ended
2015	December 31,

Revenue	$51,757
Gross profit	$22,768
Net loss	$(2,418)
Basic and diluted net loss per share	$(0.05)
Basic and diluted weighted-average number of shares outstanding(2)	52,186,221

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

19.  Quarterly Results of Operations (Unaudited) (Continued)

	Three Months Ended
2014	March 31,	June 30,	September 30,	December 31,

Revenue	$34,869	$43,701	$39,039	$41,878
Gross profit	$11,926	$14,808	$14,993	$16,087
Net loss	$(7,229)	$(5,372)	$(5,474)	$(5,414)
Basic and diluted net loss per share (1)	$(0.14)	$(0.11)	$(0.11)	$(0.11)
Basic and diluted weighted-average number of shares outstanding(2)	50,297,747	50,403,168	50,751,303	51,088,012

(1)

Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of all quarterly basic and diluted net loss per share may not equal the annual basic and diluted net loss per share.

(2)	Due to the Company’s net losses, all potentially dilutive securities are anti-dilutive and, therefore, basic and diluted weighted average common shares outstanding are equal for all periods presented.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015.  Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level.  This conclusion was based on a material weakness identified in our internal control over financial reporting, as described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Our internal controls over financial reporting are designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the U.S. GAAP, including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. The assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this assessment, we have identified a material weakness in our internal controls over financial reporting as of December 31, 2015, as further described below.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in “Note 19 — Quarterly Results of Operations (Unaudited)” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, for the year ended December 31, 2015, we reviewed certain technical accounting guidance affecting the presentation of revenue and costs of revenue as they relate to our seller platform, or the Tremor Video SSP, which was introduced to market in the first quarter of 2015.

Based on this review, we concluded that revenue generated by the Tremor Video SSP should be reported net of inventory costs rather than on a gross basis, as had been previously reported.  As a result, we determined that our previously issued quarterly financial statements for the quarterly periods ending March 31, June 30, and September 30, 2015 should be restated to reflect the booking of revenue attributable to the Tremor Video SSP on a net instead of a gross basis, and that there is a material weakness in our controls related to principal-agent considerations around revenue recognition.  As a result of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.  We are actively engaged in implementing a remediation plan designed to address the material weakness.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

While our management, including our Chief Executive Officer and Chief Financial Officer, designs our disclosure controls and procedures and internal control over financial reporting to provide reasonable assurance of achieving their objectives at a reasonable assurance level, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake and, as discussed above, we recently identified a material weakness in our internal control over financial reporting.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2016.

TREMOR VIDEO, INC.

By:	/s/ William Day
William Day
President and Chief Executive Officer

Date: March 15, 2016

By:	/s/ John Rego
John Rego
Chief Financial Officer

Date: March 15, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Day, John Rego and Aaron Saltz, and each of them, as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said agents, proxies and attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said agents, proxies and attorneys-in-fact, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Day
William Day	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2016
/s/ John Rego
John Rego	Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2016

/s/ Paul Caine
Paul Caine	Director	March 15, 2016

/s/ Rachel Lam
Rachel Lam	Director	March 15, 2016

/s/ Warren Lee
Warren Lee	Director	March 15, 2016

/s/ James Rossman
James Rossman	Director	March 15, 2016

/s/ Robert Schechter
Robert Schechter	Director	March 15, 2016

/s/ Michael Todd
Michael Todd	Director	March 15, 2016

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

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended to date and as currently in effect.	8-K	001-35982	3.1	7/5/2013

3.2	Bylaws, as amended to date and as currently in effect.	S-1/A	333-188813	3.4	6/14/2013

4.1	Specimen stock certificate evidencing shares of common stock.	S-1/A	333-188813	4.1	6/14/2013

4.2	Amended and Restated Warrant to Purchase Common Stock issued by Tremor Video, Inc. to Venture Lending & Leasing IV, LLC, with an expiration date of June 30, 2017.	10-Q	001-35982	10.2	11/14/2013

4.3	Amended and Restated Warrant to Purchase Common Stock issued by Tremor Video, Inc. to Comerica Bank, with an expiration date of June 26, 2016.	10-Q	001-35982	10.1	11/14/2013

10.1	Sixth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated as of September 6, 2011.	S-1	333-188813	10.1	5/23/2013

10.2	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of June 7, 2007 (as modified by each of the First Loan Modification Agreement dated December 8, 2008, the Second Loan Modification Agreement dated as of December 7, 2009, the Third Loan Modification Agreement dated as of February 7, 2010, the Fourth Loan Modification Agreement dated as of February 7, 2011 and the Fifth Loan Modification Agreement dated as of December 30, 2011).	S-1	333-188813	10.2	5/23/2013

		Incorporated by Reference

10.3	Agreement of Lease by and between the Registrant and Twenty-Three R.P. Associates, dated as of July 26, 2010 (as modified by the First Amendment to Lease dated November 1, 2010).	S-1	333-188813	10.3	5/23/2013

10.4+	Tremor Media, Inc. 2006 Stock Incentive Plan, as amended.	S-1	333-188813	10.4	5/23/2013

10.5+	Form of Stock Option Agreement under Tremor Media, Inc. 2006 Stock Incentive Plan.	S-1	333-188813	10.5	5/23/2013

10.6+	Tremor Media, Inc. 2008 Stock Plan, as amended.	S-1	333-188813	10.6	5/23/2013

10.7+	Form of Stock Option Agreement under Tremor Media, Inc. 2008 Stock Plan.	S-1	333-188813	10.7	5/23/2013

10.8+	ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.8	5/23/2013

10.9+	Form of Stock Option Agreement under ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.9	5/23/2013

10.10+	ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.10	5/23/2013

10.11+	Form of Stock Option Agreement under ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.11	5/23/2013

10.12+	Form of 2013 Equity Incentive Plan as amended.	Proxy	001-35982	App. A	4/15/2013

10.13+	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.13	6/14/2013

10.14+	Form of Nonqualified Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.14	6/14/2013

10.15+	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.15	6/14/2013

10.16+	Form of Restricted Stock Unit Grant Notice under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.16	6/14/2013

10.17+	Non-Employee Director Compensation Plan.	S-1/A	333-188813	10.17	6/14/2013

10.18+	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	S-1	333-188813	10.18	5/23/2013

10.19+	Employment Offer Letter by and between the Company and William Day, dated December 9, 2010.	S-1	333-188813	10.19	5/23/2013

10.21+	Employment Offer Letter by and between the Company and Adam Lichstein, dated December 8, 2010.	S-1	333-188813	10.22	5/23/2013

10.22+	Employment Offer Letter by and between the Company and Lauren Wiener, dated September 25, 2012.	S-1	333-188813	10.23	5/23/2013

10.23+	Tremor Video, Inc. 2014 Employee Stock Purchase Plan.	10-Q	001-35982	10.1	8/14/2014

10.24	Sixth Loan Modification Agreement, dated October 20, 2014, by and between Silicon Valley Bank and Tremor Video, Inc.	8-K	001-35982	10.1	10/24/2014

10.25*	Agreement of Lease by and between the Company and Paramount Leasehold, L.P., dated as of October 27, 2014 (as amended by the First Amendment of Lease dated as of December 15, 2014).	10-K	001-35982	10.25	3/16/2015

Incorporated by Reference

10.26+	Transition Agreement by and between the Company and Todd Sloan, dated March 25, 2015.	10-Q	001-35982	10.1	5/11/2015

10.27+	Employment Offer Letter by and between the Company and John Rego, dated August 3, 2015.	10-Q	001-35982	10.1	11/9/2015

10.28+	Employment Offer Letter by and between the Company and John Walsh, dated October 1, 2015.					X

21.1	List of subsidiaries.	S-1	333-188813	21.1	5/23/2013

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in signature page).					X

31.1	Certification of the Chief Executive Officer of Tremor Video, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.					X

31.2	Certification of the Chief Financial Officer of Tremor Video, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.					X

32.1†	Certification of the Chief Executive Officer of Tremor Video, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Chief Financial Officer of Tremor Video, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X

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