Form 10-Q
period 2016-03-31
TREMOR VIDEO INC.
filed 2016-05-10
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, there were 52,715,014 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TREMOR VIDEO, INC.

FORM 10-Q

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,444	$59,887
Accounts receivable, net of allowance for doubtful accounts of $3 and $69 as of March 31, 2016 and December 31, 2015, respectively	52,966	70,778
Prepaid expenses and other current assets	4,270	3,721
Total current assets	113,680	134,386
Long-term assets:
Restricted cash	920	600
Property and equipment, net of accumulated depreciation of $7,807 and $6,716 as of March 31, 2016 and December 31, 2015, respectively	10,697	10,094
Intangible assets, net of accumulated amortization of $25,503 and $24,488 as of March 31, 2016 and December 31, 2015, respectively	10,391	11,469
Goodwill	10,883	10,781
Other assets	867	794
Total long-term assets	33,758	33,738
Total assets	$147,438	$168,124

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$44,584	$58,742
Deferred rent, short-term	575	401
Contingent consideration on acquisition, short-term	2,774	987
Deferred revenue	187	108
Total current liabilities	48,120	60,238
Long-term liabilities:
Deferred rent	6,118	5,237
Contingent consideration on acquisition	1,053	443
Deferred tax liabilities	537	510
Other liabilities	280	264
Total liabilities	56,108	66,692
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of March 31, 2016 and December 31, 2015, respectively; 52,565,621 and 52,214,384 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	280,130	279,136
Accumulated other comprehensive loss	(77)	(55)
Accumulated deficit	(188,728)	(177,654)
Total stockholders’ equity	91,330	101,432
Total liabilities and stockholders’ equity	$147,438	$168,124

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$34,565	$38,052
Cost of revenue	18,347	21,859
Gross profit	16,218	16,193

Operating expenses:
Technology and development	5,843	4,951
Sales and marketing	12,664	11,961
General and administrative	4,922	4,344
Depreciation and amortization	2,239	1,777
Mark-to-market	1,044	—
Total operating expenses	26,712	23,033

Loss from operations	(10,494)	(6,840)

Interest and other (expense) income, net:
Interest expense	(2)	(2)
Other (expense) income, net	(252)	14
Total interest and other (expense) income, net	(254)	12

Loss before provision for income taxes	(10,748)	(6,828)

Provision for income taxes	326	122

Net loss	$(11,074)	$(6,950)

Net loss per share:
Basic and diluted	$(0.21)	$(0.14)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	52,372,857	51,217,220

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(11,074)	$(6,950)
Other comprehensive loss:
Foreign currency translation adjustments	(22)	(46)
Comprehensive loss	$(11,096)	$(6,996)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Share	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2015	52,214,384	$5	$279,136	$(55)	$(177,654)	$101,432
Common stock issued for settlement of restricted stock unit awards (RSUs), net of 119,186 shares withheld to satisfy income tax withholding obligations	177,511	—	(215)	—	—	(215)
Common stock issuance in connection with employee stock purchase plan	173,726	—	245	—	—	245
Stock-based compensation expense	—	—	964	—	—	964
Net loss	—	—	—	—	(11,074)	(11,074)
Foreign currency translation adjustment	—	—	—	(22)	—	(22)
Balance as of March 31, 2016	52,565,621	$5	$280,130	$(77)	$(188,728)	$91,330

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,074)	$(6,950)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,239	1,777
Loss from sublease	341	—
Bad debt (recovery) expense	(35)	13
Mark-to-market expense (income)	2,255	(3)
Stock-based compensation expense	964	1,108
Stock-based long-term incentive compensation expense	—	19
Net changes in operating assets and liabilities:
Decrease in accounts receivable	17,966	3,336
Increase in prepaid expenses, other current assets and other long-term assets	(137)	(354)
Decrease in accounts payable and accrued expenses	(14,932)	(1,159)
Increase in deferred rent and security deposits payable	245	390
Increase in deferred revenue	79	7
Net cash used in operating activities	(2,089)	(1,816)

Cash flows from investing activities:
Purchase of property and equipment	(854)	(1,108)
Change in restricted cash	(320)	—
Net cash used in investing activities	(1,174)	(1,108)

Cash flows from financing activities:
Proceeds from the exercise of stock options awards	—	5
Tax withholdings related to net share settlements of restricted stock unit awards (RSUs)	(215)	(132)
Net cash used in financing activities	(215)	(127)

Net decrease in cash and cash equivalents	(3,478)	(3,051)

Effect of exchange rate changes in cash and cash equivalents	35	(60)

Cash and cash equivalents at beginning of period	59,887	77,787
Cash and cash equivalents at end of period	$56,444	$74,676

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$187	$166
Cash paid for interest expense	$2	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$1,380	$2,614
Common stock issued for settlement of RSUs	$318	$174

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

1. Organization and Description of Business

Tremor Video, Inc. (the “Company”) is an advertising technology company that provides software for video advertising effectiveness.  The Company’s buyer and seller platforms enable seamless transactions in a premium video marketplace by offering control and transparency to its clients.  The Company’s technology optimizes performance of video ad campaigns across all screens, including computers, smartphones, tablets and connected TVs, to make advertising more relevant to consumers and deliver maximum results for buyers and sellers.

On August 3, 2015 (the “Acquisition Date”), the Company acquired all of the outstanding shares of The Video Network Pty Ltd., an Australian proprietary limited company (“TVN”).  Refer to note 6 for further discussion.

The Company is headquartered in the State of New York.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive loss and cash flows for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year or the results for any future periods due to seasonal and other factors.  Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC.  Accordingly, these unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

Prior Year Presentation

As discussed in our Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016, the previously issued quarterly financial statements for the three months ended March 31, 2015 have been restated to reflect the reporting of revenue attributable to the Company’s seller platform on a net instead of a gross basis.  The restatement has the effect of decreasing both revenue and cost of revenue in a like amount in such quarterly financial statements, and has no impact on reported gross profit, net loss or Adjusted EBITDA.

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

During the three months ended March 31, 2016 and 2015, there were no advertisers that accounted for more than 10% of revenue.  At March 31, 2016 and December 31, 2015, there were no advertisers that accounted for more than 10% of outstanding accounts receivable.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2016-09 — Compensation — Stock Compensation (Topic 718)

In March 2016, the FASB issued Accounting Standards Update (“ASU”), which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted.  The Company is currently evaluating the impact that the update will have on its consolidated financial statements and related disclosures.

FASB Accounting Standards Update No. 2016-02 — Leases (Topic 842)

In February 2016, the FASB issued an ASU, which clarifies and improves existing authoritative guidance related to leasing transactions.  This update will require the recognition of lease assets and lease liabilities on the balance sheet and disclosing information about material leasing arrangements.  This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the update will have on its consolidated financial statements and related disclosures.

FASB Accounting Standards Update No. 2015-17 — Income Taxes (“Topic 740”): Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued an ASU, which requires deferred tax assets and liabilities be classified and presented as non-current on the balance sheet. This update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this update in the fourth quarter of 2015 on a prospective basis.  All prior year balances were not retrospectively adjusted.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

FASB Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers

In May 2014, the FASB issued an ASU that provides a comprehensive model for recognizing revenue with customers.  This update clarifies and replaces most existing revenue recognition guidance within U.S. GAAP and may be adopted retrospectively for all periods presented or adopted using a modified retrospective approach.  This update is effective for annual and interim periods beginning after December 15, 2016.  In July 2015, FASB deferred the effective date by one year to December 15, 2017 (beginning

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

2.  Summary of Significant Accounting Policies (Continued)

with the Company’s first quarter in 2018) and permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  The Company is currently evaluating the adoption method to apply and the impact that the update will have on its consolidated financial statements and related disclosures.

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

•            Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•            Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2016				December 31, 2015
	(unaudited)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$36,613	$—	$—	$36,613	$41,584	$—	$—	$41,584
Total assets	$36,613	$—	$—	$36,613	$41,584	$—	$—	$41,584
Liabilities:
Contingent consideration on acquisition liability(2)	$—	$—	$3,827	$3,827	$—	$—	$1,430	$1,430
Total liabilities	$—	$—	$3,827	$3,827	$—	$—	$1,430	$1,430

(1)         Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $19,831 and $18,303 of operating cash balances as of March 31, 2016 and December 31, 2015, respectively.

(2)         On the Acquisition Date, the Company acquired all of the outstanding shares of TVN.  In connection with the acquisition, the former stockholders of TVN (“TVN Sellers”) are eligible to receive future cash payments over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones in each of its 2016 and 2017 fiscal years.  In estimating the fair value of the contingent consideration, the Company used a Monte-Carlo valuation model based on future expectations on reaching financial milestones, other management assumptions (including operating results, business plans, anticipated future cash flows, and marketplace data), and the weighted-probabilities of possible payments.  These assumptions were based on significant inputs not observed in the market and, therefore, represent a Level 3 measurement.  Subsequent to the date of acquisition, the Company re-measured the estimated fair value of the contingent consideration at each reporting date with any changes in fair value recorded in the Company’s statements of

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

3.  Fair Value Measurements (Continued)

operations.  Any changes in the unobservable inputs could significantly impact the estimated fair value of the contingent consideration.  Refer to note 6 for further discussion on the acquisition of TVN.

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table represents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the three months ended March 31, 2016:

2016
Beginning balance at January 1, 2016	$1,430
Compensation expense(1)	1,206
Mark-to-market expense(2)	1,044
Foreign currency translation adjustment	147
Ending balance at March 31, 2016	$3,827

(1)         Represents contingent consideration that may become due in connection with the acquisition of TVN for certain TVN Sellers that are required to remain employed with the Company as a condition to earning such contingent consideration.  This contingent consideration is recorded in sales and marketing expenses in the Company’s consolidated statements of operations.  Refer to the table above regarding assumptions used for level 3 instruments, and note 6 for further discussion of contingent consideration payments owed in connection with the Company’s acquisition of TVN.

(2)         Reflects expense incurred based on the Company’s re-measurement, at March 31, 2016, of the estimated fair value of the contingent consideration that may become due in connection with the acquisition of TVN for TVN Sellers that are not required to remain employed with the Company as a condition to earning such contingent consideration.  Amounts recorded as mark-to-market expense relating to level 3 instruments are recorded in operating expense.  Refer to the table above regarding assumptions used for level 3 instruments, and note 6 for further discussion of contingent consideration payments owed in connection with the Company’s acquisition of TVN.

4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	March 31,	December 31,
	2016	2015
	(unaudited)
Prepaid expenses and other current assets	$3,019	$2,790
Prepaid rent	—	165
Leasehold improvement incentives(1)	1,251	766
Total prepaid expenses and other current assets	$4,270	$3,721

(1)         This item represents amounts due to the Company related to its office lease for its new principal executive offices, with a corresponding amount recorded as part of deferred rent liability.

5.  Property and Equipment, Net

Property and equipment, net consisted of:

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

5.  Property and Equipment, Net (Continued)

	March 31,	December 31,
	2016	2015
	(unaudited)
Computer hardware	$7,207	$6,774
Furniture and fixtures	1,637	1,636
Leasehold improvements	8,103	6,863
Computer software	1,360	1,344
Office equipment	197	193
Total property and equipment	18,504	16,810
Less: accumulated depreciation	(7,807)	(6,716)
Total property and equipment, net of accumulated depreciation	$10,697	$10,094

The depreciation expense related to property and equipment was $1,078 and $568 for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, the Company recorded a net loss of $341 on the subleasing of office space included within other (expense) income, net in the Company’s consolidated statements of operations.

6.  Acquisition

On the Acquisition Date, the Company acquired all of the outstanding shares of TVN.  As consideration for the acquisition of the equity of TVN, the Company made an initial payment to the TVN Sellers of $3,040 Australian dollars ($2,217 U.S. dollars based on the currency exchange rate on the Acquisition Date), subject to certain adjustments as set forth in the acquisition agreement, and is required to make payments of $380 Australian dollars ($277 U.S. dollars based on the currency exchange rate on the Acquisition Date) on each of the first and second anniversary of the closing, respectively. Subsequent to the Acquisition Date, the Company paid an additional $661 Australian dollars ($482 U.S. dollars based on the currency exchange rate on the payment date) to the TVN Sellers for certain working capital adjustments.

In addition, the TVN Sellers are eligible to receive future cash payments of up to $10,470 Australian Dollars ($8,049 U.S. Dollars based on the currency exchange rate on March 31, 2016) over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones in each of its 2016 and 2017 fiscal years (which period includes July 1 through June 30 of each calendar year) (the “Earn-out Period”).

As of the Acquisition Date, the Company estimated the fair value of the contingent consideration to be $2,822.  As of March 31, 2016, the Company re-measured the estimated fair value of the contingent consideration to be $7,165.  Refer to note 3 for further discussion on assumptions used to estimate the fair value of the contingent consideration.

For certain TVN Sellers, the payment of the contingent cash consideration is dependent upon continued employment through the date of payment. As a result, the estimated fair value of the contingent cash consideration relating to such TVN Sellers ($5,118 as of March 31, 2016) was not recorded within goodwill and intangible assets as part of the purchase accounting; instead, such amounts have been or will be recorded within sales and marketing expenses over the Earn-out Period.  As of March 31, 2016, the Company has recorded $1,780 of such compensation expenses, including $1,206 for the three months ended March 31, 2016.

For the TVN Sellers that are not required to maintain continued employment in order to earn contingent consideration, the Company recorded $818 as part of goodwill and intangible assets based on the estimated fair value of the contingent consideration on the date of acquisition. As of March 31, 2016, the re-measured estimated fair value of the contingent consideration was $2,047.  As a result, the Company recorded $1,044 in mark-to-market expense in the Company’s consolidated statements of operations for the three months ended March 31, 2016 for such TVN sellers.

The total consideration transferred in the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed at the Acquisition Date, and are subject to adjustment during a measurement period of up to one year from the Acquisition

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

6.  Acquisition (Continued)

Date.  The measurement period provides the Company with the ability to adjust the fair values of acquired assets and liabilities assumed for new information that is obtained about events and circumstances that existed as of the Acquisition Date.  Goodwill recognized in the TVN acquisition is not deductible for tax purposes.

The results of operations of TVN have been included in the Company’s consolidated statements of operations since the Acquisition Date.

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	March 31,	December 31,
	2016	2015
	(unaudited)
Trade accounts payable	$31,833	$42,692
Accrued compensation, benefits and payroll taxes(1)	4,919	8,423
Accrued cost of sales	4,343	5,127
Income taxes payable	382	—
Other payables and accrued expenses	3,107	2,500
Total accounts payable and accrued expenses	$44,584	$58,742

(1)         At March 31, 2016 and December 31, 2015, accrued compensation, benefits and payroll taxes includes $491 of stock-based long-term incentive compensation expense related to the Company’s long-term sales incentive compensation plan for the 2015 plan year.  Payments earned under the plan for the 2015 plan year will be made in stock-based awards to participants that remain employed with the Company through June 30, 2016, which will be paid in August 2016.

If any participant in the Company’s long-term sales incentive compensation plan is not employed on June 30, 2016, such participant will forfeit any rights to receive payments under the plan for the 2015 plan year.  The Company terminated its long-term sales incentive compensation plan effective January 1, 2016.

8.  Changes in Accumulated Other Comprehensive (Loss) Income

The following tables provide the components of accumulated other comprehensive (loss) income:

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2016	$(55)	$(55)
Other comprehensive loss(1)	(22)	(22)
Ending balance at March 31, 2016	$(77)	$(77)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2015	$98	$98
Other comprehensive loss(1)	(46)	(46)
Ending balance at March 31, 2015	$52	$52

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

8.  Changes in Accumulated Other Comprehensive (Loss) Income (Continued)

(1)         For the three months ended March 31, 2016 and 2015, there were no reclassifications to or from accumulated other comprehensive (loss) income.

9.  Commitments and Contingencies

Legal Contingencies

The Company is occasionally involved with various claims and litigation during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of March 31, 2016 and December 31, 2015, no reserves were recorded.  The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any.  Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, its directors and certain of its executive officers, alleging certain misrepresentations by the Company in connection with its initial public offering concerning its business and prospects.  On March 5, 2015, the District Court granted the Company’s motion to dismiss the lawsuit and entered judgment in the Company’s favor and on February 8, 2016, the United States Court of Appeals for the Second Circuit confirmed the judgment of the District Court.

10.  Stock-Based Compensation

The Company included stock-based compensation expense related to its stock-based awards in various operating expense categories for the three months ended March 31, 2016 and 2015 as follows:

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Technology and development	$218	$214
Sales and marketing(1)	386	409
General and administrative	360	485
Total stock-based compensation expense	$964	$1,108

(1)         Includes $5 in stock-based compensation expense related to a non-employee consultant, which was settled in cash in lieu of stock during the three months ended March 31, 2015.

Stock Option Awards Outstanding

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of March 31, 2016:

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

10.  Stock-Based Compensation (Continued)

	Number of	Weighted
	Stock Option	Average
	Awards	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2015(1)	7,006,472	$3.79
Stock option awards granted	200,000	1.76
Stock option awards forfeited	(176,934)	4.60
Stock option awards outstanding as of March 31, 2016	7,029,538	3.71

Stock option awards vested and exercisable as of March 31, 2016	5,149,088	3.97

(1)                Includes employment inducement awards granted to the Company’s newly appointed Chief Financial Officer (“CFO”), and Chief Technology Officer (“CTO”), on September 8, 2015 and October 20, 2015, respectively.  These awards were comprised of stock option awards issued to the CFO and CTO to purchase 570,000 shares of the Company’s common stock at an exercise price of $1.94 per share and 350,000 shares of the Company’s common stock at an exercise price of $1.90 per share, respectively. These awards were issued outside of the Company’s stockholder approved equity compensation plans, but are generally subject to the same terms and conditions as applied to awards granted under the Company’s 2013 Plan.

Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.

Other selected information is as follows:

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Aggregate intrinsic value of stock option awards exercised	$—	$8

Weighted-average grant-date fair value per share of stock option awards granted	0.60	1.08

Cash proceeds received from stock option awards exercised	—	5

The fair value for stock option awards granted under all plans was estimated at the date of grant using a Black-Scholes option pricing model.  Calculating the fair value of the stock option awards requires subjective assumptions, including, but not limited to, the expected term of the stock option awards and stock price volatility. The Company estimates the expected life of stock option awards granted based on the simplified method, which the Company believes is representative of the actual characteristics of the awards. The Company estimates the volatility of its common stock on the date of grant based on the historic volatility of comparable companies in its industry.  Risk-free interest rates are based on yields from United States Treasury zero-coupon issues with a term consistent with the expected term of the awards in effect at the time of grant. Estimated forfeitures are based on actual historical pre-vesting forfeitures. The Company has never declared or paid any cash dividends and has no current plan to do so. Consequently, it used an expected dividend yield of zero.

There was $2,240 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of March 31, 2016.  This cost is expected to be recognized over a weighted-average period of 2.91 years.

Non-vested Restricted Stock Units (RSU) Awards Outstanding

The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the three months ended March 31, 2016:

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

10.  Stock-Based Compensation (Continued)

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock Unit	Fair Value
	Awards	Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2015	2,370,803	$2.66
Restricted stock unit awards granted	1,820,216	1.76
Restricted stock unit awards forfeited	(171,785)	2.81
Restricted stock unit awards vested	(296,697)	3.10
Non-vested restricted stock unit awards outstanding as of March 31, 2016	3,722,537	2.18

There was $7,315 of total unrecognized compensation cost related to non-vested restricted stock unit awards granted under the Company’s equity incentive plans as of March 31, 2016.  This cost is expected to be recognized over a weighted-average period of 3.14 years.

Employee Stock Purchase Plan

In April 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which was approved by the Company’s stockholders at the 2014 annual meeting of stockholders.  The 2014 ESPP allows eligible participants to purchase shares of the Company’s common stock generally at six-month intervals, or offering periods, at a price equal to 85% of the lower of (i) the fair market value at the beginning of the offering period or (ii) the fair market value at the end of the offering period, or the purchase date. The Company’s current offering period commenced in February 2016 and will end in August 2016.

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

During the three months ended March 31, 2016, employees purchased 173,726 shares of common stock pursuant to the ESPP at an exercise price of $1.40 per share.  No more than 2,000,000 shares of common stock are reserved for future issuance under the 2014 ESPP.

The fair value for each award under the 2014 ESPP is estimated at the date of grant, at the beginning of the offering period, using a Black-Scholes option pricing model.  Calculating the fair value of the ESPP awards requires subjective assumptions, including, but not limited to, the expected term of the ESPP award and stock price volatility. The Company estimates the expected life of the awards granted under the 2014 ESPP based on the duration of the offering periods, which is six months.  The Company estimates the volatility of its common stock on the date of grant based on the historic volatility of comparable companies in its industry. Risk-free interest rates are based on yields from United States Treasury zero-coupon issues with a term consistent with the expected term of the awards in effect at the time of grant. The Company has never declared or paid any cash dividends and has no current plan to do so. Consequently, it used an expected dividend yield of zero.

There was $81 of total unrecognized compensation cost related to awards under the 2014 ESPP as of March 31, 2016. This cost is expected to be recognized over a weighted-average period of less than one year.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

11.  Net Loss Per Share of Common Stock

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Numerator:
Net loss	$(11,074)	$(6,950)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	52,372,857	51,217,220

Basic and diluted net loss per share	$(0.21)	$(0.14)

The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss per share of common stock because the effect is anti-dilutive:

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Warrants to purchase common stock	39,824	39,824
Stock option awards	7,029,538	6,922,163
Restricted stock unit awards	3,722,537	1,933,676
Total anti-dilutive securities	10,791,899	8,895,663

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2015 included in the Annual Report on Form 10-K filed with the SEC on March 15, 2016.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations.  Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on March 15, 2016.  You should not rely upon forward-looking statements as predictions of future events.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  We will disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.tremorvideo.com), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls and webcasts.

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

Our buyer platform enables advertisers, agencies and other buyers of advertising, which we collectively refer to as buyers, to discover, buy, optimize and measure the effectiveness of their video ad campaigns.  Our proprietary technology analyzes video content, detects viewer and system attributes, and leverages our large repository of stored and integrated third-party data to optimize the delivery of ad campaigns to achieve a broad spectrum of marketing goals — from targeted audience reach to more sophisticated goals such as engagement, brand lift and viewability.  Through our All-Screen optimization solution, buyers are able to choose a single campaign goal and our technology will optimize delivery of  the campaign across a broad inventory pool to find the right viewer wherever they may be watching video, eliminating the need to allocate campaign budgets to a specific screen or device.  Our advanced analytics suite enables buyers to gain a deep understanding of the drivers of campaign performance and obtain reporting on key brand performance metrics such as viewability, as well as TV-like metrics that measure reach and frequency of viewing by a particular audience.

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

To better align our solutions with the brand performance needs of buyers on a given campaign, we offer a number of different pricing models through our buyer platform, including proprietary outcome-based pricing models such as cost per-engagement, or CPE, pricing where we are compensated only when viewers actively engage with buyers’ campaigns, or cost per brand-shift, or CPS, pricing, where we are compensated only when a campaign results in a positive shift in the consumer’s favorability or intent towards a brand.  Our outcome-based pricing models typically generate higher gross margins than other campaigns running through our buyer platform that are based on more traditional CPM (cost per thousand impressions) pricing models because we are often able to serve our clients’ outcome-based goals with a lower number of purchased impressions.

We also offer a seller platform, the Tremor Video SSP, which helps suppliers of video advertising inventory, or sellers, improve yield and maximize the value of their video inventory by enabling their programmatic sales efforts.  Sellers on the Tremor Video SSP can make inventory available to buyers through an open exchange where buyers bid on inventory in a robust auction environment, or through private marketplaces so that only a specific buyer or group of invited buyers have the opportunity to purchase inventory.  Through the Tremor Video SSP, we provide sellers with the tools and controls to manage their inventory across multiple devices and platforms and offer real-time reporting that allows sellers to effectively monitor bidding activity.  Buyers connect to sellers on the Tremor Video SSP through third-party demand side platforms that are integrated directly with our seller platform.  These server-to-server integrations significantly reduce latency and bid response time.  In addition, the Tremor Video SSP is one of many inventory sources that is connected to the Tremor Video DSP; accordingly, buyers on the Tremor Video DSP are able to dynamically purchase advertising inventory on the Tremor Video SSP.

In the first quarter of 2016, we determined, based on our review of relevant accounting guidance, that revenue attributable to the Tremor Video SSP should be reported net of costs of inventory rather than on a gross basis as had previously been reported.  As a result, we concluded that our previously issued quarterly financial statements as of and for each of the quarterly periods ending March 31, June 30, and September 30, 2015, should not be relied upon and should be restated to reflect the reporting of revenue attributable to the Tremor Video SSP on a net instead of a gross basis.  This correction had the effect of decreasing both revenue and cost of revenue in the same amount in our quarterly financial statements for each such period.  The restatement had no impact on our reported gross profit, net loss or Adjusted EBITDA for any period. Our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016, included restated financial statements for each of the relevant periods and the financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 reflect the restatement.

Advertising spend transacted on our platforms has grown significantly.  Total spend (refer to “Key Metrics-Total spend”) increased from $40.6 million in the first quarter of 2015 to $51.2 million in the first quarter of 2016.  Over the same period, our revenue decreased from $38.1 million in the first quarter of 2015 to $34.6 million in the first quarter of 2016, while our gross margin increased from 42.6% to 46.9%.  The decrease in our revenue and increase in our gross margin primarily reflects the change in the relative mix of the total spend being transacted through our buyer platform, in particular with respect to non-programmatic media spend, to our seller platform, the Tremor Video SSP.  As noted above, revenue from the Tremor Video SSP is booked net of inventory costs, compared to revenue from our buyer platform, which we report on a gross basis.  Our net loss increased from $7.0 million in the first quarter of 2015 to $11.1 million in the first quarter of 2016, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) decreased from a loss of $3.9 million in 2015 to a loss of $4.2 million in 2016.

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

	Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Revenue	$34,565	$38,052
Gross margin	46.9%	42.6%
Net loss	$(11,074)	$(6,950)
Total spend	$51,230	$40,603
Adjusted EBITDA	$(4,222)	$(3,932)

Total spend

We define total spend as the aggregate gross spend transacted through our platforms. Total spend does not represent revenue earned by us and is a non-GAAP financial measure.  We believe total spend is a meaningful measurement of our operating performance because it represents the total dollar volume being spent through our platforms, and our ability to increase gross profit and cash flow is strongly correlated to our ability to increase total spend.  Total spend is a key measure used by management to assess our market share and scale, and is used to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  However, use of total spend has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. One of the limitations of total spend is that other companies, including companies in our industry, may calculate total spend or similarly titled measures differently, which reduces its usefulness as a measure of comparison to other companies in our industry.

The following table presents a reconciliation of revenue to total spend, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Revenue	$34,565	$38,052
Add: Tremor Video SSP inventory costs(1)	16,665	2,551
Total spend	$51,230	$40,603

(1)         We record revenue from our buyer platform on a gross basis, including costs of inventory.  Accordingly, for revenue generated from our buyer platform, total spend is equivalent to revenue.  We record revenue from the Tremor Video SSP net of inventory costs. Total spend through the Tremor Video SSP is equal to the revenue generated from the Tremor Video SSP plus associated costs of inventory.

Within total spend, we closely monitor the percentage contributions among the following operational metrics: programmatic; non-programmatic higher function; and non-programmatic media.  Programmatic includes all spend attributable to the Tremor Video SSP, Tremor Video DSP and agency trading desks.  We define non-programmatic higher-function as non-programmatic spend running through our buyer platform that utilizes our higher-function products, including our all-screen optimization solution and our proprietary outcome-based pricing models.  We define non-programmatic media as non-programmatic spend running through our buyer platform that is purchased without any of our higher-function products.  We track these operational metrics in order to better understand how our clients are transacting on our platforms, which informs decisions as to the allocation of resources and capital.  The table below shows the dollar and percentage contribution to total spend from each of programmatic, non-programmatic higher-function; and non-programmatic media.

	Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Programmatic spend	$26,137	$7,305
Non-programmatic higher-function spend	19,978	19,669
Non-programmatic media spend	5,115	13,629
Total spend	$51,230	$40,603

Total spend increased from $40.6 million in the first quarter of 2015 to $51.2 million in the first quarter of 2016.  The increase in total spend from the first quarter of 2015 to the first quarter of 2016 was primarily driven by a substantial increase in programmatic spend, particularly as relates to the Tremor Video SSP, which was partially offset by a decrease in non-programmatic media spend.  Non-programmatic higher-function spend was relatively flat year-over-year.  We believe that programmatic spend will continue to increase as a percentage of total spend in future periods, while total spend from non-programmatic media will continue to decrease, as buyers continue to look towards automated solutions for the buying and selling of video advertising.

Adjusted EBITDA

Adjusted EBITDA represents our net loss before interest and other (income) expense, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation expense, executive severance costs, acquisition-related costs, litigation costs associated with class action securities litigation, and mark-to-market expense and other adjustments.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is a non-GAAP financial measure. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (e) Adjusted EBITDA does not reflect litigation costs associated with class action securities litigation, executive severance costs, or costs related to other adjustments; and (f) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Net loss	$(11,074)	$(6,950)
Adjustments:
Depreciation and amortization expense	2,239	1,777
Stock-based compensation expense	964	1,108
Executive severance costs(1)	105	—
Other adjustments(2)	520	—
Acquisition-related costs(3)	1,219	—
Provision for income taxes	326	122
Mark-to-market expense(4)	1,044	—
Litigation costs	181	4
Stock-based long-term incentive compensation(5)	—	19
Total interest and other expense (income), net	254	(12)
Total net adjustments	6,852	3,018
Adjusted EBITDA	$(4,222)	$(3,932)

(1)         Reflects severance costs related to the termination of certain executives.

(2)         Reflects amounts accrued in connection with a one-time change in our employee vacation policy.

(3)         Reflects acquisition-related costs incurred in connection with our acquisition of TVN.  Includes $1,206 in compensation-related expenses related to contingent consideration payments that may become due to certain TVN sellers that are subject to continued employment.  Refer to notes 3 and 6 in notes to consolidated financial statements.

(4)         Reflects expense incurred based on the Company’s re-measurement, at March 31, 2016, of the estimated fair value of earn-out payments that may become due in connection with the acquisition of TVN and which are not conditioned on continued employment with the Company. Refer to notes 3 and 6 in notes to consolidated financial statements.

(5)         Reflects amounts accrued for the 2015 plan year, net of forfeitures.

Components of Operating Results

We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue

We generate revenue from buyers and sellers who use our platforms for the purchase and sale of video advertising inventory.

Through our buyer platform, we generate revenue by delivering video advertising campaigns for buyers.   We offer a number of different pricing models for buyers, including outcome-based pricing models where we are compensated only when viewers take certain actions or when certain campaign results are achieved, CPM-based pricing models based on the total number of ad impressions delivered, and campaigns priced with a guaranteed demographic reach, or demo guarantees, where a buyer pays based on the number of ad impressions delivered to a specific demographic.  For campaigns sold on a CPM-basis we recognize revenue upon delivery of impressions, and for campaigns priced with demo guarantees we recognize revenue upon delivery of impressions to a specific target demographic.  With respect to our outcome-based pricing models, we recognize revenue only when the specified action is taken or campaign result is achieved.  Revenue generated from our buyer platform is reported on a gross basis, based primarily on our determination that we act as the primary obligor in the delivery of advertising campaigns for buyers on our buyer platform.

Through our seller platform, which was launched in 2015, we generate revenue by providing sellers with programmatic tools to improve yield and maximize the value of their video inventory. For transactions executed through our seller platform, we act as the agent on behalf of the seller that is making its inventory available to buyers.  Revenue is recognized when the buyer purchases video advertising inventory from the seller on our seller platform.  Revenue generated from the Tremor Video SSP is reported net of inventory costs that we remit to sellers.

In prior periods we also generated revenue through the licensing of our analytics.  The license fees for our licensed analytics solutions were based on the number of impressions being analyzed in a given month.  We have discontinued selling our licensed analytics solutions as of December 31, 2015.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue primarily represents video advertising inventory costs, research costs, third-party hosting fees, and third-party serving fees incurred to deliver video ads.  Cost of revenue also includes costs from our licenses from third-party data providers utilized in our platforms.  We recognize cost of revenue on a seller-by-seller basis upon delivery of an ad impression. Substantially all of our cost of revenue for our buyer platform is attributable to video advertising inventory costs under seller contracts. Cost of revenue from our seller platform primarily consists of third party hosting fees.

Certain of our contracts with sellers contain minimum percentage fill rates on qualified video ad requests, which effectively means that we must purchase this inventory from our exclusive publishers even if we lack a video advertising campaign to deliver.  We recognize the difference between our contractually required fill rate and the number of video ads actually delivered by us on the seller’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Historically, the impact of the difference between the contractually required fill rate and the number of ads delivered has not been material.  Costs owed to sellers but not yet paid are recorded in our consolidated balance sheets and included as part of accounts payable and accrued expenses.

Gross margin is our gross profit expressed as a percentage of our total revenue. For our buyer platform, our gross margin is primarily impacted by video advertising inventory costs associated with delivering our advertisers campaigns relative to the revenue we generate from delivering such campaigns. Historically our gross margin on our buyer platform has been positively affected by the relative contribution to our revenue from non-programmatic higher-function campaigns compared to non-programmatic media campaigns, which are purchased on a CPM or demo guaranteed basis. Because we book campaigns from our seller platform net of inventory costs, campaigns running through the Tremor Video SSP generate substantially higher margins than campaigns running through our buyer platform, which is reported on a gross basis. As a result, our gross margin is significantly influenced by the relative mix of revenue from our seller platform and buyer platform.

Operating Expenses

Operating expenses consist of technology and development, sales and marketing, general and administrative, and depreciation and amortization expenses.  Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of these expense categories other than depreciation and amortization expenses.  We include stock-based compensation expense in connection with the grant of stock option awards or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function.

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

Sales and Marketing Expense.  Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing, creative and sales and sales support employees.  Additional expenses in this category include marketing programs, consulting, travel and other related overhead.  We expect our sales and marketing expense to increase in the foreseeable future to support our continued growth.

General and Administrative Expense. General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees.  Included in general and administrative expenses are consulting and professional fees, including legal, accounting and investor relations fees, insurance, and costs associated with compliance with the Sarbanes-Oxley Act and other public company corporate expenses, travel and other related overhead.  We expect our general and administrative expenses to increase in absolute dollars as a result of the continuing growth of our business.

Depreciation and Amortization Expense. Depreciation and amortization expense primarily consists of our depreciation expense related to investments in property, equipment and software as well as the amortization of certain intangible assets.

Mark-to-Market Expense. Mark-to-market expense consists primarily of expense related to contingent consideration incurred in connection with our acquisition of The Video Network Pty Ltd. (“TVN”) in August 2015 (refer to notes 3 and 6 in notes to consolidated financial statements).

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net consist primarily of interest income, interest expense, and foreign exchange transaction gains and losses.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense consists primarily of the interest incurred on our then-outstanding borrowings under our credit facility.  As of March 31, 2016 and 2015, we did not have any outstanding borrowings under our credit facility.

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

	Three Months Ended
	March 31,
	2016		2015
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$34,565	100.0%	$38,052	100.0%
Cost of revenue	18,347	53.1	21,859	57.4
Gross profit	16,218	46.9	16,193	42.6
Operating expenses:
Technology and development	5,843	16.9	4,951	13.0
Sales and marketing	12,664	36.6	11,961	31.4
General and administrative	4,922	14.2	4,344	11.4
Depreciation and amortization	2,239	6.5	1,777	4.7
Mark-to-market	1,044	3.0	—	—
Total operating expenses	26,712	77.2	23,033	60.5
Loss from operations	(10,494)	(30.3)	(6,840)	(18.0)
Total interest and other (expense) income, net	(254)	(0.7)	12	—
Loss before provision for income taxes	(10,748)	(31.0)	(6,828)	(18.0)
Provision for income taxes	326	1.0	122	0.3
Net loss	$(11,074)	(32.0)%	$(6,950)	(18.3)%

Comparison for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Revenue	$34,565	$38,052	$(3,487)	(9.2)%

Revenue

Our revenue during the three months ended March 31, 2016 decreased to $34.6 million from $38.1 million for the same period in 2015, despite an increase in total spend over the same period to $51.2 million from $40.6 million.  The decrease in our revenue was primarily attributable to a change in the relative mix of the total spend being transacted through our buyer platform, in particular with respect to non-programmatic media spend, and the Tremor Video SSP.  Revenue from the Tremor Video SSP is booked net of inventory costs, compared to revenue from our buyer platform, which we report on a gross basis.  Accordingly, each dollar spent through our buyer platform equates to a dollar of recognized revenue, while for our seller platform only a fraction of each dollar spent is recognized as revenue.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$18,347	$21,859	$(3,512)	(16.1)%
Gross profit	16,218	16,193	25	0.2%
Gross margin	46.9%	42.6%

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue during the three months ended March 31, 2016 decreased to $18.3 million from $21.9 million for the same period in 2015.  The decrease reflects a $3.9 million reduction in video advertising inventory costs, which were partially offset by a $0.4 million increase in costs related to data, ad serving, hosting and research driven by an increase in the total spend being transacted through our platform. Our gross profit increased by $0.1 million compared to the prior year period, reflecting a revenue decrease of $3.4 million year-over-year, which was more than offset by a decrease in our cost of revenue of $3.5 million year-over-year.

Our gross margin increased to 46.9% for the three months ended March 31, 2016 from 42.6% for the same period in 2015.  The increase in our gross margin is largely due to a change in the relative mix of the total spend being transacted through our buyer platform and the Tremor Video SSP compared to the prior year period.  Revenue from the Tremor Video SSP generates substantially higher gross margins than our buyer platform since it is recorded net of inventory costs.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$5,843	$4,951	$892	18.0%
% of total revenue	16.9%	13.0%

Technology and Development Expense

The increase in technology and development expense during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily attributable to a $0.9 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, as we continued to invest in technology and development efforts, in particular with respect to our Tremor Video DSP and Tremor Video SSP solutions.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$12,664	$11,961	$703	5.9%
% of total revenue	36.6%	31.4%

Sales and Marketing Expense

The increase in sales and marketing expense during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was attributable to a $1.1 million increase in compensation, which was partially offset by a decrease of $0.4 million in marketing costs.  The $1.1 million increase in compensation expense was primarily attributable to $1.2 million of expenses related to contingent payments that may become due in connection with our acquisition of TVN to former stockholders of TVN who remained employed following the acquisition (refer to notes 3 and 6 in notes to consolidated financial statements).

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$4,922	$4,344	$578	13.3%
% of total revenue	14.2%	11.4%

General and Administrative Expense

The increase in general and administrative expense during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily attributable to an increase of $0.5 million in accounting and legal fees and a $0.1 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$2,239	$1,777	$462	26.0%
% of total revenue	6.5%	4.7%

Depreciation and Amortization Expense

The increase in depreciation and amortization expense during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily attributable to additional leasehold improvements to our office spaces and purchases of computer hardware and software related to our third-party data center hosting facilities.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Mark-to-market expense	$1,044	$—	$1,044	100.0%
% of total revenue	3.0%	—%

Mark-to-Market Expense

The increase in our mark-to-market expense during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was attributable to a $1.0 million increase in mark-to-market expenses related to the Company’s re-measurement, at March 31, 2016, of the estimated fair value of contingent consideration that may become due in connection with the acquisition of TVN (refer to notes 3 and 6 in the notes to consolidated financial statements).

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Total interest and other (expense) income, net	$(254)	$12	$(266)	N/A
% of total revenue	(0.7)%	—%

Interest and Other (Expense) Income, Net

The decrease in our interest and other (expense) income, net, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily attributable to a net $0.3 million loss on the subleasing of office space.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$326	$122	$204	167.2%
% of total revenue	1.0%	0.3%

Provision for income taxes

The increase in our provision for income taxes during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily attributable to an increase in estimated taxes incurred in our foreign jurisdictions.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of
	March 31,
	2016	2015
	(dollars in thousands)
Cash and cash equivalents	$56,444	$74,676
Accounts receivable, net of allowance for doubtful accounts	52,966	43,355
Working capital	65,560	83,885

Our cash and cash equivalents at March 31, 2016 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

Cash and Cash Equivalents

Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $56.4 million and $59.9 million as of March 31, 2016 and December 31, 2015, respectively.

Credit Facility

We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility, which was amended in October 2014, we can incur revolver borrowings up to the lesser of $32.5 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.25% of any unused borrowing capacity.  This fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10.0 million.  The credit facility also includes a letter of credit, foreign exchange and cash management facility in an aggregate amount of $2.5 million.  The credit facility matures in December 2016.  While we had no outstanding borrowings under the credit facility as of March 31, 2016 and December 31, 2015, our lender has issued standby letters of credit in favor of the landlord of our headquarters totaling $2.3 million, which can be drawn down from amounts available under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  We are also required to maintain all of our cash and cash equivalents at accounts with the lender, unless we maintain at least $30.0 million of cash and cash equivalents with the lender, in which case we can maintain the excess with another banking institution. We were in compliance with all covenants as of March 31, 2016 and through the date of this filing.

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

Share Repurchase Program

On March 29, 2016, we announced that our Board of Directors approved a share repurchase program, under which we are authorized to purchase up to $15.0 million of our common stock over an eighteen month period commencing March 25, 2016.  The repurchases may be made, from time to time, in the open market or by privately negotiated transactions, and are expected to be funded from cash on hand.  The number of shares to be repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, share price, trading volume and general market conditions, along with working capital requirements, general business conditions and other factors.  The share repurchase program may be suspended, modified or discontinued at any time. As of March 31, 2016 no shares had been repurchased.

Historical Cash Flows

The following table summarizes our historical cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Net cash used in:
Operating activities	$(2,089)	$(1,816)
Investing activities	(1,174)	(1,108)
Financing activities	(215)	(127)

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

During the three months ended March 31, 2016, our net cash used in operating activities was $2.1 million and consisted of a net loss of $11.1 million, partially offset by $5.8 million in adjustments for non-cash items and $3.2 million in net cash provided by changes in working capital.  Net loss was primarily driven by expansion of our operations, our investment in technology and development and sales personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of $2.2 million in depreciation and amortization expense, $1.0 million in non-cash stock-based compensation expense, $2.3 million in expense related to our acquisition of TVN and $0.3 million other net adjustments for non-cash items.  The increase in cash resulting from changes in our working capital during the three months ended March 31, 2016 consisted of a $18.0 million decrease in accounts receivable, primarily driven by seasonality, as well as a $0.1 million increase in deferred rent, which was partially offset by a $14.9 million net decrease in accounts payable and accrued expenses and net other working capital, primarily driven by incentive compensation payments and an increase in amounts due to publishers for inventory costs under our publisher contracts.

During the three months ended March 31, 2015, our net cash used in operating activities was $1.8 million and consisted of a net loss of $7.0 million, partially offset by $2.9 million in adjustments for non-cash items and $2.3 million in net cash provided by changes in working capital.  Net loss was primarily driven by expansion of our operations, our investment in technology and development and sales personnel to facilitate our growth and non-cash charges.  Adjustments for non-cash items primarily consisted of $1.8 million in depreciation and amortization expense and $1.1 million in non-cash stock-based compensation expense and other net adjustments for non-cash items.  The increase in cash resulting from changes in our working capital during the three months ended March 31, 2015 consisted of a $3.3 million decrease in accounts receivable, primarily driven by seasonality, which was partially offset by a $1.1 million net decrease in accounts payable and accrued expenses and net other working capital, primarily driven by incentive compensation payments, partially offset by an increase in amounts due to publishers for inventory costs under our publisher contracts.

Investing Activities

Our investing activities consist of net cash used for purchases of property and equipment and changes in our restricted cash.

For the three months ended March 31, 2016 and 2015, our net cash used in investing activities was $1.2 million and $1.1 million, respectively.  For the three months ended March 31, 2016, net cash used in investing activities consisted of $0.9 million used to purchase property and equipment and an increase in restricted cash of $0.3 million for a letter of credit.  For the three months ended March 31, 2015, net cash used in investing activities consisted of $1.1 million used to purchase property and equipment.

Financing Activities

Our financing activities consist of net cash used for tax payments on behalf of employees related to net share settlements of restricted stock unit awards and proceeds received from the exercise of stock option awards.

For the three months ended March 31, 2016, our net cash used in financing activities was $0.2 million, which consisted of tax payments on behalf of employees related to net share settlements of restricted stock unit awards.

For the three months ended March 31, 2015, our net cash used in financing activities was $0.1 million, which consisted of tax payments on behalf of employees related to net share settlements of restricted stock unit awards.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission on March 15, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to changes in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into hedging arrangements to manage the risks described below.

Interest Rate Risk

We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2016 and sustained through the period ended March 31, 2016, would not have been material.  We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

We were exposed to market risks related to fluctuations in interest rates related to our $32.5 million credit facility where an increase in interest rates may result in higher borrowing costs.  Since we currently do not have any outstanding borrowings under our credit facility, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Foreign Currency Exchange Risk

Due to our international operations, we are exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars.  Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses primarily in Canada, Singapore and the United Kingdom.  In addition, on August 3, 2015, we acquired a business located in Australia, which exposes us to non-U.S. dollar denominated revenues and costs in Australia.  In addition, in connection with the acquisition we owe future payments that are denominated in Australian dollars (refer to note 6 in notes to the consolidated financial statements).  The effect of a 10% increase or decrease in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented.  Substantially all of our advertiser contracts are currently denominated in U.S. dollars.  Therefore, we have minimal foreign currency exchange risk with respect to our revenue.  These exposures may change over time as our business practices evolve and if our exposure increases, adverse movements in foreign currency exchanges rates could have a material adverse impact on our financial results.

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

As described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2015, we identified a material weakness in our internal control over financial reporting related to principal-agent considerations around revenue recognition and determined that revenue generated by the Tremor Video SSP should be reported net of inventory costs rather than on a gross basis. As a result, we restated our quarterly financial statements for the quarterly periods ending March 31, June 30, and September 30, 2015 to reflect the revenue attributable to the Tremor Video SSP on a net instead of a gross basis and concluded that our internal control over financial reporting was not effective as of December 31, 2015.

To remediate the material weaknesses in our internal control over financial reporting described above, during the first quarter of 2016, we developed enhanced processes and procedures related to the review of principal-agent considerations around revenue.  Management is continuing to evaluate the effectiveness of our disclosure controls and procedures, including these enhanced processes and procedures.  Such controls have not been in operation for a sufficient period of time to allow management to conclude that, as of March 31, 2016, our controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

While our management, including our Chief Executive Officer and Chief Financial Officer, design our disclosure controls and procedures and internal control over financial reporting to provide reasonable assurance of achieving their objectives, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake and, as discussed above, for the year ended December 31, 2015 we identified a material weakness in our internal control over financial reporting.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

In November 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, our directors, and certain of our executive officers, alleging certain misrepresentations by us in connection with our initial public offering concerning our business and prospects.  On March 5, 2015, the District Court granted our motion to dismiss the lawsuit and entered judgment in our favor and on February 8, 2016, the United States Court of Appeals for the Second Circuit confirmed the judgment of the District Court.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors as compared to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)        Recent Sales of Unregistered Equity Securities

None.

(b)        Use of Proceeds

None.

(c)         Issuer Purchases of Equity Securities

On March 29, 2016 we announced that our Board of Directors approved a share repurchase program, under which we are authorized to purchase up to $15.0 million of our common stock over an eighteen month period commencing March 25, 2016. The share repurchase program may be suspended, modified or discontinued at any time.  As of March 31, 2016 no shares have been repurchased under the share repurchase program.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)        List of Exhibits

Exhibit Number	Exhibit Description

10.1+*	Second Amendment to the Agreement of Lease, by and between the Company and Paramount Leasehold, L.P., dated as of October 27, 2014

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification Pursuant of Principal Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification Pursuant of Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMOR VIDEO, INC.

By:	/s/ William Day
William Day
President and Chief Executive Officer

Date: May 10, 2016

TREMOR VIDEO, INC.

By:	/s/ John S. Rego
John S. Rego
Senior Vice President and Chief Financial Officer

Date: May 10, 2016