Form 10-Q
period 2016-09-30
TREMOR VIDEO INC.
filed 2016-11-09
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, there were 51,957,394 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TREMOR VIDEO, INC.

FORM 10-Q

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,552	$59,887
Accounts receivable, net of allowance for doubtful accounts of $7 and $69 as of September 30, 2016 and December 31, 2015, respectively	60,364	70,778
Prepaid expenses and other assets	2,671	3,721
Total current assets	110,587	134,386
Long-term assets:
Deferred tax assets	3	—
Restricted cash	770	600
Property and equipment, net of accumulated depreciation of $10,134 and $6,716 as of September 30, 2016 and December 31, 2015, respectively	9,308	10,094
Intangible assets, net of accumulated amortization of $27,746 and $24,488 as of September 30, 2016 and December 31, 2015, respectively	8,128	11,469
Goodwill	10,863	10,781
Other assets	1,159	794
Total long-term assets	30,231	33,738
Total assets	$140,818	$168,124

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$49,053	$58,742
Deferred rent, short-term	485	401
Contingent consideration on acquisition, short-term	1,608	987
Deferred revenue	48	108
Total current liabilities	51,194	60,238
Long-term liabilities:
Deferred rent	6,383	5,237
Contingent consideration on acquisition	—	443
Deferred tax liabilities	502	510
Other liabilities	—	264
Total liabilities	58,079	66,692
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of September 30, 2016 and December 31, 2015, respectively; 52,391,921 and 52,214,384 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	5	5
Treasury stock, at cost — 799,508 and 0 shares, respectively	(1,516)	—
Additional paid-in capital	282,630	279,136
Accumulated other comprehensive loss	(180)	(55)
Accumulated deficit	(198,200)	(177,654)
Total stockholders’ equity	82,739	101,432
Total liabilities and stockholders’ equity	$140,818	$168,124

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$41,281	$41,624	$112,953	$122,080
Cost of revenue	22,698	24,024	60,952	70,277
Gross profit	18,583	17,600	52,001	51,803

Operating expenses:
Technology and development	4,935	5,147	15,823	14,869
Sales and marketing	11,403	12,112	35,409	35,780
General and administrative	3,609	4,034	12,605	13,083
Depreciation and amortization	2,358	2,322	6,922	6,055
Impairment charges	—	22,665	—	22,665
Mark-to-market	6	—	1,095
Total operating expenses	22,311	46,280	71,854	92,452

Loss from operations	(3,728)	(28,680)	(19,853)	(40,649)

Interest and other (expense) income, net:
Interest expense	(4)	(2)	(19)	(7)
Other (expense) income, net	72	79	(213)	102
Total interest and other (expense) income, net	68	77	(232)	95

Loss before provision for income taxes	(3,660)	(28,603)	(20,085)	(40,554)

Provision for income taxes	(43)	19	461	258

Net loss	$(3,617)	$(28,622)	$(20,546)	$(40,812)

Net loss per share:
Basic and diluted	$(.07)	$(0.55)	$(.39)	$(0.79)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	52,473,601	51,875,785	52,493,099	51,515,285

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(3,617)	$(28,622)	$(20,546)	$(40,812)
Other comprehensive loss:
Foreign currency translation adjustments	(122)	(125)	(125)	(176)
Comprehensive loss	$(3,739)	$(28,747)	$(20,671)	$(40,988)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders’
	Share	Amount	Stock	Capital	Loss	Deficit	Equity
Balance as of December 31, 2015	52,214,384	$5	$—	$279,136	$(55)	$(177,654)	$101,432
Common stock issued for settlement of restricted stock unit awards (RSUs), net of 226,541 shares withheld to satisfy income tax withholding obligations	468,389	—	—	(105)	—	—	(105)
Common stock issuance in connection with employee stock purchase plan	350,283	—	—	500	—	—	500
Exercise of stock option awards	158,373	—	—	150	—	—	150
Treasury stock — repurchase of stock	(799,508)	—	(1,516)	—	—	—	(1,516)
Stock-based compensation expense	—	—	—	2,949	—	—	2,949
Net loss	—	—	—	—	—	(20,546)	(20,546)
Foreign currency translation adjustment	—	—	—	—	(125)	—	(125)
Balance as of September 30, 2016	52,391,921	$5	$(1,516)	$282,630	$(180)	$(198,200)	$82,739

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(20,546)	$(40,812)
Adjustments required to reconcile net loss to net cash used in operating activities:
Impairment charges	—	22,665
Depreciation and amortization expense	6,922	6,055
Loss from sublease	341	—
Bad debt recovery	(61)	(8)
Mark-to-market expense	1,095	—
Compensation expense related to the acquisition contingent consideration	2,751	—
Stock-based compensation expense	2,949	3,177
Stock-based long-term incentive compensation expense	—	262
Loss on disposal of property and equipment	23	—
Net changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,590	(5,476)
Decrease in contingent consideration on acquisition	(3,406)	—
Decrease (increase) in prepaid expenses, other current assets and other long-term assets	682	(1,129)
(Decrease) increase in accounts payable and accrued expenses	(9,815)	8,009
Increase in deferred rent and security deposits payable	889	3,763
Decrease in deferred tax liability	(8)	—
Increase in restricted cash	(170)	—
(Decrease) increase in deferred revenue	(60)	66
Net cash used in operating activities	(7,824)	(3,428)

Cash flows from investing activities:
Purchase of property and equipment	(2,727)	(7,154)
Acquisition, net of cash acquired	—	(1,191)
Net cash used in investing activities	(2,727)	(8,345)

Cash flows from financing activities:
Proceeds from common stock issuance	500	—
Decrease in contingent consideration on acquisition	(431)	—
Proceeds from the exercise of stock options awards	150	106
Treasury stock — repurchase of stock	(1,516)	—
Tax withholdings related to net share settlements of restricted stock unit awards (RSUs)	(405)	(463)
Net cash used in financing activities	(1,702)	(357)

Net decrease in cash and cash equivalents	(12,253)	(12,130)

Effect of exchange rate changes in cash and cash equivalents	(82)	(126)

Cash and cash equivalents at beginning of period	59,887	77,787
Cash and cash equivalents at end of period	$47,552	$65,531

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$925	$416
Cash paid for interest expense	$10	$5

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for settlement of RSU’s	$836	$1,107
Contingent consideration on acquisition	$—	$956
Purchase of property and equipment in accounts payable and accrued expenses	$110	$157

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

Prior Year Presentation

As discussed in our Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016, the previously issued quarterly financial statements for the three and nine months ended September 30, 2015 have been restated to reflect the reporting of revenue attributable to the Company’s seller platform on a net instead of a gross basis.  The restatement has the effect of decreasing both revenue and cost of revenue in a like amount in such financial statements, and has no impact on reported gross profit and net loss.

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

During the three and nine months ended September 30, 2016 and 2015, there were no advertisers that accounted for more than 10% of revenue.  At September 30, 2016 and December 31, 2015, there were no advertisers that accounted for more than 10% of outstanding accounts receivable.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2016-15 — Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued Accounting Standards Update (“ASU”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that the update will have on its consolidated financial statements and related disclosures.

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

FASB Accounting Standards Update No. 2014-15 — Presentation of Financial Statements—Going Concern

In August 2014, the FASB issued an ASU that provides accounting guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  This update is effective for annual and interim periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is currently evaluating the adoption method to apply and the impact that the update will have on its consolidated financial statements and related disclosures.

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

•            Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•            Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2016						December 31, 2015
	(unaudited)
	Level 1		Level 2		Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)		$33,675		$—	$—	$33,675	$41,584	$—	$—	$41,584
Total assets		$33,675		$—	$—	$33,675	$41,584	$—	$—	$41,584
Liabilities:
Contingent consideration on acquisition liability(2)	$		$		$1,608	$1,608	$—	$—	$1,430	$1,430
Total liabilities	$		$		$1,608	$1,608	$—	$—	$1,430	$1,430

(1)         Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $13,877 and $18,303 of operating cash balances as of September 30, 2016 and December 31, 2015, respectively.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

3.       Fair Value Measurements (Continued)

(2)         On the Acquisition Date, the Company acquired all of the outstanding shares of TVN.  In connection with the acquisition, the former stockholders of TVN (“TVN Sellers”) are eligible to receive future cash payments over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones in each of the periods from July 1, 2015 to June 30, 2016 (the “Year 1 Earn-Out Period”) and the period from July 1, 2016 to June 30, 2017 (the “Year 2 Earn-Out Period”), a portion of which is also contingent on continued employment of certain TVN Sellers (the “TVN Employee Sellers”) by the Company. In estimating the fair value of the contingent consideration, the Company used a Monte-Carlo valuation model based on future expectations on reaching financial milestones, other management assumptions (including operating results, business plans, anticipated future cash flows, and marketplace data), and the weighted-probabilities of possible payments. These assumptions were based on significant inputs not observed in the market and, therefore, represent a Level 3 measurement. Subsequent to the date of acquisition, the Company re-measured the estimated fair value of the contingent consideration at each reporting date with any changes in fair value recorded in the Company’s statements of operations. Any changes in the unobservable inputs could significantly impact the estimated fair value of the contingent consideration.

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table represents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the nine months ended September 30, 2016:

2016
Beginning balance at January 1, 2016	$1,430
Compensation expense(1)	2,751
Mark-to-market expense(2)	1,095
Contingent consideration payments(3)	(3,837)
Foreign currency translation adjustment	169
Ending balance at September 30, 2016	$1,608

(1)         Represents contingent consideration attributable to the TVN Employee Sellers that has been recorded during the nine months ended September 30, 2016. As of September 30, 2016, the Company estimated the fair value of the remaining contingent consideration that may become due to the TVN Employee Sellers based on the performance of TVN during the Year 2 Earn-Out Period to be $3,250 Australian Dollars. The Company is recording this expense over the twelve month period ending June 30, 2017 and has recorded $813 Australian Dollars ($616 U.S. Dollars) for the three and nine month periods ended September 30, 2016 for the Year 2 Earn-Out Period. Refer to the table above regarding assumptions used for Level 3 instruments, and note 6 for further discussion of contingent consideration payments owed in connection with the Company’s acquisition of TVN.

(2)         Reflects expense incurred based on the Company’s re-measurement, at September 30, 2016, of the estimated fair value of the contingent consideration relating to the TVN Sellers that are not required to remain employed with the Company as a condition to earning such contingent consideration. Amounts recorded as mark-to-market expense relating to Level 3 instruments are recorded in operating expense.  Refer to the table above regarding assumptions used for Level 3 instruments, and note 6 for further discussion of contingent consideration payments owed in connection with the Company’s acquisition of TVN.

(3)         During the three months ended September 30, 2016, the Company paid the TVN Employee Sellers and other TVN Sellers, $2,741 and $1,096, respectively, based on the performance of TVN during the Year 1 Earn-Out Period.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

4.       Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	September 30,	December 31,
	2016	2015
	(unaudited)
Prepaid expenses and other current assets	$1,400	$2,790
Prepaid rent	20	165
Leasehold improvement incentives(1)	1,251	766
Total prepaid expenses and other current assets	$2,671	$3,721

(1)         This item represents amounts due to the Company related to its office lease for its new principal executive offices, with a corresponding amount recorded as part of deferred rent liability.

5.       Property and Equipment, Net

Property and equipment, net consisted of:

	September 30,	December 31,
	2016	2015
	(unaudited)
Computer hardware	$7,754	$6,774
Furniture and fixtures	1,649	1,636
Leasehold improvements	8,441	6,863
Computer software	1,397	1,344
Office equipment	201	193
Total property and equipment	19,442	16,810
Less: accumulated depreciation	(10,134)	(6,716)
Total property and equipment, net of accumulated depreciation	$9,308	$10,094

The depreciation expense related to property and equipment was $1,213 and $1,036 for the three months ended September 30, 2016 and 2015, respectively, and $3,508 and $2,351 for the nine months ended September 30, 2016 and 2015, respectively.

For the three and nine months ended September 30, 2016, the Company recorded a net loss of $0 and $341, respectively on the subleasing of office space included within other (expense) income, net in the Company’s consolidated statements of operations.

The Company recorded a $566 (includes disposal costs of $22) impairment charge during the three and nine months ended September 30, 2015. This impairment charge represents the remaining net carrying value related to certain property and equipment located at its former headquarters, which were vacated in the second quarter of 2015, that were impaired during the third quarter of 2015 based on changes in expected use of the asset that indicated the carrying amount may not be recoverable.  Accordingly, the Company recorded a reduction of $2,251 to the cost and $1,707 to the accumulated depreciation balances

6.       Acquisition

On the Acquisition Date, the Company acquired all of the outstanding shares of TVN.  As consideration for the acquisition of the equity of TVN, the Company made an initial payment to the TVN Sellers of $3,040 Australian dollars ($2,217 U.S. dollars based on the currency exchange rate on the Acquisition Date), subject to certain adjustments as set forth in the acquisition agreement, and is required to make payments of $380 Australian dollars on each of the first and second anniversary of the closing, respectively. Subsequent to the Acquisition Date, the Company paid an additional $661 Australian dollars ($482 U.S. dollars based on the currency exchange rate on the payment date) to the TVN Sellers for certain working capital adjustments.

In addition, the TVN Sellers are eligible to receive future cash payments of up to $10,470 Australian Dollars over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones in each of the Year 1 Earn-Out Period and Year 2 Earn-Out Period. As of the Acquisition Date, the Company estimated the fair value of the contingent consideration to be $2,822. During the three months ended September 30, 2016 the Company paid the TVN Sellers $4,990 Australian Dollars ($3,837 U.S. Dollars based on the currency exchange rate on the date of payment, August 16, 2016) based on the performance of TVN during the Year 1 Earn-Out Period.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

6.       Acquisition (Continued)

As of September 30, 2016, the Company re-measured the fair value of the contingent consideration for the Year 2 Earn-Out Period to be $4,550 Australian Dollars ($3,464 U.S. Dollars). Refer to note 3 for further discussion on assumptions used to estimate the fair value of the contingent consideration.

For the TVN Employee Sellers, the payment of the contingent cash consideration is dependent upon continued employment through the date of payment. As a result, the fair value of the contingent cash consideration relating to such TVN Sellers was not recorded within goodwill and intangible assets as part of the purchase accounting; instead, such amounts have been or will be recorded within sales and marketing expenses over the Earn-Out Period.  For the TVN Sellers that are not required to maintain continued employment in order to earn contingent consideration, the Company recorded the contingent consideration as part of goodwill and intangible assets based on the fair value of the contingent consideration on the date of acquisition and subsequent changes in fair value are recorded as mark-to-market expense in the Company’s consolidated statements of operations. Refer to note 3 above.

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

7.       Goodwill and Intangible Assets, Net

During the three months ended September 30, 2015, based on a decrease in the Company’s market capitalization below the carrying value of its net assets, the Company determined that an impairment indicator was present.  The Company performed an interim impairment test on its assets and, based on such test, recorded a goodwill impairment charge of $20,890 and an intangible asset impairment charge of $1,209 for the three and nine months ended September 30, 2015.

8.       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2016	2015
	(unaudited)
Trade accounts payable	$37,900	$42,692
Accrued compensation, benefits and payroll taxes(1)	4,597	8,423
Accrued cost of sales	5,370	5,127
Other payables and accrued expenses	1,186	2,500
Total accounts payable and accrued expenses	$49,053	$58,742

(1)         At December 31, 2015, accrued compensation, benefits and payroll taxes includes $491 of stock-based long-term incentive compensation expense related to the Company’s long-term sales incentive compensation plan for the 2015 plan year.  Payments earned under the plan for the 2015 plan year were made in stock-based awards to participants that were employed with the Company at June 30, 2016. This amount was paid in August 2016.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

8.       Accounts Payable and Accrued Expenses  (Continued)

If any participant in the Company’s long-term sales incentive compensation plan was not employed on June 30, 2016, such participant forfeited any rights to receive payments under the plan for the 2015 plan year.  The Company terminated its long-term sales incentive compensation plan effective January 1, 2016.

9.       Changes in Accumulated Other Comprehensive (Loss) Income

The following tables provide the components of accumulated other comprehensive (loss) income:

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at July 1, 2016	(58)	$(58)
Other comprehensive loss(1)	(122)	(122)
Ending balance at September 30, 2016	$(180)	$(180)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at July 1, 2015	$47	$47
Other comprehensive loss(1)	(125)	(125)
Ending balance at September 30, 2015	$(78)	$(78)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2016	$(55)	$(55)
Other comprehensive loss(1)	(125)	(125)
Ending balance at September 30, 2016	$(180)	$(180)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2015	$98	$98
Other comprehensive loss(1)	(176)	(176)
Ending balance at September 30, 2015	$(78)	$(78)

(1)         For the three and nine months ended September 30, 2016 and 2015, there were no reclassifications to or from accumulated other comprehensive (loss) income.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

10.       Commitments and Contingencies

Legal Contingencies

The Company is occasionally involved with various claims and litigation during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of September 30, 2016 and December 31, 2015, no reserves were recorded.  The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any.  Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements.

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

11.  Stock-Based Compensation

The Company included stock-based compensation expense related to its stock-based awards in various operating expense categories for the three and nine months ended September 30, 2016 and 2015 as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Technology and development	$237	$209	$699	$641
Sales and marketing(1)	325	376	1,092	1,179
General and administrative	398	337	1,158	1,357
Total stock-based compensation expense	$960	$922	$2,949	$3,177

(1)         Includes $5 in stock-based compensation expense related to a non-employee consultant, which was settled in cash in lieu of stock during the nine months ended September 30, 2015.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

11.  Stock-Based Compensation (continued)

Stock Option Awards Outstanding

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of September 30, 2016:

	Number of	Weighted
	Stock Option	Average
	Awards	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2015(1)	7,006,472	$3.79
Stock option awards granted(2)	325,000	1.69
Stock option awards forfeited	(538,272)	4.57
Stock option awards exercised	(158,373)	0.95
Stock option awards outstanding as of September 30, 2016	6,634,827	3.69
Stock option awards vested and exercisable as of September 30, 2016	5,068,777	4.04

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

(2)         Includes employment inducement awards granted to the Company’s newly appointed Chief Marketing Officer (“CMO”) on September 26, 2016. These awards were comprised of stock option awards issued to the CMO to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.59 per share. These awards were issued outside of the Company’s stockholder approved equity compensation plans, but are generally subject to the same terms and conditions as applied to awards granted under the Company’s 2013 Plan.

Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

11.  Stock-Based Compensation (Continued)

Other selected information is as follows:

	Nine months Ended September 30,
	2016	2015
	(unaudited)
Aggregate intrinsic value of stock option awards exercised	$149	311

Weighted-average grant-date fair value per share of stock option awards granted	.57	.84

Cash proceeds received from stock option awards exercised	150	106

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

There was $1,404 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of September 30, 2016.  This cost is expected to be recognized over a weighted-average period of 2.74 years.

Non-vested Restricted Stock Units (RSU) Awards Outstanding

The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the nine months ended September 30, 2016:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock Unit	Fair Value
	Awards	Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2015	2,370,803	$2.66
Restricted stock unit awards granted	2,764,731	1.81
Restricted stock unit awards forfeited	(762,977)	2.22
Restricted stock unit awards vested	(694,930)	2.41
Non-vested restricted stock unit awards outstanding as of September 30, 2016	3,677,627	2.09

There was $6,286 of total unrecognized compensation cost related to non-vested restricted stock unit awards granted under the Company’s equity incentive plans as of September 30, 2016.  This cost is expected to be recognized over a weighted-average period of 3.17 years.

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

During the nine months ended September 30, 2016, employees participated in two ESPP offerings for the six months ending in February and August. As part of these offerings, employees purchased 173,726 and 176,557 shares of common stock pursuant to the ESPP at an exercise price of $1.40 and $1.44 per share, respectively. No more than 2,000,000 shares of common stock are reserved for future issuance under the 2014 ESPP.

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

There was $62 of total unrecognized compensation cost related to awards under the 2014 ESPP as of September 30, 2016. This cost is expected to be recognized over a weighted-average period of less than one year.

12.  Stock Repurchases

On March 29, 2016 the Company announced that the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $15,000 of common stock over an eighteen month period commencing March 25, 2016. The repurchases may be made, from time to time, in the open market or by privately negotiated transactions, and are expected to be funded from cash on hand. The share repurchase program may be suspended, modified or discontinued at any time. During the three and nine months ending September 30, 2016, the Company has made open-market purchases totaling 621,528 and 799,508 shares of common stock, respectively for an aggregate purchase price of $1,183 and $1,516 respectively.

13.  Net Loss Per Share of Common Stock

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Numerator:
Net loss	$(3,617)	$(28,622)	$(20,546)	$(40,812)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	52,473,601	51,875,785	52,493,099	51,515,285

Basic and diluted net loss per share	$(.07)	$(0.55)	$(.39)	$(0.79)

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

13.  Net Loss Per Share of Common Stock (Continued)

The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss per share of common stock because the effect is anti-dilutive:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Warrants to purchase common stock	31,130	39,824	31,130	39,824
Stock option awards	6,634,827	6,790,097	6,634,827	6,790,097
Restricted stock unit awards	3,677,627	1,985,949	3,677,627	1,985,949
Total anti-dilutive securities	10,343,584	8,815,870	10,343,584	8,815,870

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

In the first quarter of 2016, we determined, based on our review of relevant accounting guidance, that revenue attributable to the Tremor Video SSP should be reported net of costs of inventory rather than on a gross basis as had previously been reported.  As a result, we concluded that our previously issued quarterly financial statements as of and for each of the quarterly periods ending March 31, June 30, and September 30, 2015, should not be relied upon and should be restated to reflect the reporting of revenue attributable to the Tremor Video SSP on a net instead of a gross basis.  This correction had the effect of decreasing both revenue and cost of revenue in the same amount in our quarterly financial statements for each such period.  The restatement had no impact on our reported gross profit, net loss or Adjusted EBITDA for any period. Our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016, included restated financial statements for each of the relevant periods and the financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 reflect the restatement.

Advertising spend transacted on our platforms has grown significantly. During the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, total spend (refer to “Key Metrics-Total spend”) increased 28.8%, from $49.3 million to $63.5 million. Over the same period, our revenue decreased slightly from $41.6 million to $41.3 million, while our gross margin increased from 42.3% to 45.0%. During the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, our net loss decreased from $28.6 million to $3.6 and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) increased from a loss of $1.5 million to a gain of $.03 million.

During the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, total spend (refer to “Key Metrics-Total spend”) increased 24.7%,  from $135.9 million to $169.4 million. Over the same period, our revenue decreased from $122.1 million to $113.0 million, while our gross margin increased from 42.4% to 46.0%. During the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, our net loss decreased from $40.8 million to $20.5 million, and our Adjusted EBITDA increased from a loss of $6.8 million to a loss of $5.4 million.

The decrease in our revenue and increase in our gross margin during the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, primarily reflects the change in the relative mix of the total spend being transacted through our buyer platform and our seller platform, the Tremor Video SSP. As noted above, revenue from the Tremor Video SSP is booked net of inventory costs, compared to revenue from our buyer platform, which we report on a gross basis. For the three and nine months ended September 30, 2015, our net loss included $22.7 million of non-cash impairment charges to goodwill, and certain intangible assets and property and equipment.

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

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
	(unaudited)
Revenue	$41,281	$41,624	$112,953	$122,080
Gross margin	45.0%	42.3%	46.0%	42.4%
Net loss	$(3,617)	$(28,622)	$(20,546)	$(40,812)
Total spend	$63,474	$49,273	$169,373	$135,948
Adjusted EBITDA	$35	$(1,515)	$(5,427)	$(6,767)

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

The following table presents a reconciliation of revenue to total spend, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Revenue	$41,281	$41,624	$112,953	$122,080
Add: Seller platform inventory costs(1)	22,193	7,649	56,420	13,868
Total spend	$63,474	$49,273	$169,373	$135,948

(1)         We record revenue from our buyer platform on a gross basis, including costs of inventory.  Accordingly, for revenue generated from our buyer platform, total spend is equivalent to revenue.  We record revenue from our seller platform, the Tremor Video SSP net of inventory costs. Total spend through the Tremor Video SSP is equal to the revenue generated from the Tremor Video SSP plus associated costs of inventory.

Within total spend, we closely monitor the percentage contributions among the following operational metrics: programmatic; non-programmatic higher function; and non-programmatic media.   Programmatic includes all spend attributable to the Tremor Video SSP, Tremor Video DSP and agency trading desks.  We define non-programmatic higher-function as non-programmatic spend running through our buyer platform that utilizes our higher-function products, including our all-screen optimization solution, advanced data targeting solutions, and our proprietary outcome-based pricing models.  We define non-programmatic media as non-programmatic spend running through our buyer platform that is purchased without any of our higher-function products.  We track these operational metrics in order to better understand how our clients are transacting on our platforms, which informs decisions as to the allocation of resources and capital.  The table below shows the dollar and percentage contribution to total spend from each of programmatic; non-programmatic higher-function; and non-programmatic media.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)

Programmatic spend	35,490	17,019	88,667	$38,270
Non-programmatic higher-function spend	22,239	22,372	65,050	62,125
Non-programmatic media spend	5,745	9,882	15,656	35,553
Total spend	$63,474	$49,273	$169,373	$135,948

Total spend increased 28.8%, from $49.3 million during the three months ended September 30, 2015 to $63.5 million during the three months ended September 30, 2016, and increased 24.6% from $135.9 million during the nine months ended September 30, 2015 to $169.3 million during the nine months ended September 30, 2016. The increase in total spend was primarily driven by an increase in programmatic spend, which was partially offset by a decrease in non-programmatic media spend. Within programmatic spend, there was a substantial increase in spend running through our seller platform, which was partially offset by a decrease in programmatic spend from agency trading desks using our buyer platform on a managed service basis through insertion orders. We believe that programmatic spend will continue to increase in future periods, driven primarily by increases in spend from the Tremor SSP, partially offset by a decrease in spend from agency trading desks using our buyer platform on a managed service basis. We believe that total spend from non-programmatic media will continue to decline as a percentage of our total spend, as buyers continue to look towards automated solutions for the buying and selling of video advertising.

Adjusted EBITDA

Adjusted EBITDA represents our net loss before interest and other (income) expense, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation expense, impairment charges, executive severance costs, acquisition-related costs, litigation costs associated with class action securities litigation, mark-to-market expense and other adjustments.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is a non-GAAP financial measure. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (e) Adjusted EBITDA does not reflect litigation costs associated with class action securities litigation, executive severance costs, non-cash impairment charges, or costs related to other adjustments; and (f) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
	(unaudited)
Net loss	$(3,617)	$(28,622)	$(20,546)	$(40,812)
Adjustments:
Impairment charges(1)	—	22,665	—	22,665
Depreciation and amortization expense	2,358	2,322	6,922	6,055
Stock-based compensation expense	960	922	2,949	3,177
Executive severance costs(2)	(9)	508	163	870
Other adjustments(3)	—	—	520	—
Acquisition-related costs(4)	616	337	2,764	559
Provision for income taxes	(43)	19	461	258
Mark-to-market expense(5)	6	—	1,095	—
Litigation costs	13	226	194	294
Stock-based long-term incentive compensation(6)	(183)	185	(183)	262
Total interest and other expense (income), net	(68)	(77)	232	(95)
Total net adjustments	3,650	27,107	15,117	34,045
Adjusted EBITDA	$33	$(1,515)	$(5,429)	$(6,767)

(1)         Reflects $22.7 million of non-cash impairment charges to goodwill, and certain intangible assets and property and equipment.

(2)         Reflects severance costs related to the termination of certain executives.

(3)         Reflects amounts accrued in connection with a one-time change in our employee vacation policy.

(4)         Reflects acquisition-related costs incurred in connection with our acquisition of The Video Network Pty Ltd. (“TVN”).  Includes $616 and $2,751 for the three and nine months ended September 30, 2016, respectively of compensation-related expenses related to contingent consideration payments that have been paid or may become due to certain TVN sellers that are subject to continued employment.  Refer to notes 3 and 6 in notes to consolidated financial statements.

(5)         Reflects expense incurred based on the Company’s re-measurement, at September 30, 2016, of the estimated fair value of contingent consideration payments that have been paid or may become due in connection with the acquisition of TVN and which are not conditioned on continued employment with the Company. Refer to notes 3 and 6 in notes to consolidated financial statements.

(6)         Reflects amounts accrued for the 2015 plan year, net of forfeitures.

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

Technology and Development Expense. Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for development, network operations and engineering personnel.  Additional expenses in this category include costs related to the development, quality assurance and testing of new technology and maintenance and enhancement of existing technology and infrastructure as well as consulting, travel and other related overhead.  We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support.  Due to the rapid development and changes in our business, we have expensed technology and development expenses in the same period that the costs are incurred.  We intend to continue to invest in our technology and development efforts,  by strategically hiring additional personnel and by using outside consulting firms for various initiatives.  We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

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

Impairment Charges.  Impairment charges consist of write downs to goodwill and intangible assets recorded in connection with interim impairment testing conducted on our goodwill and intangible asset balance during the three months ended September 30, 2015, as a result of certain interim impairment indicators that were present, as well as charges recorded in connection with the impairment of certain property and equipment located at our former headquarters that we vacated (refer to notes 5 and 7 in notes to consolidated financial statements).

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net consist primarily of interest income, interest expense, and foreign exchange transaction gains and losses.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense consists primarily of the interest incurred on our then-outstanding borrowings under our credit facility.  As of September 30, 2016 and 2015, we did not have any outstanding borrowings under our credit facility.

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

	Three Months Ended				Nine months Ended
	September 30,				September 30,
	2016		2015		2016		2015
		Percentage		Percentage		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$41,281	100.0%	$41,624	100.0%	$112,953	100.0%	$122,080	100.0%
Cost of revenue	22,698	55.0	24,024	57.7	60,952	54.0	70,277	57.6
Gross profit	18,583	45.0	17,600	42.3	52,001	46.0	51,803	42.4

Operating expenses:
Technology and development	4,935	12.0	5,147	12.4	15,823	14.0	14,869	12.2
Sales and marketing	11,403	27.6	12,112	29.1	35,409	31.3	35,780	29.3
General and administrative	3,609	8.7	4,034	9.7	12,605	11.2	13,083	10.7
Depreciation and amortization	2,358	5.7	2,322	5.6	6,922	6.1	6,055	5.0
Mark-to-market	6	—	—	—	1,095	1.0	—	—
Impairment Charges	—	—	22,665	54.5	—	—	22,665	18.6
Total operating expenses	22,311	54.0	46,280	111.2	71,854	63.6	92,452	75.7

Loss from operations	(3,728)	(9.0)	(28,680)	(68.9)	(19,853)	(17.6)	(40,649)	(33.3)
Total interest and other (expense) income, net	68	0.1	77	0.2	(232)	(.2)	95	0.1
Loss before provision for income taxes	(3,660)	(8.9)	(28,603)	(68.7)	(20,085)	(17.8)	(40,554)	(33.2)
Provision for income taxes	(43)	(0.1)	19	0.1	461	0.4	258	0.2
Net loss	$(3,617)	(8.8)%	$(28,622)	(68.8)%	$(20,546)	(18.2)%	$(40,812)	(33.4)%

Comparison for the Three and Nine months Ended September 30, 2016 and 2015

	Three Months Ended		Change		Nine months Ended		Change
	September 30,		Increase/ (Decrease)		September 30,		Increase/ (Decrease)
	2016	2015	Amount	Percentage	2016	2015	Amount	Percentage
	(dollars in thousands)
Revenue	$41,281	$41,624	$(343)	(.8)%	$112,953	$122,080	$(9,127)	(7.5)%

Revenue

Our revenue during the three months ended September 30, 2016 decreased to $41.3 million from $41.6 million for the same period in 2015, despite an increase in total spend during the three months ended September 30, 2016 to $63.5 million from $49.3 million for the same period in 2015.  Refer to “Key Metrics-Total Spend”.

Our revenue during the nine months ended September 30, 2016 decreased to $113.0 million from $122.1 million for the same period in 2015, despite an increase in total spend during the nine months ended September 30, 2016 to $169.4 million from $136.0 million for the same period in 2015.  Refer to “Key Metrics-Total spend”.

The decrease in our revenue for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, was primarily attributable to a change in the relative mix of the total spend being transacted through our buyer platform and the Tremor Video SSP. Revenue from the Tremor Video SSP is booked net of inventory costs, compared to revenue from our buyer platform, which we report on a gross basis. Accordingly, each dollar spent through our buyer platform equates to a dollar of recognized revenue, while for our seller platform only a fraction of each dollar spent is recognized as revenue.

	Three Months Ended		Change		Nine months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2016	2015	Amount	Percentage	2016	2015	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$22,698	$24,024	$(1,326)	(5.5)%	$60,952	$70,277	(9,325)	(13.3)%
Gross profit	18,583	17,600	983	5.6%	52,001	51,803	198	0.4%
Gross margin	45.0%	42.3%			46.0%	42.4%

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue during the three months ended September 30, 2016 decreased to $22.7 million from $24.0 million for the same period in 2015.  The decrease reflects a $3.3 million reduction in video advertising inventory costs, which were partially offset by a $1.9 million increase in costs related to data, ad serving, hosting and research driven by an increase in the total spend being transacted through our platform. Our gross profit increased by $1.0 million compared to the prior year period, reflecting a decrease in our cost of revenue of $1.3, million which was partially offset by a decrease in revenue of $0.3 million year-over-year.

Our cost of revenue during the nine months ended September 30, 2016 decreased to $61.0 million from $70.3 million for the same period in 2015.  The decrease reflects a $12.2 million reduction in video advertising inventory costs, which were partially offset by a $2.9 million increase in costs related to data, ad serving, hosting and research driven by an increase in the total spend being transacted through our platform. Our gross profit increased by $0.2 million compared to the prior year period, reflecting a decrease in our cost of revenue of $9.3 million which was partially offset by a decrease in revenue of $9.1 million year-over-year

Our gross margin increased to 45.0 % for the three months ended September 30, 2016 from 42.3% for the three months ended September 30, 2015, and increased to 46.0 % for the nine months ended September 30, 2016 from 42.4 % for the nine months ended September 30, 2015.  The increase in our gross margin is largely due to a change in the relative mix of the total spend being transacted through our buyer platform and the Tremor Video SSP compared to the prior year period.  Revenue from the Tremor Video SSP generates substantially higher gross margins than our buyer platform since it is recorded net of inventory costs.

	Three Months Ended		Change		Nine months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2016	2015	Amount	Percentage	2016	2015	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$4,935	$5,147	$(212)	(4.1)%	$15,823	$14,869	$954	6.4%
% of total revenue	12.0%	12.4%			14.0%	12.2%

Technology and Development Expense

The decrease in technology and development expense during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily attributable to a $0.2 million decrease in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs.

The increase in technology and development expense during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily attributable to a $0.9 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, as well as an increase of $0.1 million in outside professional and consulting services, as we continued to invest in technology and development efforts.

	Three Months Ended		Change		Nine months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2016	2015	Amount	Percentage	2016	2015	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$11,403	$12,112	$(709)	(5.9)%	$35,409	$35,780	$(371)	(1.0)%
% of total revenue	27.6%	29.1%			31.3%	29.3%

Sales and Marketing Expense

The decrease in sales and marketing expense during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was attributable to a $0.4 million decrease in marketing costs, a $0.9 million decrease in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, partially offset by an increase of  $0.4 million of expenses related to contingent consideration that may become due in connection with our acquisition of TVN to former Employee Sellers of TVN (refer to notes 3 and 6 in notes to consolidated financial statements) and $0.2 million increase in professional and consulting services.

The decrease in sales and marketing expense during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was attributable to a $1.0 million decrease in marketing costs and a $0.4 million decrease in research costs which were partially offset by $0.5 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs and a $0.5 million increase in professional and consulting services. The increase in personnel-related costs was primarily attributable to $2.6 million of acquisition expenses related to contingent consideration payments that were paid or which may become due in connection with our acquisition of TVN to TVN Employee Sellers (refer to notes 3 and 6 in notes to consolidated financial statements).

	Three Months Ended		Change		Nine months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2016	2015	Amount	Percentage	2016	2015	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$3,609	$4,034	$(425)	(10.5)%	$12,605	$13,083	$(478)	(3.7)%
% of total revenue	8.7%	9.7%			11.2%	10.7%

General and Administrative Expense

The decrease in general and administrative expense during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily attributable to a decrease of $0.3 million in professional, consulting and recruiting fees.

The decrease in general and administrative expense during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily attributable to a decrease of $0.5 million in salaries, incentive compensation, stock-based compensation and other personnel-related costs.

	Three Months Ended		Change		Nine months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2016	2015	Amount	Percentage	2016	2015	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$2,358	$2,322	$36	1.6%	$6,922	$6,055	$867	14.3%
% of total revenue	5.7%	5.7%			6.1%	5.0%

Depreciation and Amortization Expense

The increase in depreciation and amortization expense during the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, was primarily attributable to additional leasehold improvements to our office spaces and purchases of computer hardware and software related to our third-party data center hosting facilities.

	Three Months Ended		Change		Nine months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2016	2015	Amount	Percentage	2016	2015	Amount	Percentage
	(dollars in thousands)
Mark-to-market expense	$6	$—	$6	100%	$1,095	$—	$1,095	100%
% of total revenue	—%	—%			1.0%	—%

Mark-to-Market Expense

The increase in our mark-to-market expense during the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, was attributable to a $6 thousand and $1.1 million increase, respectively, in mark-to-market expenses related to the Company’s re-measurement, at September 30, 2016, of the estimated fair value of contingent consideration that has been paid or may become due in connection with the acquisition of TVN (refer to notes 3 and 6 in the notes to consolidated financial statements).

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2016	2015	Amount	Percentage	2016	2015	Amount	Percentage
	(dollars in thousands)
Impairment charges	$—	$22,665	$(22,665)	(100.0)%	$22,665	$—	$(22,665)	(100.0)%
% of total revenue	—%	54.5%			18.6%	—%

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

	Three Months Ended		Change		Nine months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2016	2015	Amount	Percentage	2016	2015	Amount	Percentage
	(dollars in thousands)
Total interest and other (expense) income, net	$68	$77	$(9)	(11.7)%	$(232)	$95	$(327)	(344.2)%
% of total revenue	0.2%	0.2%			(0.2)%	0.1%

Interest and Other (Expense) Income, Net

The decrease in our interest and other (expense) income, net, during the three months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily attributable to an increase in unrealized exchange loss.

The decrease in our interest and other (expense) income, net, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily attributable to a net $0.3 million loss on the subleasing of office.

	Three Months Ended		Change		Nine months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2016	2015	Amount	Percentage	2016	2015	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$(43)	$19	$(62)	(326.3)%	$461	$258	$203	78.7%
% of total revenue	(0.1)%	—%			0.4%	0.2%

Provision for income taxes

The decrease in the provision for income taxes during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily attributable to a change in state apportionments for U.S. state tax purposes.

The increase in the provision for income taxes for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to an increase in estimated taxes and taxes paid in our foreign jurisdictions.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of
	September 30,
	2016	2015
	(dollars in thousands)
Cash and cash equivalents	$47,552	$65,531
Accounts receivable, net of allowance for doubtful accounts	60,364	53,577
Working capital	59,396	74,025

Our cash and cash equivalents at September 30, 2016 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

Cash and Cash Equivalents

Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $47.6 million and $59.9 million as of September 30, 2016 and December 31, 2015, respectively.

Credit Facility

We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility, which was amended in October 2014, we can incur revolver borrowings up to the lesser of $32.5 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.25% of any unused borrowing capacity.  This fee is payable quarterly but no fee is charged for a particular quarter if the average principal amount of borrowings during such quarter is more than $10.0 million.  The credit facility also includes a letter of credit, foreign exchange and cash management facility in an aggregate amount of $2.5 million.  The credit facility matures in December 2016.  While we had no outstanding borrowings under the credit facility as of September 30, 2016 and December 31, 2015, our lender has issued standby letters of credit in favor of the landlord of our headquarters totaling $2.3 million, which can be drawn down from amounts available under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to minimum monthly working capital levels.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  We are also required to maintain all of our cash and cash equivalents at accounts with the lender, unless we maintain at least $30.0 million of cash and cash equivalents with the lender, in which case we can maintain the excess with another banking institution. We were in compliance with all covenants as of September 30, 2016 and through the date of this filing.

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

Share Repurchase Program

On March 29, 2016, we announced that our Board of Directors approved a share repurchase program, under which we are authorized to purchase up to $15.0 million of our common stock over an eighteen month period commencing March 25, 2016.  The repurchases may be made, from time to time, in the open market or by privately negotiated transactions, and are expected to be funded from cash on hand.  The number of shares to be repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, share price, trading volume and general market conditions, along with working capital requirements, general business conditions and other factors.  The share repurchase program may be suspended, modified or discontinued at any time. During the three months ending September 30, 2016, we made open-market purchases totaling 621,528 shares of our common stock for an aggregate purchase price of $1.2 million. During the nine months ended September 30, 2016, we made open-market purchases totaling 799,508 shares of our common stock for an aggregate purchase price of $1.5 million.

Historical Cash Flows

The following table summarizes our historical cash flows for the periods indicated:

	Nine months Ended
	September 30,
	2016	2015
	(dollars in thousands)
Net cash used in:
Operating activities	$(7,824)	$(3,428)
Investing activities	(2,727)	(8,345)
Financing activities	(1,702)	(357)

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

During the nine months ended September 30, 2016, our net cash used in operating activities was $7.8 million and consisted of a net loss of $20.5 million and a $1.3 million decrease in net cash resulting from changes in working capital, offset by $14.0 million in adjustments for non-cash items.  Adjustments for non-cash items primarily consisted of $6.9 million in depreciation and amortization expense, $2.9 million in non-cash stock-based compensation expense, $3.8 million in expense related to our acquisition of TVN and

$0.4 million other net adjustments for non-cash items.  The decrease in cash resulting from changes in our working capital during the nine months ended September 30, 2016 primarily consisted of a $9.8 million net decrease in accounts payable and accrued expenses, $3.4 million decrease in contingent consideration on our TVN acquisition, which were partially offset by a decrease of $10.6 million in accounts receivable and $1.3 net decrease in other changes in our working capital.

During the nine months ended September 30, 2015, our net cash used in operating activities was $3.4 million and consisted of a net loss of $40.8 million, offset by $32.2 million in adjustments for non-cash items a $5.2 million increase in net cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of $22.7 million in impairment charges, $6.1 million in depreciation and amortization expense and $3.4 million in non-cash stock-based compensation expense.  The increase in cash resulting from changes in our working capital during the nine months ended September 30, 2015 primarily consisted of an increase in operating cash flow due to a $8.0 million increase in accounts payable and accrued expenses and a $3.8 million increase in deferred rent and security deposits payable as a result of our new headquarters, which were partially offset by a $5.5 million increase in accounts receivable and a $1.1 million net decrease in other changes in our working capital.

Investing Activities

Our investing activities consist of net cash used for purchases of property and equipment and changes in our restricted cash.

For the nine months ended September 30, 2016 and 2015, our net cash used in investing activities was $2.7 million and $8.3 million, respectively.  For the nine months ended September 30, 2016, net cash used in investing activities consisted of $2.7 million used to purchase property and equipment. For the nine months ended September 30, 2015, net cash used in investing activities consisted of $7.1 million used to purchase property and equipment primarily related to leasehold improvements for the Company’s new principal executive office and $1.2 million used to acquire a business in Australia, net of cash acquired (refer to note 6 in notes to consolidated financial statements).

Financing Activities

Our financing activities consist of our share repurchase program, net cash used for tax payments on behalf of employees related to net share settlements of restricted stock unit awards and proceeds received from the exercise of stock option awards.

For the nine months ended September 30, 2016, our net cash used in financing activities was $1.7 million, which consisted of $1.5 million spent on purchases of the Company’s common stock in the open-market under the share repurchase program (refer to note 11 in the notes to consolidated financial statements), $0.4 million decrease in contingent consideration liability on our TVN acquisition and $0.4 million in tax payments on behalf of employees related to net share settlements of restricted stock unit awards partially offset by $0.6 million in proceeds received from the exercise of stock option awards and common shares issued under our ESPP.

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

Interest Rate Risk

We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2016 and sustained through the period ended September 30, 2016, would not have been material.  We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

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

To remediate the material weaknesses in our internal control over financial reporting described above, during the first quarter of 2016, we developed enhanced processes and procedures related to the review of principal-agent considerations around revenue.  Management is continuing to evaluate the effectiveness of our disclosure controls and procedures, including these enhanced processes and procedures.  Such controls have not been in operation for a sufficient period of time to allow management to conclude that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

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

During the three months ended September 30, 2016, we purchased 621,528 shares of our common stock in open market purchases for an aggregate purchase price of $1.2 million.

For accounting purposes, common stock repurchased under our stock repurchase program is recorded based upon the purchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. The table below is a summary of stock repurchases for the three months ended September 30, 2016.

				Approximate
				Dollar Value of
			Total Number	Shares that
			of Shares	Remain
			Purchased as	Eligible for
			Part of	Purchase
	Number of	Average	Publically	under the
	Shares	Price Paid	Announced	Program
Period	Purchased	Per Share (1)	Program	(in thousands)
				$14,668
July 1 — July 31, 2016	232,121	$1.97	232.121	14,208
August 1 — August 31, 2016	389,407	$1.81	389,407	13,509
September 1 — September 30, 2016	—	—	—	13,509
Total as of September 30, 2016	621,528	$1.86	621,528	13,509

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

TREMOR VIDEO, INC.

By:	/s/ William Day
William Day
President and Chief Executive Officer

Date:	November 9, 2016

TREMOR VIDEO, INC.

By:	/s/ John S. Rego
John S. Rego
Senior Vice President and Chief Financial Officer

Date:	November 9, 2016