Form 10-K
period 2016-12-31
TREMOR VIDEO INC.
filed 2017-03-10
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $81.20 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The New York Stock Exchange reported for such date.

As of March 6, 2017, there were 50,066,636 shares of the registrant’s common stock $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, are incorporated herein by reference from the definitive proxy statement relating to our 2017 annual meeting of stockholders.  The proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after December 31, 2016.

Tremor Video, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2016

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

•                  our ability to increase revenue from new and existing buyers through our buyer platform;

•                  the adoption of our seller platform, the Tremor Video SSP, by sellers;

•                  the adoption of our self-service programmatic solutions;

•                  our ability to increase spend transacted by third party demand side platforms through the Tremor Video SSP;

•                  the adoption of our all-screen optimization solution and other higher-function buying products;

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

•                  potential acquisitions and integrations of complementary business and technologies;

•                  expected investments or expenditures;

•                  statements regarding future revenue or the sources of such revenue, gross margins, net income, hiring plans, expenses, capital expenditures, capital requirements and stock performance;

•                  our ability to detect “bot” traffic and other fraudulent or malicious activity; and

•                  our ability to attract and retain qualified employees and key personnel, including a new permanent Chief Executive Officer.

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

Our buyer platform enables advertisers, agencies and other buyers of advertising, which we collectively refer to as buyers, to discover, buy, optimize and measure the effectiveness of their video ad campaigns, across all screens, including computers, smartphones, tablets and connected TVs.  Our proprietary technology analyzes video content, detects viewer and system attributes, and leverages our large repository of stored and integrated third-party data to optimize and target the delivery of ad campaigns to achieve a broad spectrum of marketing goals — from audience reach to more sophisticated goals such as engagement, brand lift and viewability.  Through our All-Screen optimization solution, buyers are able to choose a single campaign goal and our technology will optimize delivery of  the campaign across a broad inventory pool to find the right viewer wherever they may be watching video, eliminating the need to allocate campaign budgets to a specific screen or device.

We empower video ad buying however a buyer wants to transact.    Our buyer platform is directly integrated with video inventory sources, enabling the dynamic purchase of ad impressions through robust auctions, as well as through private marketplaces that connect buyers directly to sellers.  Buyers can purchase advertising on a guaranteed basis, where we execute the campaign according to an agreed set of objectives for a fixed price, or on a non-guaranteed basis, utilizing our proprietary real-time bidding technology.  We offer varying levels of client service, from fully managed to self-service, depending on a buyer’s needs.

Buyers are able to access our buyer platform on a programmatic basis through the Tremor Video DSP, an intuitive and customizable user interface where they can actively manage the execution of their campaigns.  The Tremor Video DSP creates significant work flow efficiencies for buyers, providing them with tools to manage settings across account, advertiser, campaign or placement level, and the ability to discover, activate and measure all of their private market place deals through one central console. Our advanced analytics suite enables buyers to gain a deep understanding of the drivers of campaign performance and obtain reporting on key brand performance metrics such as viewability, as well as TV-like metrics that measure reach and frequency of viewing by a particular audience.

Our higher-function buying products offer clients innovative ways to reach their target audiences and ensure that they are only paying for what performs.   With our proprietary outcome-based pricing models, a buyer only pays when they have achieved their desired objective, fully aligning our results with the success of a campaign.    For instance, with our CPE pricing, an advertiser only pays when a viewer actively engages with an ad, such as by interacting with the ad through clicks or screen touches.  Our advanced targeting solutions allow buyers to leverage unique data sets to find their desired audience across screens and increase the impact of their brand advertising.

Our seller platform, the Tremor Video SSP, helps suppliers of video advertising inventory, or sellers, improve yield and maximize the value of their inventory by enabling their programmatic sales efforts.  Sellers on the Tremor Video SSP can make inventory available to buyers through an open exchange, where buyers bid on inventory in a robust auction environment, or through private marketplaces so that only selected buyers have the opportunity to purchase video ad inventory.  Through the Tremor Video SSP, we provide sellers with tools to manage their supply hierarchies and demand tiers, and offer real-time reporting that allows sellers to effectively monitor bidding activity on their inventory.   Buyers connect to sellers on the Tremor Video SSP through third-party demand side platforms, or third party DSPs, that are integrated directly with our seller platform.  In addition, the Tremor Video SSP is one of many inventory sources that is connected to our buyer platform.

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

Online video advertising offers brand advertisers a number of advantages over more traditional advertising solutions, such as the ability to measure and analyze large repositories of data in real-time and optimize the delivery of an ad campaign for a specific campaign objective or target audience.  Online video provides buyers with unprecedented control over the direction and targeting of their ad campaigns and offers transparency into what is driving performance, giving marketers the ability to effectively measure the return on their brand advertising dollars.  Online video also provides sellers with the opportunity to maximize yield and the value of their video content by providing access to advanced analytics and reporting as well as tools to manage and allocate inventory.  We believe that online video is a highly effective channel for brand advertisers to meet their advertising objectives by combining the rich “sight, sound and motion” of television, the opt-in engagement of print and the real-time measurement and optimization capabilities of online.

As online video advertising continues to scale and evolve, the need for software solutions that automate the process for planning, buying, selling and measuring video advertising across screens has become more pronounced.  Recently, an increasing amount of online video advertising is being transacted programmatically.  Programmatic buying refers to the automated purchase and sale of digital advertising through technology, including the use of real-time bidding technology that allows for the dynamic purchase and sale of advertising inventory on an impression-by-impression basis.  This technology enables buyers and sellers to efficiently transact in an open auction environment or through private marketplaces that seamlessly connect buyers and sellers of video advertising.

Despite the tremendous growth opportunity for the online video advertising market, there are a number of challenges to the adoption of online video advertising that require sophisticated technology to solve, including: audience and device fragmentation; the complexity of analyzing video and optimizing campaigns across multiple screens; ensuring that video ads are viewable to viewers; the absence of performance transparency; scarcity of premium inventory; reliance on multiple technology providers and intermediaries; challenges combatting fraudulent activities and brand safety issues; and the lack of consistent and standard measurements.

Tremor Video Technology and Solutions

We provide software for video advertising effectiveness. Our buyer and seller platforms enable seamless transactions between buyers and sellers of advertising in a premium video marketplace.

Buyer Platform

Our buyer platform enables buyers to efficiently discover, buy, optimize and measure the effectiveness of their video ad campaigns. Through our buyer platform we deliver:

•                  Advanced optimization for brand performance.  We have developed a suite of brand-centric key performance indicators, or KPIs, such as engagement, viewability and brand preference (i.e., a positive shift in preference towards a brand or branded product driven by exposure to a video ad and brand education), which are tailored to the needs of brand advertisers and designed specifically for video. Before the launch of a video advertising campaign, a buyer selects the KPI against which it wants to optimize the performance of its campaign.  Using a proprietary algorithm, our technology builds a decision tree that predicts performance of the video ad campaign for the chosen KPI based on its analysis of a series of signals, such as video player size, geography, content category, length of video and viewer data, including demographic information and viewing history.  Our technology performs an analysis on the video stream, including by using the ability to scan and categorize content by analyzing the audio track and certain visual elements, and optimizes delivery of the campaign for the selected KPI by directing advertising spend towards video ad inventory that is more likely to perform.  For instance, if a client chooses to optimize a video ad campaign for engagement, our technology will continuously track and analyze the signals described above to determine which are most correlated with achieving a high engagement rate and direct campaign spend towards video ad inventory that meet these criteria.

•                  All-screen optimization.  Our all-screen optimization solution for in-stream video advertising enables buyers to select a single performance objective and our technology will optimize delivery of the campaign across screens to find the right viewer wherever they may be watching video, whether on computers, tablets, smartphones or connected TVs, thus eliminating the need to allocate campaign budgets to a specific device.

•                  Real-time bidding technology.  Our buyer platform is directly integrated with the largest video supply side platforms, enabling the dynamic purchase of individual ad impressions in an open exchange as well as through private marketplaces that connect buyers directly to selected sellers of video advertising inventory.  Our buyer platform utilizes proprietary real-time bidding and optimization technology to maximize a buyer’s campaign spend for delivery against a given campaign objective.

•                  Precision targeting.  In addition to offering optimization against a suite of brand-centric KPIs, our technology enables precise targeting across specific signals such as demographics, geography and player-size.  We also enable buyers to target consumers using first-party data or data from integrated third party data management platforms.

•                  Integrated data and technology partners.  In addition to our proprietary technology, our buyer platform is integrated with a suite of third-party technologies, including data management platforms to enhance audience targeting.  For example, through our partnership with Alphonso Inc., we are able to offer buyers the ability to target audiences in real-time based on TV viewership data.  We are also integrated with a number of third-party technologies that offer placement verification and reporting services.  By offering access to these integrated technologies through a single platform, we reduce complexities faced by buyers utilizing multiple technology providers.

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

•                  Work-flow efficiency.   Buyers are able to access our buyer platform programmatically through the Tremor Video DSP, an intuitive and customizable user interface where they can actively manage the execution of their campaigns.  Buyers are able to manage settings from account level, advertiser level, campaign level or placement level to create workflow efficiency.  Our Deal Manager solution allows buyers to discover, activate and measure all of their private market place deals through one central console.  Buyers can explore and purchase pre-approved packages of inventory that have been curated for performance against a given metric or seamlessly execute direct buys with specific sellers, while monitoring performance in real time.

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

•                  Brand safety and anti-fraud solutions.  Our buyer platform offers advanced solutions for combating fraudulent or objectionable ad placements, including “bot” traffic.  Through server-to-server integrations with third party technology providers, our platform preemptively and in real-time prevents the placement of advertising to inventory that is identified as being potentially fraudulent.  We also offer solutions that block placements of advertising to brand conflicting properties or page content that is identified as being inappropriate or unsafe for the brand.

•                  Advanced ad formats.  Our proprietary ad formats give buyers the ability to create a more engaging experience across multiple internet-connected devices, allowing viewers to interact with an ad and explore additional content within the ad itself, driving increased awareness and time spent with an ad.

•                  Scale and reach.  Our buyer platform delivers scale and reach across multiple internet-connected devices, including computers, smartphones, tablets, and connected TVs, enabling buyers to use our solutions to address their online video advertising needs across screens. Our buyer platform is directly integrated with the largest video supply side platforms, enabling the dynamic purchase of individual ad impressions in an open exchange. We continuously evaluate and refine our network of sellers to ensure that buyers have access to high performing content in a brand safe environment.

•                  Proprietary pricing models.  We offer innovative brand outcome-based pricing for in-stream video advertising that allow buyers to purchase measurable brand results, such as:

•                  Cost per engagement, or CPE pricing, where we are compensated only when viewers actively engage with buyers’ campaigns, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds;

•                  Cost per viewable and completed, or CPV&C pricing, where we are only compensated when a video ad is both completed and viewable by the viewer for the duration of the ad;

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

Seller Platform

Our seller platform, the Tremor Video SSP, helps sellers improve yield and maximize the value of their video inventory by enabling their programmatic sales efforts.

•                  Robust auction environment.  The Tremor Video SSP is directly integrated with the leading video demand sources, including third party DSPs and our buyer platform, creating a robust marketplace through which sellers are able to efficiently monetize their advertising inventory in an open auction real-time bidding environment.  Server-to-server integrations with third party DSPs are multi-faceted and often require several months of testing and technical trouble-shooting to ensure that the third party DSP is able to access the full functionality of our platform.  These server-to-server integrations significantly reduce latency and response time.

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

Buyer Platform

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

Revenue contribution from individual brand advertisers varies from period to period.  We do not believe our business is substantially dependent upon any individual advertiser as no individual advertiser represented more than 10% of our revenue in 2016, 2015 or 2014.

Seller Platform

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

In order to increase spend running through our Seller Platform, we maintain close relationships with the third party DSPs through which buyers transact.  Third party DSPs purchase advertising inventory on the Tremor Video SSP through server-to-server integrations.  Server-to-server integrations with third party DSPs are multi-faceted and often require several months of testing and technical trouble-shooting to ensure that the third party DSP is able to access the full functionality of our platform.  Campaigns running through third-party DSPs do not utilize our technology for optimizing campaign delivery or making bidding decisions; rather, the DSP will bid on inventory using its own decision engine.  While the third-party DSP is responsible for bidding decisions, the overall direction of the advertising spend is typically determined by the advertiser or advertising agency.

Technology and Development

We have incurred substantial technology and development expenses developing, maintaining and improving the technology that underlies our buyer and seller platforms.  We believe that technology innovation is key to our success and we intend to continue to invest in the development of new feature sets and functionalities as well as enhancements to our existing product suite.  As of December 31, 2016, we had a total of 103 employees engaged in technology and development functions. For 2016, 2015, and 2014, our total technology and development expenses were $21.0 million, $20.2 million, and $17.0 million, respectively.

Sales

As of December 31, 2016, we had total sales and marketing staff of 192 employees.  For 2016, 2015, and 2014, our total sales and marketing expenses were $48.4 million, $48.9 million, and $42.6 million, respectively.

Buyer Platform

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

Our buyer focused sales force is generally structured around core vertical markets, including automotive, consumer packaged goods, entertainment, technology and telecommunications, retail and financial services.  In addition, certain members of our sales team are focused on establishing relationships with key decision makers within the largest advertising agencies and agency trading desks, in particular as relates to our programmatic offering.  Our sales team is supported by engineers with deep technical expertise.

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

Competition

We operate in a dynamic and competitive market, influenced by trends in both the overall advertising market as well as the online video advertising industry. The competitive dynamics of our market are unpredictable because our market is in an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations. We compete with large online video publishers such as Google, Inc. and Facebook, Inc. that offer video advertising services as part of a larger solution for digital media buying, as well as advertising technology companies, advertising networks, demand side platforms, supply side platforms and exchanges. We also compete for advertiser spending with large sellers who rely on their own sales organizations to attract buyers across their properties. In the traditional media space, our primary competitors for advertising spend are mainly TV broadcasters, radio broadcasters and print media publishers. Many of these competitors have significant client relationships, much larger financial resources and longer operating histories than we have.

With respect to our buyer platform, we believe that we compete for advertising spend primarily on the basis of: proven technology and optimization capabilities; pricing, quality and scale of online video inventory; depth and breadth of relationships with buyers; all-screen capabilities; brand-centric measurement; our ability to combat fraudulent placements and ensure brand safety; and our ability to ensure viewability and transparency into ad performance and placement.   With respect to our seller platform, we believe that we compete primarily on the basis of the speed and ease of use of our platform, the quality of tools that we provide to sellers to control their inventory and maximize yield, our ability to provide real-time reporting and analytics, and our ability to provide demand to sellers at scale, including demand through our buyer platform.

We believe that we compete favorably with respect to all of these factors and that we are well positioned as a leading provider of software solutions for video advertising effectiveness.

Intellectual Property

Our ability to protect our intellectual property and our technology will be an important factor in the success and continued growth of our business. We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property and protect our proprietary technology.  We currently own three issued U.S. patents that expire in 2027, 2028 and 2031, respectively, and one granted European patent, which we registered in France, Germany and Great Britain, that expires in 2029. Additionally, we currently own three pending U.S. patent applications that we are currently prosecuting with the U.S. Patent and Trademark Office, although there can be no assurance that any of these patent applications will ultimately be issued a patent.  We register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. We also rely upon common law protection for certain marks, such as “Tremor Video.” We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties, with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. We also use measures designed to control access to our technology and proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, which we believe differentiate us from our competitors.

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

Additionally, we expect that products in our industry may be subject to third-party infringement lawsuits as the number of competitors grows and the functionality of products in different industry segments overlaps.  From time to time, we face claims by third-parties that we infringe upon or misappropriate their intellectual property rights, and we may be found to be infringing upon or to have misappropriated such rights. We cannot assure you that we are not infringing or violating any third-party intellectual property rights. Such claims may be made by competitors or other entities. In the future, we, or our clients, may be the subject of legal proceedings alleging that our solutions or underlying technology infringe or violate the intellectual property rights of others.

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

Employees

As of December 31, 2016, we had 328 employees, of which 103 were primarily engaged in technology and development functions, 192 were engaged in sales and marketing functions, and 33 were engaged in general and administrative functions. Substantially all of these employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

For fiscal years 2016, 2015 and 2014, our total revenue was $166.7 million, $173.8 million and $159.5 million, respectively.  Our developing business model makes it difficult to assess our future prospects.  The success of our business faces a number of challenges, including:

•                  continuing to innovate and improve the technologies that enable us to provide our solutions;

•                  maintaining and expanding our existing relationships, and developing new relationships with buyers and sellers;

•                  increasing the level of spending through our buyer and seller platforms;

•                  developing market acceptance for our self-service programmatic solutions;

•                  the growth, evolution and rate of adoption of industry standards;

•                  offering competitive pricing to buyers;

•                  offering competitive rates to sellers;

•                  delivering online video advertising campaign performance results that are superior to competing providers or technologies;

•                  providing sellers of online video advertising with increased yield and monetization compared to competitors;

•                  offering access to unique data and advanced data targeting solutions;

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

•                  responding to evolving government regulations relating to the internet, telecommunications, privacy, marketing and advertising aspects of our business; and

•                  identifying, attracting, retaining and motivating qualified personnel, including a new permanent Chief Executive Officer.

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

We have incurred operating losses since we were formed and expect to incur operating losses in the future.  We incurred net losses of $20.9 million, $43.2 million, and $23.5 million in fiscal years 2016, 2015, and 2014, respectively, and we had an accumulated deficit of $198.6 million and $177.7 million as of December 31, 2016 and 2015, respectively, which included a $20.9 million goodwill impairment charge in fiscal 2015 and a $15.8 million deemed dividend related to the conversion of our Series F preferred stock in fiscal 2013 in connection with the closing of our initial public offering, or IPO.  We do not know if we will be able to achieve profitability or maintain profitability on a continued basis.  Although the amount of spend being transacted through our platforms has increased substantially in recent periods, we may not be able to maintain this rate of growth.   In addition, our margins vary significantly across different categories of spend transacted through our platforms which makes it more difficult to predict the operating profit or loss which may result from an anticipated level of total spend. We anticipate that our operating expenses will continue to increase in absolute dollars as we scale our business and expand our operations.  In particular, we plan to continue to invest in our technology and development efforts and sales and marketing efforts.  Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control.  We may never be able to generate sufficient revenue to achieve or sustain profitability.

Unfavorable conditions in the global economy or the vertical markets we serve could limit our ability to grow our business and negatively affect our operating results.

General worldwide economic and political conditions have experienced significant instability in recent years.  These conditions make it extremely difficult for advertisers and us to accurately forecast and plan future business activities, and could cause buyers to reduce or delay their advertising spending.  Historically, economic downturns have resulted in overall reductions in advertising spending.  If macroeconomic conditions deteriorate, buyers may curtail or freeze spending on advertising in general and for solutions such as ours specifically, which would impact the amount of spend transacted through both our buyer and seller platforms.  Furthermore, our contracts and relationships with advertising agencies on behalf of advertisers generally do not include long-term obligations requiring them to purchase our solutions and are cancelable upon short or no notice and without penalty.  Any reduction in advertising spending could limit our ability to grow our business and negatively affect our operating results.  In addition, our business may be materially and adversely affected by weak economic conditions in the specific vertical markets that we serve.

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

Our future success will depend on our ability to adapt and innovate.  To attract new customers and increase spend transacted through our platforms, we will need to expand and enhance our solutions to meet client needs, add functionality and address technological advancements.  If we fail to develop new solutions that address our client’s needs, or enhance and improve our solutions in a timely manner or conform to industry standards, we may not be able to achieve or maintain adequate market acceptance of our solutions, and our solutions may become less competitive or obsolete.

Our ability to grow is also subject to the risk of future disruptive technologies.  If new technologies emerge that are able to deliver video advertising solutions at lower prices or more efficiently or effectively than our solutions, such technologies could adversely impact our ability to compete.  For example, the online video advertising industry is in the midst of shifting, in part, towards programmatic buying solutions.  Programmatic buying is the automated purchase of digital advertising inventory through technology, including real time bidding technology, which allows for the dynamic purchase and sale of advertising inventory on an impression-by-impression basis.  Programmatic technologies are continuously evolving; for instance, some sellers of digital advertising, in particular with respect to display advertising, have begun to embrace so-called header bidding, a programmatic technique that enables sellers to offer inventory to multiple demand sources simultaneously through a tag in the header of the seller’s website. We do not currently offer a header bidding solution.   If our programmatic solutions are not considered effective, or if there is a delay or failure of the market to adopt our solutions, our business and growth prospects could be harmed as buyers may increasingly rely on programmatic channels to transact online video advertising spend. Moreover, even if our programmatic solutions experience significant adoption, such adoption may occur at the expense of our traditional non-programmatic managed service model.

The market in which we participate is intensely competitive and fragmented, and we may not be able to compete successfully with our current or future competitors.

The online video advertising market is highly competitive.  We compete with large online video publishers such as Google Inc. and Facebook, Inc. that offer video advertising services as part of a larger solution for digital media buying, as well as advertising technology companies, advertising networks, demand side platforms, supply side platforms and exchanges.  In the traditional media space, our primary competitors are mainly TV networks, radio broadcasters and print media publishers, many of which also have a digital presence.

Many of these competitors and potential competitors have significant client relationships, much larger financial resources and longer operating histories than we have and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online video advertising industry as a whole.  They, or other companies that offer competing advertising solutions, may establish or strengthen cooperative relationships with buyers or sellers, thereby limiting our ability to promote our solutions and generate revenue.  Many of these companies are also providers of content, and have access to large amounts of first party data, which can be used to inform targeting and delivery of advertising campaigns, and that are not available to us.  Competitive pressures could require us to reduce the prices we charge buyers or increase the prices we pay to sellers.  For example, the online video advertising industry may experience price erosion due to increased adoption of automated ad buying.

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

With respect to our buyer platform, we believe that we compete for advertising spend primarily on the basis of: proven technology and optimization capabilities; pricing, quality and scale of online video inventory; depth and breadth of relationships with buyers; all-screen capabilities; brand-centric measurement; our ability to combat fraudulent placements and ensure brand safety; and our ability to ensure viewability and transparency into ad performance and placement.   With respect to our seller platform, we believe that we compete primarily on the basis of the speed and ease of use of our platform, the quality of tools that we provide to sellers to control their inventory and maximize yield, our ability to provide real-time reporting and analytics, and our ability to provide demand to sellers at scale, including by providing access to demand generated through our buyer platform.  If we were unable to compete favorably with respect to any of these factors our business could suffer.

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

Online video advertising is an emerging industry, and future demand and market acceptance for online video advertising is uncertain.  Many buyers have limited experience with online brand advertising, generally, and online video advertising specifically, and may continue to devote more significant portions of their advertising budgets to traditional, offline-based advertising, such as television and may not shift or devote significant portions of their advertising budgets to online video advertising.  Additionally, we compete for online advertising spend with other products and technologies such as search, display and in-banner video as well as advertising networks and exchanges.

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

In 2014, we introduced to market the Tremor Video DSP, an intuitive and customizable user interface where buyers can actively plan, buy, manage and measure the success of their campaigns on a programmatic basis.   The Tremor Video DSP is an automated solution that can be accessed on a self-service basis, or at varying levels of managed service depending on the buyer’s preference.

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

These solutions are still developing, and the future demand and acceptance for these solutions is uncertain and will likely depend on their perceived effectiveness by buyers and sellers.  If the market for our programmatic solutions, in particular with respect to our self-service solutions, develops more slowly than we expect, or fails to develop, our operating results and growth prospects could be harmed.

Our business depends in part on the success of our strategic relationships with third parties.

Our business depends in part on our ability to continue to successfully manage and enter into successful strategic relationships with third parties. We currently have and are seeking to establish new relationships with third parties, including with respect to the development of integrations with complementary technologies and data vendors.

Our ability to target, verify and measure campaigns is, in part, dependent on the data that we receive through third party integrations.  For instance, our buyer platform is integrated with third party technology providers that provide independent metrics for measuring and validating viewability, brand safety and demographic reach, and for combating fraudulent activities.

Many of our higher-function buying products that utilize advanced targeting solutions rely on data that is provided by third parties.  As an example, we recently entered into an exclusive agreement with Alphonso Inc., which provides us with access to real-time TV viewership data for purposes of targeting audiences.  We have invested significant time and resources in cultivating this relationship and bringing the product to market.  If we were to lose access to this data or are unable to renew our exclusivity, or could only maintain access or exclusivity on terms that are less favorable to us, it could harm our ability to generate spend through our non-programmatic higher-function buying channel, and our business, results of operations and financial condition may be adversely impacted.  Additionally, our contract with Alphonso Inc. requires us to meet certain minimum spend commitment obligations.  These commitments could have an adverse effect on our operating results if we are not able to generate sufficient sales to satisfy the minimum commitments.  Our higher-function buying products often present new and innovative methods for targeting consumers, and we may be unable to achieve market acceptance for these solutions.

In addition, the success of our programmatic solutions is dependent, in part, on our ability to integrate our platforms with third-party programmatic sources of inventory and demand.  Our buyer platform is directly integrated with the largest third party video SSPs, enabling the dynamic purchase ad impressions in an open exchange as well as through private marketplaces.  If we fail to maintain existing integrations or attract new supply partners, it could negatively impact the effectiveness of and market for our buyer platform, in particular the Tremor Video DSP.  We do not have exclusive relationships with these third party SSPs and they are generally under no obligation to provide inventory to us.

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

•                  our access to sought after high performing inventory;

•                  our access to multiple channels and screens;

•                  our access to advanced data targeting solutions;

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

The success of our buyer platform depends on our ability to effectively and efficiently deliver video ad campaigns for buyers.  We have in the past, and may in the future, be subject to fraudulent and malicious activities.  An example of such activities would be the use of bots, non-human traffic delivered by machines that are designed to simulate human users and artificially inflate user traffic on websites.  These activities could overstate the performance of any given video ad campaign and could harm our reputation.  It may be difficult to detect fraudulent or malicious activity because we do not own content and rely in part on our seller partners for controls with respect to such activity.  These risks become more pronounced when programmatic buying is in place.  While we assess the campaign performance on our sellers’ websites and have engaged third-parties to combat fraudulent and malicious activities, such assessments may not detect or prevent fraudulent or malicious activity.  In addition, buyers increasingly rely on third party vendors to measure campaigns and detect fraud.  If we are unable to successfully integrate our technology with such vendors, or our measurement and fraud detection differs from their findings, buyers could lose confidence in our solutions and our revenues could decrease.  If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, the affected buyers may experience or perceive a reduced return on their investment and our reputation may be harmed.  Fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund demands or withdrawal of future business.  If we fail to detect fraud or other actions that impact the performance of our video ad campaigns, we could lose the confidence of our buyers, which could cause our business to suffer.

Activities of our buyer and seller clients with which we do business could damage our reputation or give rise to legal claims against us.

Failure of our buyer platform or seller platform clients to comply with federal, state, local or foreign laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third-parties with respect to the content of the ads we deliver, or the content of the video inventory in which an ad is served, if the content violates intellectual property rights of third-parties or if the content is in violation of applicable laws. A third-party or regulatory authority may file a claim against us even if our client has represented that its use of the content is lawful and that they have the right to use the intellectual property. Any of these claims could be costly and time-consuming to defend and could also hurt our reputation. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our solutions or otherwise expend significant resources.

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

We are highly dependent on brand advertisers that rely upon advertising agencies, including agency trading desks, in planning and purchasing advertising.  Although we maintain relationships with the owners of brands, we do not typically contract with them directly.  Instead, generally we sell to advertising agencies that utilize our solutions on behalf of their clients.  Each advertising agency allocates advertising spend from brand advertisers across numerous channels.  We do not have exclusive relationships with advertising agencies and we depend on agencies to work with us as they embark on marketing campaigns for brands.

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

If buyers do not perceive meaningful benefits from our higher-function buying products, then our revenue and gross margins may be adversely affected.

Our higher-function buying products include our all-screen optimization solution, advanced data targeting solutions, and our proprietary outcome-based pricing models.  Our all-screen optimization solution allows a buyer to select a single campaign goal and our technology will optimize delivery of the campaign to find the right viewer wherever they may be watching video, whether on computers, tablets, smartphones or connected TVs.   Our advanced data targeting solutions provide buyers with new and innovative ways to find consumers based on identified behaviors or characteristics.  These solutions often utilize data provided by third party vendors.  For example, through our partnership with Alphonso Inc., we are able to offer buyers the ability to target audiences in real-time based on TV viewership data.  Our outcome-based pricing models enable buyers to only pay for advertising that “performed”, so that a buyer only pay us if the applicable performance metrics are satisfied. For example, with our cost per engagement, or CPE, pricing model we are compensated only when viewers actively engage with buyers’ campaigns, such as by interacting with the elements of the video ad through clicks or screen touches or by rolling over certain elements of the video ad for at least three seconds.

The market for our higher-function buying products is evolving.  Adoption of these products depends on our ability to innovate and establish relationships with third party data providers in order to meet and anticipate the changing needs of buyers.  If we were unable to access data through third party data providers, or could only maintain access on terms that are less favorable to us, it would negatively impact our ability to offer higher-function buying products to buyers.   A significant portion of our revenue is generated from ad campaigns that are purchased through our higher-function buying products, and these campaigns generally provide greater margins than campaigns purchased through our programmatic solutions or non-programmatic media network on a CPM basis. If buyers do not perceive meaningful benefits from our higher-function buying products and fail to adopt such products, or if we are unable to offer certain of our higher-function buying products, our revenue and gross margins may be adversely affected.

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

Attracting new buyers and sellers requires significant time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships.  Our technology and online video brand advertising are relatively new and often require us to spend substantial time and effort educating potential buyers and sellers about our solutions, including providing demonstrations and comparisons against other available services.   Some clients undertake a significant evaluation process that frequently involves not only our platform but also the offerings of our competitors. This process can be costly and time-consuming.

The sales cycle for our self-service solutions can be particularly long and unpredictable and requires considerable time and effort.  Sales efforts involve educating buyers about the use, technical capabilities and benefits of our platform, as many buyers have limited or no experience with programmatic buying. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. As part of our sales cycle, we may incur significant expenses. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue.

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

Our revenue and the total spend transacted through our platforms tends to be seasonal in nature and varies from quarter to quarter.  During the first quarter, buyers generally devote less of their budgets to ad spending, which impacts both our buyer and seller platforms.   Our operating cash flows could also fluctuate materially from period to period as a result of these seasonal fluctuations.

Our gross margins vary across our products.

Our gross margins and take rates reflect a variety of factors, including competitive pricing, inventory costs and the volume and relative mix of products used by our customers.  Even if we are able to accurately forecast the anticipated spend across our platforms, we may have limited visibility regarding the product mix.  For example, buyers on our platform can purchase video advertising programmatically, non-programmatically with the use of our higher-function buying products, or non-programmatically without the use of any such products.  Each of these methods of buying has a different associated gross margin profile.  In addition, we offer a number of different pricing models, including outcome-based pricing models where the advertiser only pays when the campaign performs against a given objective, pricing models based on cost per thousand impressions, or CPM, without regard to performance, and pricing models based on achieving a guaranteed demographic reach, or demo guarantees.  Our outcome-based pricing models typically generate higher gross margins than campaigns running through our buyer platform that are based on more traditional CPM pricing models because we are often able to serve our clients’ outcome-based goals with a lower number of purchased impressions. However, campaigns priced on a performance-basis are subject to the risk that we may purchase ad inventory that we are unable to monetize if the purchased inventory does not perform for our buyers.  Increased inventory costs, pricing pressures and the relative and varying mix of products selected by our customers could cause our gross margins and earnings to decrease notwithstanding an increase in the total spend transacted through our platforms.

Acquisitions or dispositions could entail significant execution, integration and operational risks.

As part of our business strategy, we may acquire or dispose of certain businesses, assets or technologies.  Acquisitions and dispositions involve numerous risks, any of which could harm our business, including:

•                  difficulties in integrating the technologies, solutions, operations, existing contracts and personnel of a target company or business unit;

•                  difficulties in supporting and transitioning clients, if any, of a target company or business unit;

•                  diversion of financial and management resources from existing operations or alternative opportunities;

•                  failure to realize the anticipated benefits or synergies of a transaction or loss of existing synergies between platforms or services;

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

•                  potential loss of key employees, customers or suppliers;

•                  inability to generate sufficient revenue to offset acquisition or divestiture costs; and

•                  possible write-offs or impairment charges relating to acquired or divested businesses.

In addition, we may incur indebtedness to complete an acquisition, which may impose operational limitations, or issue equity securities, which would dilute our stockholders’ ownership.  We may also unknowingly inherit liabilities from acquired businesses or assets that arise after the acquisition and are not adequately covered by indemnities.  Additionally, acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results and dispositions may result in an immediate impairment of goodwill.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic political and regulatory risks associated with specific countries.  The failure to successfully evaluate and execute acquisitions, divestitures or investments or otherwise adequately address the risks described above could materially harm our business and financial results.

We have limited international operations and any future international expansion may expose us to several risks, such as difficulty adapting our solutions for international markets.

We have limited experience in marketing, selling and supporting our solutions abroad.  During each of fiscal years 2016, 2015 and 2014, a substantial majority of our revenue was generated in the United States.  While we have offices outside of North America in Australia, Brazil, Singapore, and the United Kingdom, substantially all of our operations are located in the United States.

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

Our business and operations may consume resources faster than we anticipate.  In the future, we may need to raise additional funds to expand our marketing and sales and technology development efforts or to make acquisitions.  Additional financing may not be available on favorable terms, if at all.  Our credit facility matures in January 2018, and we may be unable to renew the credit facility on terms that are acceptable to us.  If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our marketing and sales and technology development efforts or take advantage of acquisition or other opportunities, which could harm our business and results of operations.  Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock.  Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.  As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

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

These restrictions could inhibit our ability to pursue our business strategies.  We are also subject to a financial covenant with respect to quarterly minimum trailing twelve month capital levels.  If we default under our credit facility, and such event of default is not cured or waived, the lender could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments.

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

We have experienced significant growth in recent periods.  If we fail to manage our growth effectively, our financial performance may suffer.

We have expanded the total spend transacted through our platforms, as well as the scale and scope of our overall business operations in recent periods.  Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.  For instance, we expect to be substantially dependent on our direct sales force to obtain new clients, and we plan to continue to expand our direct sales force both domestically and internationally.  Newly hired sales personnel may not become productive as quickly as we would like, or at all, thus representing increased operating costs and lost opportunities which in turn would adversely affect our business, financial condition and operating results.

If we do not manage our growth effectively, successfully forecast demand for our solutions or manage our expected expenses accordingly, our operating results will be harmed.  If we fail to manage our growth effectively, our financial performance may suffer.

Forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business may not grow at similar rates, if at all.

We have in the past provided, and may continue to provide, forecasts related to the market in which we operate.  Market forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if these forecasts prove to be correct, we may not be successful in maintaining or increasing our share of any relevant market.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, including a new permanent Chief Executive Officer, our ability to develop and successfully grow our business could be harmed.

We believe that our future success is highly dependent on the contributions of our senior management, as well as our ability to attract and retain additional senior management and highly skilled and experienced technical and other personnel in the United States and abroad.   All of our employees, including our senior management, are free to terminate their employment relationship with us at any time, and their knowledge of our business, technology and industry may be difficult to replace.  For example, William Day recently resigned from his position as President and Chief Executive Officer.  Paul Caine, one of our directors, has been appointed as Interim Chief Executive Officer, and we have initiated a formal search for a new permanent Chief Executive officer.  We cannot be certain when a new permanent Chief Executive Officer will be in place. We believe that our senior management has developed highly successful and effective working relationships. When we ultimately hire a new permanent Chief Executive Officer or other senior management, we may not be able to fully integrate the new executives or replicate the current dynamic and working relationships that have developed among our executive officers and other key personnel, and our operations could suffer.  Qualified technical personnel are in high demand, particularly in the digital media industry, and we may incur significant costs to attract them.  Many of the companies with which we compete for experienced personnel also have greater resources than us.  Additionally, volatility or lack of performance in our stock price may also affect our ability to attract employees and retain our key employees.  If we are unable to attract and retain our senior management and key employees, our ability to develop and successfully grow our business could be harmed.

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

We currently utilize three third-party data center hosting facilities, located in Boston, Massachusetts, Ashburn, Virginia and Santa Clara, California, and Amazon Web Services to deliver our solutions.  All of our data storage and analytics are conducted on, and the video ad campaigns that are transacted through our buyer and seller platforms are processed through, servers in these facilities. We also rely on multiple bandwidth providers, multiple internet service providers, as well as content delivery network, or CDN providers, and domain name systems, or DNS providers, and mobile networks to deliver video ads.  In addition, we utilize two third-party data center hosting facilities located in Santa Clara, California and New York, New York for corporate information technology communications, data storage, data processing and office automation.  Any damage to, or failure of, these systems within our third-party data hosting facilities or our other third-party providers could result in interruptions to the availability or functionality of our service.  If for any reason our arrangements with our data center hosting facilities or third-party providers are terminated, we could experience additional expense in arranging for new facilities, technology services and support.  In addition, the failure of our data center hosting facilities or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations.

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

We may be limited in the portion of net operating loss carry-forwards, or NOLs, that we can use in the future to offset taxable income for U.S. federal income tax purposes.  At December 31, 2016, we had U.S. federal and state NOLs of $117.3 million and $65.7 million, respectively, and foreign NOLs of $8.2 million, $6.8 million and $0.1 million related to our international subsidiaries in United Kingdom, Germany and Brazil, respectively.  The U.S. federal NOLs will expire in various years beginning in 2025 through 2036.  Our foreign NOLs can be carried forward without limitation in each respective country.  A lack of future taxable income would adversely affect our ability to utilize these NOLs.  In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income.  We believe that we experienced an ownership change under Section 382 of the Internal Revenue Code in prior years that may limit our ability to utilize a portion of the NOLs in the future.  In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code.  Our NOLs may also be impaired under similar provisions of state law.  We have recorded a full valuation allowance related to substantially all of our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.  Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Risks Relating to Our Data Collection and Intellectual Property

Our ability to generate revenue depends on our ability to collect and use significant amounts of data to deliver video ads, and any limitations on the collection and use of this data could significantly diminish the value of our solutions.

Our ability to optimize the placement and scheduling of video advertisements for our buyers and to increase adoption of our solutions depends on our ability to successfully leverage data that we collect from our buyers, sellers, and third-parties such as data providers.  Our ability to successfully leverage such data, in turn, depends on our ability to collect and obtain rights to utilize such data.

When we deliver a video ad, we are often able to collect anonymous information about the placement of the video ad and the interaction of the user with the video ad.  We, and our third-party data providers, currently employ various tracking technologies, such as cookies, pixels and automatic content recognition technology, to collect the data we use to conduct online video ad campaigns.  These tracking technologies are used to collect information related to the consumer, such as demographic information and history of the consumer’s interactions with our advertisers’ and our sellers’ websites, and any video ads we deliver.  We may also be able to collect information about the user’s location.  As we collect and aggregate this data provided by billions of video ad impressions and the data acquired from third-party providers, we analyze it in order to optimize the placement and delivery of video ads across the advertising inventory provided to us by sellers.  For example, we may use the collected information to limit the number of times a specific video ad is presented to the user, to provide a video ad to only certain types of users, or to provide a report to a buyer or seller regarding the performance of an advertising campaign or inventory, respectively.

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

Internet users can, with increasing ease, implement practices or technologies that may limit our ability to collect and use data to deliver advertisements, or otherwise inhibit the effectiveness of our solution. Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to modify their browser settings to prevent first party or third-party cookies from being accepted by their browsers. Most browsers also now support temporary privacy modes that allow the user to suspend, with a single click, the placement of new cookies or reading or updates of existing cookies. Internet users can also delete cookies from their computers at any time. Some Internet users also download free or paid “ad blocking” software that prevents third-party cookies from being stored on a user’s computer or mobile device. Many applications and other devices allow users to avoid receiving advertisements by paying for subscriptions or other downloads. Mobile devices based upon the Android operating system use cookies only in their web browser applications, so that cookies do not track Android users while they are using other applications on the device.

In addition, current versions of the most widely used web browsers, such as Chrome, Firefox, Internet Explorer and Safari, allow users to send “Do Not Track” signals, to indicate that they do not wish to have their web usage tracked. There is currently no definition of “tracking” and no standards regarding how to respond to a “Do Not Track” preference that are accepted or standardized in the industry. Even absent an industry standard, various government authorities have implemented, or indicated an intent to implement, some type of “Do Not Track” standard. For example, in 2014, an amendment to the California Online Privacy Protection Act of 2003, California Business and Professional Code § 22575 et seq., became effective, which requires operators of websites or online services to disclose how the operator responds to “Do Not Track” signals regarding the collection of personally identifiable information about an individual consumer’s online activities over time and across third-party Web sites or online services, as well as to disclose whether third parties may collect personally identifiable information about an individual consumer’s online activities over time and across different Web sites or online services. In addition, the Federal Trade Commission, or FTC, has previously stated that it will pursue a legislative solution if the industry does not agree to a standard. Similarly, the European Commission, which proposes legislation to the European Parliament, has suggested that it intends to consider “Do Not Track” legislation in the absence of an industry standard. Some proposed “Do Not Track” standards impose limits or requirements that apply to data gathering and use by third parties like us, but that may not apply to first parties. Laws or regulations could take a similar approach. Any such standard, law, or regulation could prohibit us from using non-personal consumer data by industry standards or state or federal legislation, which may diminish our ability to optimize and target advertisements, and the value of our services, and place us at a competitive disadvantage to first-party data owners such as large website operators, many of whom own or are developing or acquiring capabilities that compete with our solutions.

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

Further, ad-blocking technologies have emerged that have the effect of blocking the display of an advertisement. Estimates of the use of ad-blocking technologies vary by user population, type of media content, geography, and other factors, and the ultimate prevalence and effect of ad-blocking technologies is not certain, but it could have an adverse effect on our business if it reduces the volume or effectiveness (and therefore value) of advertising. In addition, some ad-blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e. data owned by the provider of the website or application being viewed). These ad-blockers could place us at a disadvantage because we rely on third-party data, while large competitors have troves of first-party data they use to direct advertising. Other technologies allow ads that are deemed “acceptable,” which could be defined in ways that place us or our clients at a disadvantage, particularly if such technologies are controlled or influenced by our competitors. Even if ad-blockers do not ultimately have a material impact on our business, investor concerns about ad blockers could cause our stock price to decline.

Finally, network carriers, providers of mobile device operating systems, and device manufacturers may also impact our ability to collect data on internet-connected devices.  These carriers, operating system providers, and device manufacturers are increasingly promoting features that allow device users to disable some of the functionality of the device or its operating system, which may impair or disable the collection of data on their devices. Any interruptions, failures, or defects in our data collection, mining, analysis, and storage systems could limit our ability to aggregate and analyze user data from our clients’ advertising campaigns.  If that happens, we may not be able to optimize the placement of advertising for the benefit of our buyers, which could make our solutions less valuable, and, as a result, we may lose clients and our revenue may decline.

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

If consumer sentiment regarding privacy issues or the development and deployment of new browser solutions or other mechanisms that limit the use of tracking technologies, such as cookies, or data collected through use of such technologies results in a material increase in the number of consumers who choose to opt out or are otherwise using browsers where they need to, and fail to, configure the browser to accept cookies, our ability to collect valuable and actionable data would be impaired.  Consumers may become increasingly resistant to the collection, use, and sharing of information used to deliver targeted advertising and may take steps to prevent such collection and use of information.  Consumers may elect not to allow data collection, use, or sharing for targeted advertising for a number of reasons, such as privacy concerns or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device.  Consumers may also elect to opt out of receiving targeted advertising specifically from our solutions.

Risks Related to Data Collected from Sellers Buyers and Other Third-Parties

In order to effectively operate our video advertising campaigns and other services, we collect data from buyers, sellers, and other third-parties.  If we are not able to obtain sufficient rights to data from these third-parties, we may not be able to utilize data in our solutions.  Although our arrangements with buyers and sellers generally permit us to collect data from advertising campaigns, some of our buyers and sellers do not allow us to collect some or all of this data or limit our use of this data, and future buyers and sellers may do so in the future.  For example, sellers may not agree to permit us to place our data collection tags on their sites or agree to provide us with the data generated by interactions with the content on their sites.  It would be difficult to comply with these requests, and to do so would cause us to spend significant amounts of resources.  It could also make it difficult for us to deliver effective advertising campaigns that meet the demands of our buyers.

We and many of our buyers and sellers voluntarily participate in several trade associations and industry self-regulatory groups that promulgate best practice guidelines or codes of conduct addressing the delivery of promotional content to users, and tracking of users or devices for the purpose of delivering targeted advertising.  We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of U.S. or international regulatory authorities In addition, when we purchase data from third-parties, we rely on them to comply with applicable data collection regulations, best practices and guidelines.  If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, either because of our practices or those of our third party data providers, our reputation may suffer, we could lose relationships with buyers or sellers, and we could be subject to proceedings or actions against us by governmental entities or others as described below.  Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective video advertising campaigns that meet the demands of our buyers.

If web, smartphones, tablet and connected TV devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our solutions from working effectively, our ability to grow our business could be impaired.

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

Our subsidiary ScanScout, Inc. was in the past subject to an FTC inquiry regarding its use of “Flash” cookies.  As a result of our acquisition of ScanScout in December 2010, we became subject to an FTC order that was issued in connection with the resolution of the FTC inquiry.  The order requires that we do not misrepresent the extent to which data from or about a particular user or the user’s online activities is collected, used, disclosed, or shared, or the extent to which users may exercise control over the collection, use, disclosure, or sharing of data collected from or about them, their computers or devices, or their online activities. It also requires that we: (1) notify users that our websites collect information for the purpose of sending targeted advertisements, along with a hyperlink to an opt-out mechanism; (2) include a hyperlink to such opt-out mechanism within or immediately adjacent to display advertisements; (3) undertake reasonable efforts to develop and implement a hyperlink to such opt out mechanism within or immediately adjacent to video advertisements; and (4) engage in recordkeeping and reporting obligations. The obligations under the order remain in effect until the latter of December 14, 2031, or the date 20 years after the date, if any, on which the U.S. government or the FTC files a complaint in federal court alleging any violation of the order. A violation of the order could lead to an FTC action for civil penalties. In addition, ScanScout was subject to a putative class action legal proceeding regarding its use of “Flash” cookies, which was settled in March 2012 and dismissed with prejudice.

In 2009, the European Union ePrivacy Directive was amended (Directive 2009/136/EC amending Directive 2002/58/EC) requiring buyers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements.  In particular, to comply with certain of these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent.  In February 2016, the European Commission announced an agreement with the United States Department of Commerce, or DOC, to replace the invalidated Safe Harbor framework with a new EU-US “Privacy Shield.”  On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling invalidating safe harbor by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and FTC, and making commitments on the part of public authorities regarding access to information. US companies are able to certify to the U.S. Department of Commerce their compliance with the privacy principles of the Privacy Shield since August 1, 2016. Further, the European Commission has issued a new General Data Protection Regulation that will go into effect in 2018, which will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules.  The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.  Complying with these new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy.

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

Additionally, a March 2012 FTC staff report recommends that websites offer consumers a choice about whether the owner of the website can use third-parties like us to track the activity for marketing purposes (e.g., delivery of targeted advertising).  We are a third-party in this context, and therefore currently depend on the ability to place our cookies and other tracking technologies on browsers and devices of users that visit the websites of our digital media content providers and to track devices for the purpose of ad delivery reporting on mobile devices, and if we were restricted from doing so because of compliance with laws or regulatory and industry best practices or recommendations by digital media content providers, our ability to gather the data on which we rely would be impaired.  Further, we could be placed at a competitive disadvantage to large competitors such as Google and Facebook who have heavily trafficked, first-party properties that would continue to have greater ability to collect visitor data and use such data for marketing purposes.

Any failure to protect our intellectual property rights could negatively impact our business.

We regard the protection of our intellectual property, which includes trade secrets, copyrights, trademarks, domain names and patents as critical to our success.  We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions.  We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties, with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information.  However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our intellectual property.

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

We currently own three issued U.S. patents and one granted European patent, which we registered in France, Germany and Great Britain.  Additionally, we currently own three pending U.S. patent applications that we are currently prosecuting with the U.S. Patent and Trademark Office, although there can be no assurance that any of these patent applications will ultimately be issued a patent.  We also register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States.  We also rely upon common law protection for certain marks, such as “Tremor Video.” Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation.  While we have patents and certain patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications.  In addition, our existing patents and any patents that may be issued in the future may not adequately protect our intellectual property or provide us with competitive advantages, or may be successfully challenged by third-parties.  Our competitors and others could attempt to capitalize on our brand recognition by using domain names or business names similar to ours.  Domain names similar to ours have been registered in the United States and elsewhere.  We may be unable to prevent third-parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks.  Effective trade secret, copyright, trademark, domain name and patent protection are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights.  We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location.  We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

Additionally, the Leahy-Smith America Invents Act, or AIA, among other things, switched U.S. patent rights from the former “first-to-invent” system to a “first inventor-to-file” system.  This may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions.  This may favor larger competitors that have the resources to file more patent applications.

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

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement or misappropriation without major financial expenditures or adverse consequences.  From time to time we face claims by third-parties that we infringe upon or misappropriate their intellectual property rights, and we may be found to be infringing upon or to have misappropriated such rights.  Such claims may be made by competitors or other parties.  We cannot assure you that we are not infringing or violating any third-party intellectual property rights.  From time to time, we or our clients may be subject to legal proceedings relating to our solutions or underlying technology and the intellectual property rights of others, particularly as we expand the complexity and scope of our business.  As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third-parties.

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

We utilize various types of data, other technology, and intellectual property licensed from unaffiliated third-parties in order to provide certain elements of our solutions, and a significant percentage of our total spend from higher-function buying products is generated from advanced targeting solutions that rely on data licensed from third parties.  Any errors or defects in any third-party data or other technology could result in errors in our solutions that could harm our business and damage our reputation and losses in revenue, and we could be required to spend significant amounts of additional research and development resources to fix any problems.  In addition, licensed technology, data, and intellectual property may not continue to be available on commercially reasonable terms, or at all.  Any loss of the right to use any of these on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent data, other technology, or intellectual property is identified and integrated, which delays could harm our business.  In this situation we would be required to either redesign our solutions to function with technology, data or intellectual property available from other parties or to develop these components ourselves, which would result in increased costs.  Furthermore, we might be forced to limit the features available in our current or future solutions.  If we fail to maintain or renegotiate any of these technology or intellectual property licenses, we could face significant delays and diversion of resources in attempting to develop similar or replacement technology, or to license and integrate a functional equivalent of the technology or intellectual property.  The occurrence of any of these events may have an adverse effect on our business, financial condition and operating results.

Risks Related to Being a Public Company and Public Company Financial Reporting

We have identified in the past a material weakness in our internal control over financial reporting.  If we fail to maintain proper and effective internal and disclosure controls, our ability to produce accurate financial statements and other disclosures on a timely basis could be impaired.

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting, that meet the applicable standards.  We may err in the design or operation of our controls.  In addition, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  We are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.  As disclosed in Item 9A, during the fiscal year ended December 31, 2015 management identified a material weakness in our internal control over financial reporting related to principal-agent considerations around revenue recognition. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our management concluded that our internal control over financial reporting was not effective for fiscal year 2015 and engaged in implementing a remediation plan designed to address the material weakness. While we have remediated the material weakness we identified, if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.  In addition, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources and could lead to substantial additional costs for accounting and legal fees.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.  Between January 1, 2016 and March 6, 2017, our stock price has ranged from $1.29 per share to $2.76 per share.  In addition, the trading prices of the securities of technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities.  In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors affecting the market price of our common stock include:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action or derivative litigation has often been brought against that company and its officers and directors.  In November 2013, a class action lawsuit was filed against us, alleging certain misrepresentations in connection with our initial public offering.  The claim was dismissed in March 2015. Because of the potential volatility of our stock price, we may become the target of additional securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock, or the perception that a substantial number of shares could be sold, could reduce the market price of our common stock.  As of March 6, 2017, we had 50,066,636 shares of common stock outstanding.   In addition, the shares subject to outstanding warrants to purchase common stock and stock option awards for which 31,130 shares and 5,107,030 shares, respectively, were exercisable as of December 31, 2016 will become available for sale immediately upon the exercise of such warrants to purchase common stock or stock option awards.

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

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In March 2016, our board of directors approved a stock repurchase program of up to $15 million. Through December 31, 2016, we had repurchased 2,861,632 shares of our common stock under the program for a total of approximately $6.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and principal stockholders and their respective affiliates beneficially owned, in the aggregate, a significant percentage of our outstanding common stock as of December 31, 2016.  These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.  The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

We also lease offices in Mountain View, California; San Francisco, California; Santa Monica, California; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Southfield, Michigan; Irving, Texas; Melbourne, Australia; Sydney, Australia; London, England; Kuala Lumpur, Malaysia; São Paulo, Brazil; Auckland, New Zealand; and Singapore. We utilize third-party data center hosting facilities located in Santa Clara, California, Boston, Massachusetts, Ashburn, Virginia and New York, New York. We believe our facilities are adequate for our current and near-term needs.

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

Holders of Record

As of December 31, 2016, there were approximately 76 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Price Range of Our Common Stock

The following table sets forth for the indicated periods the intraday high and low sales prices per share for our common stock on the New York Stock Exchange.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$2.04	$2.13	$2.10	$2.76
Low	1.29	1.63	1.45	1.59

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$2.94	$3.28	$3.08	$2.20
Low	2.01	2.20	1.79	1.75

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of Tremor Video, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares, for the period from June 26, 2013 through December 31, 2016, the cumulative total return on our common stock, the NYSE Composite Index and the Powershares S&P SmallCap Information Technology Portfolio Index.  The graph assumes $100 was invested on June 26, 2013, in the common stock of Tremor Video, Inc., the NYSE Composite Index and the Powershares S&P SmallCap Information Technology Portfolio Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

Purchases of Equity Securities by the Issuer

On March 29, 2016 the Company announced that the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $15.0 million of common stock over an eighteen month period commencing March 25, 2016. The repurchases may be made, from time to time, in the open market or by privately negotiated transactions, and are expected to be funded from cash on hand. The share repurchase program may be suspended, modified or discontinued at any time.

In 2016, we repurchased 2,861,632 shares of our common stock in open market purchases under the Company’s share repurchase program for a total of approximately $6.0 million (at an average of $2.11 per share).  As of December 31, 2016, approximately $9.0 million remained of our $15.0 million repurchase program. Refer to “Note 12 — Stockholders’ Equity” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The following table summarizes repurchases of the Company’s Common Stock during the fourth quarter of 2016:

				Approximate
				Dollar Value of
			Total Number	Shares that
			of Shares	Remain
			Purchased as	Eligible for
			Part of	Purchase
	Number of	Average	Publically	under the
	Shares	Price Paid	Announced	Program
Period	Purchased	Per Share (1)	Program	(in thousands) (1)
Remaining repurchase authority at September 30, 2016.				$13,477
October 1 — October 31, 2016	417,589	$1.77	417,589	12,737
November 1 — November30, 2016	417,589	$1.81	389,407	11,734
December 1 — December31, 2016	1,141,435	$2.43	1,141,435	8,963
Total as of December 31, 2016	2,062,124	$2.19	2,062,124	8,963

(1)         Amounts include broker commissions

Recent Sales of Unregistered Securities

On September 8, 2015, we granted John Rego, our newly appointed Chief Financial Officer, options to purchase 570,000 shares of our common stock at an exercise price of $1.94 per share, the closing price of our common stock on the date of grant.  On October 20, 2015, we granted John Walsh, our newly appointed Chief Technology Officer, options to purchase 350,000 shares of our common stock at an exercise price of $1.90 per share, the closing price of our common stock on the date of grant.  On September 26, 2016, we granted Jennifer Catto, our newly appointed Chief Marketing Officer, options to purchase 125,000 shares of our common stock at an exercise price of $1.58 per share, the closing price of our common stock on the date of grant.  These option grants were made outside of our stockholder approved equity compensation plans.  The options are generally subject to the same terms and conditions as options granted under our 2013 Equity Incentive Plan, or 2013 Plan.  A description of our 2013 Plan is set forth in “Note 14 - Stock-Based Compensation Expense — Stock Based Incentive Plans”  in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.  The offers, sales and issuances of the securities described in this paragraph were exempt from registration under Regulation D promulgated under the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected consolidated financial data. The following selected consolidated financial data for the years ended December 31, 2016, 2015, and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements that are included in Part II, Item 8 of this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The selected consolidated financial data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

The following data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended
	December 31,
	2016	2015	2014	2013	2012
		(dollars in thousands, except per share data)
Revenue	$166,761	$173,837	$159,487	$131,796	$105,190
Cost of revenue	90,488	99,266	101,673	77,925	61,317
Gross profit	76,273	74,571	57,814	53,871	43,873

Operating expenses:
Technology and development(1)	21,045	20,171	16,992	11,637	8,144
Sales and marketing(1)(2)	48,361	48,879	42,623	38,496	35,042
General and administrative(1)	17,010	17,279	14,712	10,950	10,824
Depreciation and amortization	9,173	8,344	6,675	6,310	5,992
Mark-to-market	1,263	—	—	—	—
Impairment charges(3)	—	22,665	—	—	—
Total operating expenses	96,852	117,338	81,002	67,393	60,002

Loss from operations	(20,579)	(42,767)	(23,188)	(13,522)	(16,129)

Interest and other income (expense):
Interest expense, net	(129)	(10)	(4)	(127)	(227)
Other income (expense), net	(123)	30	46	339	(8)
Total interest and other income (expense), net	(252)	20	42	212	(235)

Loss before provision for income taxes	(20,831)	(42,747)	(23,146)	(13,310)	(16,364)

Provision for income taxes	116	483	343	206	280

Net loss	$(20,947)	$(43,230)	$(23,489)	$(13,516)	$(16,644)

Basic and diluted net loss attributable to common stockholders(4)	$(0.40)	$(0.84)	$(0.46)	$(1.02)	$(2.22)

Basic and diluted weighted-average number of shares outstanding(5)(6)	52,279,738	51,684,397	50,637,541	28,761,700	7,499,986

Other Financial Data (unaudited):

Total spend(7)	$254,212	$203,882	$159,487	$131,796	$105,190

Adjusted EBITDA(8)	$(1,966)	$(4,637)	$(10,939)	$(2,112)	$(7,218)

	As of
	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Cash, cash equivalents and short-term investments(9)	$43,160	$59,887	$77,787	$92,691	$32,533
Working capital	56,168	74,148	89,024	102,533	39,892
Total assets	154,225	168,124	178,005	190,560	129,723
Mandatorily redeemable convertible preferred stock	—	—	—	—	162,466
Total liabilities(10)	75,703	66,692	38,232	33,528	30,729
Total stockholders’ equity (deficit)	78,522	101,432	139,773	157,032	(63,472)

(1)         Includes stock-based compensation expense as follows:

	Years Ended
	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Technology and development	$931	$854	$907	$549	$422
Sales and marketing	1,415	1,445	1,506	1,188	1,020
General and administrative	1,554	1,708	2,209	1,667	1,477
Total stock-based compensation expense	$3,900	$4,007	$4,622	$3,404	$2,919

(2)         Includes stock-based long-term incentive compensation expense of ($0.2) million, $0.4 million and $0.7 million for the years ended December 31, 2016, 2015 and 2013, respectively.

(3)         Reflects impairment charges incurred during the year ended December 31, 2015 of (i) $20.9 million related to goodwill, (ii) $1.2 million related to certain intangible assets, and (iii) $0.6 million related to certain property and equipment.  Refer to “Note 7 — Goodwill and Intangible Assets, Net in the notes to the consolidated financial statement included in Part II, Item 8 of this Form 10-K.

(4)         For the year ended December 31, 2013, basic and diluted net loss per share attributable to common stockholders includes $15.8 million deemed dividend from the conversion of our Series F preferred stock on July 2, 2013.  Refer to “Note 12 — Stockholders’ Equity” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(5)         As a result of our operating losses incurred for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, all potentially dilutive securities are anti-dilutive and, accordingly, basic and diluted weighted-average number of shares of common stock outstanding is equal for the years presented.

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

The following table presents a reconciliation of total spend to revenue, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Years Ended
	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Revenue	$166,761	$173,837	$159,487	$131,796	$105,190
Add: Tremor Video SSP inventory costs(a)	87,451	30,045	—	—	—
Total spend	$254,212	$203,882	$159,487	$131,796	$105,190

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

(8)         Adjusted EBITDA represents our net loss before interest and other (income) expense, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation expense, non-cash impairment charges, executive severance costs, acquisition-related costs, mark-to-market expense, litigation costs associated with class action securities litigation and other adjustments.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is a non-GAAP financial measure. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (e) Adjusted EBITDA does not reflect litigation costs associated with class action securities litigation; (f) Adjusted EBITDA does not reflect non-cash impairment charges associated with changes in the estimated fair value of our net assets compared to their carrying values; (g) Adjusted EBITDA does not reflect executive severance costs; (h) Adjusted EBITDA does not reflect acquisition-related costs and other adjustments; and (i) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Years Ended
	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Net loss	$(20,947)	$(43,230)	$(23,489)	$(13,516)	$(16,644)
Adjustments
Impairment charges(a)	—	22,665	—	—	—
Depreciation and amortization expense	9,173	8,344	6,675	6,310	5,992
Stock-based compensation expense	3,900	4,007	4,622	3,404	2,919
Executive severance costs(b)	163	1,458	—	—	—
Acquisition-related costs(c)	3,583	892	—	—	—
Mark-to-market(d)	1,263	—	—	—	—
Other adjustments(e)	520	—	—	—	—
Provision for income taxes	116	483	343	206	280
Litigation costs	194	328	279	82	—
Stock-based long-term incentive compensation expense(f)	(183)	436	673	1,614	—
Total interest and other (income), net	252	(20)	(42)	(212)	235
Total net adjustments		38,593	12,550	11,404	9,426
Adjusted EBITDA	$(1,966)	$(4,637)	$(10,939)	$(2,112)	$(7,218)

(a)         Refer to footnote (3) above for a further description of our impairment charges incurred during the year ended December 31, 2015.

(b)         Reflects severance costs incurred related to the termination of certain executives.

(c)          Reflects acquisition-related costs incurred in connection with our acquisition of TVN

(d)         Reflects acquisition-related costs incurred in connection with our acquisition of TVN.  Refer to Note 3 — Fair Value Measurements and Note 6 — Acquisition in the notes to the consolidated financial statement included in Part II, Item 8 of this Form 10-K.

(e)          Reflects amounts accrued in connection with a one-time change in our employee vacation policy.

(f)           Refer to footnote (2) above and footnote (10) below for a further description of our stock-based long-term incentive compensation expense.

(9)         At December 31, 2013, cash and cash equivalents includes $66.6 million in proceeds from the common stock issuance as a result of our IPO on July 2, 2013.

(10)  At December 31, 2016, 2015 and 2014, accrued compensation, benefits and payroll taxes includes $0 million, $0.5 and $0.8 million of stock-based long-term incentive compensation expense, respectively, related to our long-term sales incentive compensation plan.  Payments earned under the long-term sales incentive compensation plan for the 2015, 2014 and 2013 plan years were paid in stock-based awards in August 2016, 2015 and 2014, respectively.

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

Our buyer platform enables advertisers, agencies and other buyers of advertising, which we collectively refer to as buyers, to discover, buy, optimize and measure the effectiveness of their video ad campaigns across all screens, including computers, smartphones, tablets and TVs. .  Our proprietary technology analyzes video content, detects viewer and system attributes, and leverages our large repository of stored and integrated third-party data to optimize the delivery of ad campaigns to achieve a broad spectrum of marketing goals — from audience reach to more sophisticated goals such as engagement, brand lift and viewability.  Through our All-Screen optimization solution, buyers are able to choose a single campaign goal and our technology will optimize delivery of  the campaign across a broad inventory pool to find the right viewer wherever they may be watching video, eliminating the need to allocate campaign budgets to a specific screen or device.

We empower video ad buying however a buyer wants to transact.  Our buyer platform is directly integrated with video inventory sources, enabling the dynamic purchase of ad impressions through robust auctions, as well as through private marketplaces that connect buyers directly to sellers.  Buyers can purchase advertising on a guaranteed basis, where we execute the campaign according to an agreed set of objectives for a fixed price, or on a non-guaranteed basis, utilizing our proprietary real-time bidding technology.  We offer varying levels of client service, from fully managed to self-service, depending on a buyer’s needs.

Buyers are able to access our buyer platform on a programmatic basis through the Tremor Video DSP, an intuitive and customizable user interface where they can actively manage the execution of their campaigns.  The Tremor Video DSP creates significant work flow efficiencies for buyers, providing them with tools to manage settings across account, advertiser, campaign or placement level, and the ability to discover, activate and measure all of their private market place deals through one central console. Our advanced analytics suite enables buyers to gain a deep understanding of the drivers of campaign performance and obtain reporting on key brand performance metrics such as viewability, as well as TV-like metrics that measure reach and frequency of viewing by a particular audience.

Our higher-function buying products offer clients innovative ways to reach their target audiences and ensure that they are only paying for what performs.   With our proprietary outcome-based pricing models, a buyer only pays when they have achieved their desired objective, fully aligning our results with the success of a campaign.    For instance, with our CPE pricing, an advertiser only pays when a viewer actively engages with an ad, such as by interacting with the ad through clicks or screen touches.  Our advanced targeting solutions allow buyers to leverage unique data sets to find their desired audience across screens and increase the impact of their brand advertising.

Our seller platform, the Tremor Video SSP, helps suppliers of video advertising inventory, or sellers, improve yield and maximize the value of their video inventory by enabling their programmatic sales efforts.  Sellers on the Tremor Video SSP can make inventory available to buyers through an open exchange, where buyers bid on inventory in a robust auction environment, or through private marketplaces so that only selected buyers have the opportunity to purchase video ad inventory.  Through the Tremor Video SSP, we provide sellers with tools to manage their supply hierarchies and demand tiers, and offer real-time reporting that allows sellers to effectively monitor bidding activity on their inventory.  Buyers connect to sellers on the Tremor Video SSP through third-party demand side platforms, or third party DSPs, that are integrated directly with our seller platform.  In addition, the Tremor Video SSP is one of many inventory sources that is connected to our buyer platform.

Advertising spend transacted on our platforms has grown significantly.  Total spend (refer to “Key Metrics-Total Spend”) has increased from $159.5 million in 2014 to $203.9 million in 2015 and $254.2 million in 2016.  Over the same period, our revenue went from $159.5 million in 2014 to $173.8 million in 2015 and $166.8 million in 2016, while our gross margin increased from 36.2% in 2014 to 42.9% in 2015 and 45.7% in 2016.  Our net loss increased from $23.5 million in 2014 to $43.2 million in 2015 and decreased to $20.9 million in 2016. For 2015, our net loss includes $22.7 million of non-cash impairment charges to goodwill, certain intangible assets and property and equipment maintained at our former headquarters (refer to note 5 in notes to Consolidated Financial Statements).  Our adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) has increased from a $10.9 million loss in 2014, to a $4.6 million loss in 2015, and a $2.0 million loss in 2016.

Key Metrics

We monitor the key metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.  Revenue, gross margin and net loss are discussed under the headings “Components of our Results of Operations.” Total spend and Adjusted EBITDA are discussed immediately following the table below.

	Years Ended
	December 31,
	2016	2015	2014
	(dollars in thousands)
Revenue	$166,761	$173,837	$159,487
Gross margin	45.7%	42.9%	36.2%
Net loss	(20,947)	(43,230)	(23,489)
Total spend	254,212	203,882	159,487
Adjusted EBITDA	(1,966)	(4,637)	(10,939)

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

Total spend does not represent revenue earned by us and is a non-GAAP financial measure.  We believe total spend is a meaningful measurement of our operating performance because our ability to generate increases in total spend is strongly correlated to our ability to generate increases in revenue.  Total spend is a key measure used by management to assess our market share and scale, and is used to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  However, use of total spend has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. One of the limitations of total spend is that other companies, including companies in our industry, may calculate total spend or similarly titled measures differently, which reduces its usefulness as a measure of comparison to other companies in our industry.   See footnote 7 to the table in “Item 6 —Selected Consolidated Financial Data” in this Annual Report on Form 10-K for a discussion of the limitations of total spend and a reconciliation of total spend to revenue, the most comparable U.S. GAAP measurement, for the years ended December 31, 2016, 2015 and 2014.

Within total spend, we closely monitor the percentage contributions among the following operational metrics: programmatic; non-programmatic higher-function; and non-programmatic media.  Programmatic includes all spend transacted through the Tremor Video SSP, Tremor Video DSP, and agency trading desks.  We define non-programmatic higher-function as non-programmatic spend running through our buyer platform that utilizes our higher-function products, including our all-screen optimization solution, advanced data targeting solutions and proprietary outcome-based pricing models.   We define non-programmatic media as non-programmatic spend running through our buyer platform that is purchased without any of our higher-function products.  We track these operational metrics in order to better understand how our clients are transacting on our platforms, which informs decisions as to the allocation of resources and capital.  The table below shows the dollar and percentage contribution to total spend from each of programmatic, non-programmatic higher-function; and non-programmatic media.

	Years Ended
	December 31,
	2016	2015	2014
	(dollars in thousands)
Programmatic spend	$138,271	$70,388	$14,070
Non-programmatic higher function spend	93,480	87,842	64,301
Non-programmatic media spend	22,461	45,652	81,116
Total spend	$254,212	$203,882	$159,487

Total spend increased 24.7% from $203.9 million during the year ended December 31, 2015 to $254.2 million during the twelve months ended December 31, 2016. The increase in total spend was primarily driven by a substantial increase in programmatic spend and an increase in non-programmatic higher-function spend, which was partially offset by a decrease in non-programmatic media spend. Within programmatic spend, there was a substantial increase in spend running through our seller platform, the Tremor Video SSP, which was partially offset by a decrease in programmatic spend from agency trading desks using our buyer platform on a managed service basis through insertion orders. We believe that programmatic spend will continue to increase in future periods, driven primarily by increases in spend from the Tremor Video SSP, while total spend from non-programmatic media will continue to decline.

Adjusted EBITDA

Adjusted EBITDA represents our net loss before interest and other (income) expense, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation expense, non-cash impairment charges, executive severance costs, acquisition-related costs, mark-to-market expense, litigation costs associated with class action securities litigation and other adjustments.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses we do not consider to be indicative of our core operating performance in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.

Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. See footnote 8 to the table in “Item 6 —Selected Consolidated Financial Data” in this Annual Report on Form 10-K for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable U.S. GAAP measurement, for the years ended December 31, 2016, 2015 and 2014.

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

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue primarily represents video advertising inventory costs, third-party data licensing costs, research costs, third-party hosting fees, and third-party serving fees incurred to deliver video ads. The substantial majority of our cost of revenue for our buyer platform is attributable to video advertising inventory costs under seller contracts.  Cost of revenue for our seller platform primarily consists of third-party hosting fees. We recognize cost of revenue on a seller-by-seller basis upon delivery of an ad impression.

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

Gross margin is our gross profit expressed as a percentage of our total revenue.  For our buyer platform, our gross margin is primarily impacted by video advertising inventory costs associated with delivering our advertisers campaigns relative to the revenue we generate from delivering such campaigns.  Historically, our gross margin on our buyer platform has been positively affected by the relative contribution to our revenue from non-programmatic higher-function campaigns (i.e., campaigns purchased using our all-screen optimization solution, advanced targeting solutions or our proprietary outcome-based pricing models) compared to non-programmatic media campaigns, which are purchased on a CPM or demo-guarantee basis.  Because we book campaigns from our Tremor Video SSP net of inventory costs, campaigns running through our seller platform generate substantially higher margins than campaigns running through our buyer platform, which is reported on a gross basis.  As a result, in the future our gross margin will be impacted by the relative mix of revenue from our seller platform and our buyer platform.

Operating Expenses

Operating expenses consist of technology and development, sales and marketing, general and administrative depreciation and amortization expenses, and impairment charges.  Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of these expense categories other than depreciation and amortization expenses and impairment charges.  Our employee head count remained relatively stable with 328 employees at December 31, 2016 down slightly from 335 employees at December 31, 2015. We include stock-based compensation expense in connection with the grant of stock option awards or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function.

Technology and Development Expense. Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for development, network operations and engineering personnel.  Additional expenses in this category include costs related to the development, quality assurance and testing of new technology and maintenance and enhancement of existing technology and infrastructure as well as consulting, travel and other related overhead.  We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support.  Due to the rapid development and changes in our business, we have expensed technology and development expenses in the same year that the costs are incurred.  The number of employees in technology and development functions remained relatively stable with 103 employees at December 31, 2016 up slightly from 102 employees at December 31, 2015.  We intend to continue to invest in our technology and development efforts, in particular as it relates to our programmatic solutions, by strategically hiring additional personnel and by using outside consulting firms for various initiatives.  We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

Sales and Marketing Expense.  Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing, creative and sales and sales support employees.  Additional expenses in this category include marketing programs, consulting, travel and other related overhead.  The number of employees in sales and marketing functions remained relatively stable with 192 employees at December 31, 2016 from 195 employees at December 31, 2015.  We expect our sales and marketing expense to increase in the foreseeable future to support our continued revenue growth.

General and Administrative Expense. General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees.  Included in general and administrative expenses are consulting and professional fees, including legal, accounting and investor relations fees, insurance costs associated with compliance with the Sarbanes-Oxley Act and other public company corporate expenses, travel and other related overhead.  The number of employees in general and administrative functions declined to 33 employees at December 31, 2016 from 38 employees at December 31, 2015.  We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company and the continuing growth of our business.

Depreciation and Amortization Expense. Depreciation and amortization expense primarily consists of our depreciation expense related to investments in property, equipment and software as well as the amortization of certain intangible assets.

Mark-to-market.  Mark-to-market expense consist primarily of expense related to contingent consideration incurred in connection with our acquisition of The Video Network Pty Ltd (refer to notes 3 and 6 in notes to consolidated financial statements).

Impairment Charges.  Impairment charges consist of write downs to goodwill and intangible assets related to historical acquisitions, as well as charges recorded in connection with the impairment of certain property and equipment located at our former headquarters that we vacated (refer to note 5 and 7 in notes to consolidated financial statements).

Interest and Other Income, Net

Interest and other income, net consist primarily of interest income, interest expense and foreign exchange transaction gains and losses.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense is primarily attributable to interest paid on taxes and fees to local jurisdictions.  As of December 31, 2016, we did not have any outstanding borrowings under our credit facility.

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

	Years Ended
	December 31,
	2016		2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
			(dollars in thousands)
Revenue	$166,761	100.0%	$173,837	100.0%	$159,487	100.0%
Cost of revenue	90,488	54.3	99,266	57.1	101,673	63.8
Gross profit	76,273	45.7	74,571	42.9	57,814	36.2

Operating expenses:
Technology and development	21,045	12.6	20,171	11.6	16,992	10.6
Sales and marketing	48,361	29.0	48,879	28.1	42,623	26.7
General and administrative	17,010	10.2	17,279	9.9	14,712	9.2
Depreciation and amortization	9,173	5.5	8,344	4.8	6,675	4.2
Mark-to-market	1,263	0.8	—	—	—	—
Impairment charges	—	—	22,665	13.0	—	—
Total operating expenses	96,852	58.1	117,338	67.4	81,002	50.7

Loss from operations	(20,579)	(12.3)	(42,767)	(24.5)	(23,188)	(14.5)
Total interest and other income, net	(252)	(0.2)	20	0.0	42	0.0
Loss before provision for income taxes	(20,831)	(12.5)	(42,747)	(24.5)	(23,146)	(14.5)
Provision for income taxes	116	0.1	483	0.3	343	0.2
Net loss	$(20,947)	(12.6)%	$(43,230)	(24.8)%	$(23,489)	(14.7)%

Comparison of Years Ended December 31, 2016 and 2015

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Revenue	$166,761	$173,837	$(7,076)	(4.1)%

Revenue.  Our revenue during the twelve months ended December 31, 2016 decreased to $166.8 million from $173.8 million in the prior year period, despite an increase in total spend during the twelve months ended December 31, 2016 to $254.2 million from $203.9 million in the prior year period.

The decrease in our revenue for the twelve months ended December 31, 2016 compared to the prior year period, was primarily attributable to the change in the relative mix of the total spend being transacted through our buyer platform in favor of our seller platform, the Tremor Video SSP.  Revenue from the Tremor Video SSP is booked net of inventory costs, compared to revenue from our buyer platform, which we report on a gross basis. Accordingly, each dollar spent through our buyer platform equates to a dollar of recognized revenue, while for our seller platform only a fraction of each dollar spent is recognized as revenue.

The increase in total spend was primarily driven by a $67.9 million increase in programmatic spend and a $5.6 million increase in non-programmatic higher-function spend, which was partially offset by a $23.2 million decrease in non-programmatic media spend. Within programmatic spend, there was a substantial increase in spend running through our seller platform, the Tremor Video SSP.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$90,488	$99,266	$(8,778)	(8.8)%
Gross profit	76,273	74,571	1,702	2.3
Gross margin	45.7%	42.9%

Cost of Revenue, Gross Profit and Gross Margin.  Our cost of revenue during the twelve months ended December 31, 2016 decreased to $90.5 million from $99.3 million for the same period in 2015.  The decrease reflects a $13.9 million reduction in video advertising inventory costs, which were partially offset by a $5.1 million increase in costs related to data, ad serving, hosting and research.  The reduction in video advertising inventory costs is largely due to an increase in the percentage of our total spend being transacted through our seller platform, which is recorded on a net basis and therefore does not have associated inventory costs.   The increase in data, ad serving, hosting and research costs is driven by an increase in the total spend and total number of transactions being transacted through our platforms.

Our gross profit increased by $1.7 million compared to the prior year period, reflecting a decrease in our cost of revenue of $8.8, million which was partially offset by a decrease in revenue of $7.1 million year-over-year.

Our gross margin increased to 45.7% for the twelve months ended December 31, 2016 from 42.9% for the twelve months ended December 31, 2015.  The increase in our gross margin is largely due to a change in the relative mix of the total spend being transacted through our buyer platform and the Tremor Video SSP compared to the prior year period.  Revenue from the Tremor Video SSP generates substantially higher gross margins than our buyer platform since it is recorded net of inventory costs.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$21,045	$20,171	$874	4.3%
% of total revenue	12.6%	11.6%

Technology and Development.   The increase in technology and development expense in 2016 compared to 2015 was primarily attributable to a $0.8 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, and a $0.6 million increase in professional fees and software and maintenance fees, which were partially offset by a $.5 million decrease in consulting expense.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$48,361	$48,879	$(518)	(1.1)%
% of total revenue	29.0%	28.1%

Sales and Marketing.   The decrease in sales and marketing expense in 2016 compared to 2015 was primarily attributable to a $1.6 million decrease in marketing costs. This decrease was partially offset by a $0.7 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, a $0.2 million increase in consulting and travel and entertainment expenses, and a $0.2 million increase in overhead costs

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$17,010	$17,279	$(269)	(1.6)%
% of total revenue	10.2%	9.9%

General and Administrative.   The decrease in general and administrative expense in 2016 compared to 2015 was primarily attributable to a $0.6 million decrease in in salaries, incentive compensation, stock-based compensation and other personnel-related costs and a $0.5 million decrease in legal and consulting fees, which were partially offset by an $0.8 million increase in accounting fees, professional development, recruiting fees, travel and entertainment expenses and other expenses.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$9,173	$8,344	$829	9.9%
% of total revenue	5.5%	4.8%

Depreciation and Amortization.    The increase in depreciation and amortization expense in 2016 compared to 2015 was primarily attributable to increases in depreciation related to additional leasehold improvements to new office spaces and purchases of computer hardware and software related to our third-party data center hosting facilities.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Total impairment charges	$—	$22,665	$(22,665)	100.0%
% of total revenue	—%	13.0%

Impairment Charges. During the twelve months ended December 31, 2016, there was no impairment of goodwill, intangible assets or property and equipment.   During the year ended December 31, 2015, we recorded a goodwill impairment charge of $20.9 million and an intangible asset impairment charge of $1.2 million (refer to note 7 in notes to consolidated financial statements).

In addition, during 2015, we recorded an impairment charge of $0.6 million related to certain property and equipment at our former headquarters (refer to note 5 in notes to consolidated financial statements).

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Total interest and other income, net	$(252)	$20	$(272)	N/A
% of total revenue	(0.2)%	0.0%

Total Interest and Other Income, Net.    The decrease in total interest and other income, net in 2016 compared to 2015 was primarily attributable to a $0.3 loss on the sublease of office space, partially offset by an increase in other income related to income generated from the subletting of our former headquarters.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2016	2015	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$116	$483	$(367)	(76.0)%
% of total revenue	0.1%	0.3%

Provision for Income Taxes.  The decrease in provision for income taxes in 2016 compared to 2015 was primarily attributable to decreases in taxes incurred in our foreign jurisdictions as well as US local taxes.

Comparison of Years Ended December 31, 2015 and 2014

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Revenue	$173,837	$159,487	$14,350	9.0%

Revenue.  Our revenue during the twelve months ended December 31, 2015, increased to $173.8 million from $159.5 million in the prior year period.   At the same time, our total spend increased to $203.9 million in 2015 from $159.5 million in 2014.   The increase in total spend was primarily driven by a $56.3 million increase in programmatic spend and a $23.5 million increase in non-programmatic higher-function spend, which was partially offset by a $35.5 million decrease in non-programmatic media spend.  Within programmatic spend, there was a substantial incremental contribution from our seller platform, the Tremor Video SSP, which was introduced in 2015.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$99,266	$101,673	$(2,407)	(2.4)%
Gross profit	74,571	57,814	16,757	29.0
Gross margin	42.9%	36.2%

Cost of Revenue, Gross Profit and Gross Margin.  Our cost of revenue during the twelve months ended December 31, 2015 decreased to $99.3 million from $101.7 million for the same period in 2014.  The decrease reflects a $4.6 million reduction in video advertising inventory costs, which were partially offset by a $2.2 million increase in costs related to data, ad serving, hosting and research. The reduction in video advertising inventory costs is largely due to an increase in the percentage of our total spend being transacted through our seller platform, which is recorded on a net basis and therefore does not have associated inventory costs.   The increase in data, ad serving, hosting and research costs is driven by an increase in the total spend and total number of transactions being transacted through our platforms.

Our gross profit increased by $16.8 million compared to the prior year period, reflecting a decrease in our cost of revenue of $2.4 million which and an increase in revenue of $14.4 million year-over-year.

Our gross margin increased to 42.9% for the twelve months ended December 31, 2015 from 36.2% for the twelve months ended December 31, 2014.  The increase in our gross margin is largely due to a change in the relative mix of the total spend being transacted through our buyer platform and the Tremor Video SSP compared to the prior year period.  Revenue from the Tremor Video SSP generates substantially higher gross margins than our buyer platform since it is recorded net of inventory costs.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$20,171	$16,992	$3,179	18.7%
% of total revenue	11.6%	10.6%

Technology and Development.  The increase in technology and development expense in 2015 compared to 2014 was primarily attributable to a $2.2 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, a $0.6 million increase in consulting fees, professional fees, software, and maintenance fees, and a $0.4 million increase in overhead costs.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$48,879	$42,623	$6,256	14.7%
% of total revenue	28.1%	26.7%

Sales and Marketing.  The increase in sales and marketing expense in 2015 compared to 2014 was primarily attributable to a $4.7 million increase in salaries, severance costs, incentive compensation, stock-based compensation, and other personnel-related costs, a $1.3 million increase in software and professional fees and a $1.0 increase in overhead costs.  These increases were partially offset by a $0.7 million decrease in consulting fees and marketing costs.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$17,279	$14,712	$2,567	17.5%
% of total revenue	9.9%	9.2%

General and Administrative.   The increase in general and administrative expense in 2015 compared to 2014 was primarily attributable to a $1.2 million increase in professional fees, a $0.9 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs and a $0.5 million increase in overhead costs.

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$8,344	$6,675	$1,669	25.0%
% of total revenue	4.8%	4.2%

Depreciation and Amortization.    The increase in depreciation and amortization expense in 2015 compared to 2014 was primarily attributable to increases in depreciation related to additional leasehold improvements to new office spaces and purchases of computer hardware and software related to our third-party data center hosting facilities.

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

In addition, we recorded an impairment charge of $0.6 million related to certain property and equipment at our former headquarters period (refer to note 5 in notes to consolidated financial statements).

	Years Ended		Change
	December 31,		Increase / (Decrease)
	2015	2014	Amount	Percentage
	(dollars in thousands)
Total interest and other income, net	$20	$42	$(22)	N/A
% of total revenue	0.0%	0.0%

Total Interest and Other Income, Net.    The decrease in total interest and other income, net in 2015 compared to 2014 was primarily attributable to $0.1 million increase in mark-to-market expenses related to our contingent consideration liability, partially offset by an increase in other income related to income generated from the subletting of our former headquarters.

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

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash, cash equivalents and short-term investments, accounts receivable and working capital for the periods indicated:

	As of December 31,
	2016	2015	2014
	(dollars in thousands)
Cash, cash equivalents and short-term investments	$43,160	$59,887	$77,787
Accounts receivable, net of allowance for doubtful accounts	79,027	70,778	46,765
Working capital	56,168	74,148	89,024

Our cash and cash equivalents at December 31, 2016 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $43.1 million, $59.9 million and $77.8 million as of December 31, 2016, 2015 and 2014, respectively.

We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility, which was amended and restated in January 2017, we can incur revolver borrowings up to the lesser of $35.0 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly.  The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit.  The credit facility matures in January 2018.  While we had no outstanding borrowings under the credit facility as of December 31, 2016 and 2015, our lender has issued standby letters of credit in favor of the landlord of our headquarters totaling $2.3 million, which can be drawn down from amounts available under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and trailing twelve-month Adjusted EBITDA, tested quarterly.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  Subject to certain exceptions, we are also required to maintain all of our cash and cash equivalents at accounts with the lender. We were in compliance with all covenants as of December 31, 2016 and through the date of this filing.

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

Historical Cash Flows

The following table summarizes our historical cash flows for the periods indicated:

	December 31,
	2016	2015	2014
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(7,075)	$(7,959)	$(10,984)
Investing activities	(2,933)	(9,404)	(4,026)
Financing activities	(6,332)	(386)	202

Operating Activities

Net cash (used in) operating activities is primarily influenced by the revenue our business generates, video advertising inventory costs and amounts of cash we invest in personnel and infrastructure to support the anticipated growth of our business.  Net cash (used in) operating activities has been used to fund operations through changes in working capital, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expenses.

In 2016, our net cash used in operating activities was $7.1 million and consisted of a net loss of $20.9 million and $3.8 million of cash used in working capital, which was partially offset by $17.7 million in adjustments for non-cash items.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $9.2 million, non-cash stock-based compensation expense of $3.9 million, mark-to-market expense of $1.3 million and compensation expense related to acquisition contingent consideration of $3.6 million, partially offset by a decrease of $0.3 million of non-cash stock based long-term incentive compensation expense.  The $3.8 million of cash used in working capital primarily consisted of a $8.3 million increase in accounts receivable and a $3.4 million decrease in contingent consideration on acquisition, which was partially offset by a $6.7 million increase in accounts payable and accrued expenses, a $0.6 million increase in deferred rent liabilities and $0.6 million increase in prepaid expenses and other assets.

In 2015, our net cash used in operating activities was $8.0 million and consisted of a net loss of $43.2 million and $0.2 million of cash used in working capital, which was partially offset by $35.4 million in adjustments for non-cash items.  Adjustments for non-cash items primarily consisted of $22.7 million in non-cash impairment charges, depreciation and amortization expense of $8.3 million and non-cash stock-based compensation expense of $4.4 million.  The $0.2 million of cash used in working capital primarily consisted of a $22.7 million increase in accounts receivable and a $3.4 million increase in prepaid expenses and other current assets as a result of prepaid rent amounts for our new headquarters, future advertising and marketing events, which was partially offset by a $20.2 million increase in accounts payable and accrued expenses and a $5.7 million increase in deferred rent liabilities and net changes in other working capital.

In 2014, our net cash used in operating activities was $11.0 million and consisted of a net loss of $23.5 million, offset by $11.9 million in adjustments for non-cash items and $0.6 million of cash provided by working capital.  Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $6.7 million, non-cash stock-based compensation expense of $4.6 million and non-cash stock-based long-term incentive compensation expense of $0.7 million, partially offset by a $0.1 million net decrease in other non-cash items.  The $0.6 million increase in cash resulting from changes in working capital primarily consisted of a $5.9 million increase in accounts payable and accrued expenses and $0.1 million net decrease in prepaid expenses and other current assets and liabilities as a result of prepaid rent amounts for new office space, future advertising and marketing events, which was partially offset by a $5.4 million increase in accounts receivable.

Investing Activities

Our investing activities consist of net cash used for purchases of property and equipment primarily related to leasehold improvements and, for 2015, cash used for an acquisition.

In 2016, our net cash used in investing activities was $2.9 million and consisted of purchase property and equipment primarily related to leasehold improvements for new office spaces and computer equipment for third-party data hosting facilities.

In 2015, our net cash used in investing activities was $9.4 million and consisted of $7.7 million used to purchase property and equipment primarily related to leasehold improvements for our new headquarters and $1.7 million used to acquire a business in Australia, net of cash acquired (refer to note 6 in notes to consolidated financial statements).

In 2014, our net cash used in investing activities was $4.0 million used primarily to purchase computer hardware and software related to our third-party data hosting facilities.

Financing Activities

Our financing activities consist of the repurchase of common stock, acquisition related payments and tax payments made on behalf of employees related to net share settlements of restricted stock unit awards and proceeds received from the exercise of stock option awards and issuance of common stock in connection with shares purchased under our ESPP.

In 2016, our net cash used in financing activities was $6.3 million and consisted of $6.0 million of purchases of common stock pursuant to our share repurchase program, $0.5 million used to pay tax withholdings on behalf of employees related to net share settlements of restricted stock unit awards and $0.4 million of payments related to contingent consideration on acquisition, partially offset by $0.6 million in proceeds received from the issuance of common stock in connection with shares purchased under our ESPP and the exercise of stock option awards.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Contractual Obligations

The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2016. Future events could cause actual payments to differ from these estimates.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in thousands)
Operating lease obligations(1)	$35,199	$5,495	$9,863	$9,199	$10,642
Third-party licenses and services	16,353	16,353	—	—	—
Total contractual obligations	$51,552	$21,848	$9,863	$9,199	$10,642

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

We evaluate goodwill and other intangible assets with indefinite lives for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We adopted FASB Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment,” which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

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

During the year ended December 31, 2015, we determined that an impairment indicator was present that required us to perform an interim goodwill impairment analysis.  This impairment indicator was a decrease in market capitalization below the carrying value of the Company’s net assets.  During the three months ended September 30, 2015, the Company conducted an interim impairment test on its goodwill, based on which the Company determined that the implied fair value of goodwill was less than the reporting unit’s carrying value.  As a result, the Company recorded a goodwill impairment loss of $20,890 to reduce the carrying value of goodwill to its implied fair value.

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

In connection with the interim goodwill impairment testing discussed above, we conducted an impairment testing on certain intangible assets, specifically related to our customer relationships acquired in a historical acquisition, which indicated that the estimated fair value of those intangible assets were below their carrying value.  Accordingly, we recognized an impairment charge related to our intangible assets of $1.2 million during the three months ended September 30, 2015 to reduce the carrying values of these intangible assets to their estimated fair values.  We did not identify any other impairment losses on our remaining intangible assets as of December 31, 2015.

Other than the impairment losses above, there were no additional impairment losses identified and no other indicators of impairment to goodwill and intangible assets for 2016, 2015, and 2014.

Stock-Based Compensation

We include stock-based compensation expense as part of operating expenses in connection with the grant or modification of stock option awards, restricted stock unit awards, employee stock purchase plan awards, and other equity awards to our directors, employees and consultants. We account for stock-based compensation in accordance with the authoritative accounting guidance on stock-based payment awards. Pursuant to the fair value recognition provisions of such guidance, stock-based payment awards are measured at the grant date based on the fair value of the award and is recognized as compensation expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. During the years ended December 31, 2016, 2015 and 2014, we recorded stock-based compensation expense of $3.9 million, $4.0 million and $4.6 million, respectively. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in “Note 12 — Stock-Based Compensation Expense” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

At December 31, 2016, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $117.3 million and $65.7 million, respectively, and foreign net operating loss carryforwards of $8.2 million, $6.8 million and $0.1 million related to our international subsidiaries in United Kingdom, Germany and Brazil, respectively.  The U.S. federal net operating losses will expire in various years beginning in 2027. Our foreign net operating loss carry-forwards can be carried forward without limitation in each respective country.  A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Internal Revenue Code in prior years that may limit our ability to utilize a portion of the NOLs in the future.

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

Interest Rate Risk

We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2016 and sustained through the period ended December 31, 2016, would not have been material.  We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

We were exposed to market risks related to fluctuations in interest rates related to our $35.0 million credit facility where an increase in interest rates may result in higher borrowing costs.  Since we currently do not have any outstanding borrowings under our credit facility, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Foreign Currency Exchange Risk

Due to our international operations, we are exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars.  Our primary exposures are related to non-U.S. dollar denominated sales and operating expenses primarily in Australia, Canada, Brazil, Singapore and the United Kingdom.  In August 2015, we acquired a business located in Australia, and in connection with the acquisition we may be required to make future payments that are denominated in Australian dollars (refer to note 6 in notes to the consolidated financial statements).  The effect of a 10% increase or decrease in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented.  Substantially all of our advertiser contracts are currently denominated in U.S. dollars.  Therefore, we have minimal foreign currency exchange risk with respect to our revenue.  These exposures may change over time as our business practices evolve and if our exposure increases, adverse movements in foreign currency exchanges rates could have a material adverse impact on our financial results.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TREMOR VIDEO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tremor Video, Inc.

We have audited the accompanying consolidated balance sheets of Tremor Video, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, and changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tremor Video, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP

New York, New York
March 10, 2017

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$43,160	$59,887
Accounts receivable, net of allowance for doubtful accounts of $3 and $69 as of December 31, 2016 and 2015, respectively	79,027	70,778
Prepaid expenses and other current assets	2,405	3,721
Total current assets	124,592	134,386
Long-term assets:
Restricted cash	770	600
Property and equipment, net of accumulated depreciation of $11,282 and $6,716 as of December 31, 2016 and 2015, respectively	9,656	10,094
Intangible assets, net of accumulated amortization of $29,012 and $24,488 as of December 31, 2016 and 2015, respectively	6,922	11,469
Goodwill	10,758	10,781
Other assets	1,527	794
Total long-term assets	29,633	33,738
Total assets	$154,225	$168,124

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$64,691	$58,742
Deferred rent, short-term	704	401
Contingent consideration on acquisition, short-term	2,483	987
Deferred revenue	5	108
Capital leases, short-term	362	—
Other current liabilities	179	—
Total current liabilities	68,424	60,238
Long-term liabilities:
Deferred rent	6,072	5,237
Contingent consideration on acquisition	—	443
Deferred tax liabilities	447	510
Capital leases	760	—
Other liabilities	—	264
Total liabilities	75,703	66,692
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of December 31, 2016 and 2015, respectively; 50,431,324 and 52,214,384 shares issued and outstanding as of December 31, 2016 and 2015, respectively	5	5
Treasury stock, at cost 2,861,632 and 0 shares, respectively	(6,037)	—
Additional paid-in capital	283,486	279,136
Accumulated other comprehensive (loss) income	(331)	(55)
Accumulated deficit	(198,601)	(177,654)
Total stockholders’ equity	78,522	101,432
Total liabilities and stockholders’ equity	$154,225	$168,124

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended
	December 31,
	2016	2015	2014

Revenue	$166,761	$173,837	$159,487
Cost of revenue	90,488	99,266	101,673
Gross profit	76,273	74,571	57,814

Operating expenses:
Technology and development	21,045	20,171	16,992
Sales and marketing	48,361	48,879	42,623
General and administrative	17,010	17,279	14,712
Depreciation and amortization	9,173	8,344	6,675
Mark-to-market	1,263	—	—
Impairment charges	—	22,665	—
Total operating expenses	96,852	117,338	81,002

Loss from operations	(20,579)	(42,767)	(23,188)

Interest and other income, net:
Interest expense	(129)	(10)	(4)
Other income, net	(123)	30	46
Total interest and other income, net	(252)	20	42

Loss before provision for income taxes	(20,831)	(42,747)	(23,146)

Provision for income taxes	116	483	343

Net loss	$(20,947)	$(43,230)	$(23,489)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.40)	$(0.84)	$(0.46)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	52,279,738	51,684,397	50,637,541

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended
	December 31,
	2016	2015	2014

Net loss	$(20,947)	$(43,230)	$(23,489)
Other comprehensive loss
Foreign currency translation adjustments	(276)	(153)	(97)
Comprehensive loss attributable to common stockholders	$(21,223)	$(43,383)	$(23,586)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

					Accumulated		Total
				Additional	Other		Stockholders’
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Equity
	Share	Capital	Stock	Capital	Income (Loss)	Deficit	(Deficit)

Balance as of December 31, 2013	49,998,274	$5	—	267,767	195	(110,935)	157,032
Exercise of stock options awards	773,411	—	—	767	—	—	767
Stock-based compensation expense	—	—	—	4,607	—	—	4,607
Common stock issued for settlement of restricted stock units net of 173,707 shares withheld to satisfy income tax withholding obligations	334,569	—	—	953	—	—	953
Net loss	—	—	—	—	—	(23,489)	(23,489)
Foreign currency translation adjustment	—	—	—	—	(97)	—	(97)
Balance as of December 31, 2014	51,106,254	5	—	274,094	98	(134,424)	139,773
Exercise of stock options awards	165,292		—	108	—	—	108
Stock-based compensation expense	—	—	—	4,002	—	—	4,002
Common stock issued for settlement of restricted stock units net of 210,029 shares withheld to satisfy income tax withholding obligations	573,690	—	—	220	—	—	220
Common stock issuance in connection with employee stock purchase plan	369,148	—	—	712	—	—	712
Net loss	—	—	—	—	—	(43,230)	(43,230)
Foreign currency translation adjustment	—	—	—	—	(153)	—	(153)
Balance as of December 31, 2015	52,214,384	5	—	279,136	(55)	(177,654)	101,432
Exercise of stock options awards	167,367		—	161			161
Stock-based compensation expense			—	3,895			3,895
Common stock issued for settlement of restricted stock units net of 274,980 shares withheld to satisfy income tax withholding obligations	560,922		—	(205)			(205)
Common stock issuance in connection with employee stock purchase plan	350,283		—	499			499
Treasury stock — repurchase of stock	(2,861,632)		(6,037)				(6,037)
Net loss			—			(20,947)	(20,947)
Foreign currency translation adjustment			—		(276)		(276)
Balance as of December 31, 2016	50,431,324	$5	(6,037)	$283,486	$(331)	$(198,601)	$78,522

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.
Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(20,947)	$(43,230)	$(23,489)
Adjustments required to reconcile net loss to net cash (used in) provided by operating activities:
Loss on sublease	246	—	—
Impairment charges	—	22,665	—
Depreciation and amortization expense	9,173	8,344	6,675
Stock-based compensation expense	3,900	4,007	4,622
Compensation expense related to the acquisition contingent consideration	3,568	—	—
Stock-based long-term incentive compensation expense (income)	(300)	436	673
Mark-to-market expense (income)	1,263	113	(6)
Bad debt recovery	(66)	(87)	(16)
Deferred tax benefit	(92)	(61)	—
Loss on fixed asset disposal	23	—	—
Net changes in operating assets and liabilities:
Increase in accounts receivable	(8,277)	(22,675)	(5,394)
(Increase) decrease in prepaid expenses and other assets	583	(3,381)	299
Increase in accounts payable and accrued expenses	6,728	20,178	5,899
Increase in other current liabilities	179	—	—
Decrease in contingent consideration on acquisition	(3,406)	—	—
Increase in deferred rent and security deposits payable	628	5,639	9
Increase in restricted cash	(170)	—	—
Increase in deferred revenue	(103)	93	(256)
Net cash (used in) provided by operating activities	(7,070)	(7,959)	(10,984)

Cash flows from investing activities:
Purchase of property and equipment	(2,933)	(7,732)	(4,026)
Acquisition, net of cash acquired	—	(1,672)	—
Net cash used in investing activities	(2,933)	(9,404)	(4,026)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	499	—	—
Decrease in contingent consideration on acquisition	(431)	—	—
Proceeds from the exercise of stock option awards	161	108	767
Principal portion of capital lease payments	(19)	—	—
Treasury stock — repurchase of stock	(6,037)	—	—
Tax withholdings related to net share settlements of restricted stock units	(505)	(494)	(565)
Net cash (used in) provided by financing activities	(6,332)	(386)	202

Net (decrease) increase in cash and cash equivalents	(16,335)	(17,749)	(14,808)

Effect of exchange rate changes in cash and cash equivalents	(392)	(151)	(96)

Cash and cash equivalents at beginning of year	59,887	77,787	92,691
Cash and cash equivalents at end of year	$43,160	$59,887	$77,787

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Organization and Description of Business

Tremor Video, Inc. (the “Company”) is an advertising technology company that provides software for video advertising effectiveness.  The Company’s buyer and seller platforms enable seamless transactions in a premium video marketplace by offering control and transparency to its clients.  The Company’s technology optimizes performance of video ad campaigns across all screens, including computers, smartphones, tablets and connected TVs, to make advertising more relevant for consumers and deliver maximum results for buyers and sellers.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

During the years ended December 31, 2016, 2015 and 2014, there were no advertisers that accounted for more than 10% of revenue.  At December 31, 2016 there was one advertiser that accounted for 13.3% of outstanding accounts receivables.  At December 31, 2015, there were no advertisers that accounted for more than 10% of outstanding accounts receivables.

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s cash and cash equivalents approximates their cost plus accrued interest because of the short-term nature of the instruments.

Fair Value of Financial Instruments

The Company utilizes fair value measurements when required. The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate fair values as of December 31, 2016 and 2015 due to the short-term nature of those instruments.

Restricted Cash

At December 31, 2016 and 2015, the Company had total restricted cash outstanding of $770 and $600, respectively, which was used to collateralize standby letters of credit for its former headquarters in New York, New York and additional office space in Mountain View, California.

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

The following table presents the changes in the allowance for doubtful accounts:

	Years Ended
	December 31,
	2016	2015	2014
Allowance for doubtful accounts:
Beginning balance	$69	$883	$959
Add: bad debt recovery(1)	(116)	(87)	(16)
Less: write-offs and other adjustments(2)	50	(727)	(60)
Ending balance	$3	$69	$883

(1)         Collections of previously reserved amounts

(2)         During 2015, the Company wrote off $666 in accounts receivable balances related to a customer that was previously reserved for in 2010 as doubtful accounts, which remained uncollectible.

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

Other than the impairment losses above, the Company has not identified any other impairment losses on the remaining long-lived assets during the years ended December 31, 2016, 2015 and 2014.

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

The Company did not identify any impairment of its goodwill at December 31, 2016 and 2014, and therefore, for the years ended December 31, 2016 and 2014, no impairment losses related to goodwill were recorded.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

During the year ended December 31, 2015, the Company determined that an impairment indicator was present that required us to perform an interim goodwill impairment analysis prior to October 1st for the reporting unit.  This impairment indicator was a decrease in market capitalization below the carrying value of the Company’s net assets.  During the three months ended September 30, 2015, the Company conducted an interim impairment test on its goodwill, based on which the Company determined that the implied fair value of goodwill was less than the reporting unit’s carrying value.  As a result, the Company recorded a goodwill impairment loss of $20,890 to reduce the carrying value of goodwill to its implied fair value.

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

As of December 31, 2016 and 2015, there were $5 and $108, respectively, of amounts either billed in excess of recognized revenue or for services for which cash payments were received in advance of the Company’s performance of the service under the arrangement and recorded as deferred revenue in the accompanying consolidated balance sheets.

Cost of Revenue

Cost of revenue primarily represents video advertising inventory costs, costs of third-party data licenses, research costs, third-party hosting fees, and third-party serving fees incurred to deliver video ads. Substantially all of the cost of revenue for the Company’s buyer platform is attributable to video advertising inventory costs under seller contracts.  The Company recognizes cost of revenue on a seller-by-seller basis upon delivery of an ad impression. Cost of revenue for the Company’s seller platform primarily consists of third-party hosting fees.

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

Advertising costs, which are comprised of print and internet advertising, were $18, $26, and $688 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Foreign Currency Translation Adjustments

The functional currency of the Company’s international subsidiaries is their local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using period-end exchange rates for assets and liabilities, and average exchange rates for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity.  During the years ended December 31, 2016, 2015 and 2014, foreign currency translation adjustment losses of $276, $153, and $97 respectively, were recorded as a component of comprehensive loss in the consolidated financial statements.  Realized and unrealized transaction gains and losses are included in the consolidated statements of operations in the period in which they occur, except on inter-company balances considered to be long-term. Transaction gains and losses on inter-company balances which are considered to be long-term are recorded in accumulated other comprehensive (loss) income. The Company considers its inter-company balances to be long-term in nature. Net (losses) gains resulting from transactions denominated in foreign currencies was accounted for in the Company’s consolidated statements of operations and totaled $(21), $(4), and $(14) during the years ended December 31, 2016, 2015 and 2014, respectively.

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

FASB Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers

In May 2014, the FASB issued an ASU that provides a comprehensive model for recognizing revenue with customers.  This update clarifies and replaces all existing revenue recognition guidance within U.S. GAAP and may be adopted retrospectively for all periods presented or adopted using a modified retrospective approach.  This update is effective for annual and interim periods beginning after December 15, 2016.  In July 2015, FASB deferred the effective date by one year to December 15, 2017 (beginning with the Company’s first quarter in 2018) and permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  The Company will adopt the new standard in the first quarter of 2018 and expects to apply the modified retrospective approach.

We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources in addition to the engagement of a third party service provider to assist in the evaluation. Implementation efforts, to date, have included training on the new standard and preparing initial gap assessments on the Company’s significant revenue streams through its buyer and seller platforms.

While we continue to assess the potential impacts of the new standard, including the areas described above, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.  However, as the implementation efforts progress through 2017, the Company will continue to provide updated disclosures within its periodic filings on Form 10-Q.

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

•                  Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•                  Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2016					December 31, 2015
	Level 1		Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)		$33,710			33,710	$41,584	$—	$—	$41,584
Total assets		$33,710			33,710	$41,584	$—	$—	$41,584
Liabilities:
Contingent consideration on acquisition liability(2)	$			2,483	2,483	$—	$—	$1,430	$1,430
Total liabilities	$			2,483	2,483	$—	$—	$1,430	$1,430

(1)         Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $9,450 and $18,303 of operating cash balances as of December 31, 2016 and 2015, respectively.

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

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table represents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the year ended December 31, 2016:

2016
Beginning balance at January 1, 2016	$1,430
Compensation expense(1)	3,568
Mark-to-market expense(2)	1,263
Contingent consideration payments(3)	(3,837)
Foreign currency translation adjustment	59
Ending balance at December 31, 2016	$2,483

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

3.  Fair Value Measurements (Continued)

(1)         Represents contingent consideration attributable to the TVN Employee Sellers that has been recorded during the twelve months ended December 31, 2016. Refer to the table above regarding assumptions used for Level 3 instruments, and note 6 for further discussion of contingent consideration payments owed in connection with the Company’s acquisition of TVN.

(2)         Reflects expense incurred based on the Company’s re-measurement, at December 31, 2016, of the estimated fair value of the contingent consideration relating to the TVN Sellers that are not required to remain employed with the Company as a condition to earning such contingent consideration. Amounts recorded as mark-to-market expense relating to Level 3 instruments are recorded in operating expense.  Refer to the table above regarding assumptions used for Level 3 instruments, and note 6 for further discussion of contingent consideration payments owed in connection with the Company’s acquisition of TVN.

(3)         During the three months ended September 30, 2016, the Company paid the TVN Employee Sellers and TVN Sellers, $2,741 and $1,096, respectively, based on the performance of TVN during the Year 1 Earn-Out Period.

4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	December 31,
	2016	2015

Prepaid expenses and other current assets	$2,240	$2,790
Prepaid rent	19	165
Leasehold improvement incentives	55	766
Deferred rental income	91	—
Total prepaid expenses and other current assets	$2,405	$3,721

5.  Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,
	2016	2015

Leasehold improvements	$8,524	$6,863
Computer hardware	8,909	6,774
Furniture and fixtures	1,708	1,636
Computer software	1,571	1,344
Office equipment	226	193
Total	20,938	16,810
Less: accumulated depreciation	(11,282)	(6,716)
Total property and equipment, net of accumulated depreciation	$9,656	$10,094

The depreciation expense related to property and equipment was $4,649, $3,404, and $1,840 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company disposed of assets with a cost basis of $107 and accumulated depreciation of $84 during the year ended December 31, 2016.

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

The Company entered into capital leases for the acquisition of $1,141 of computer hardware for its data center in Ashburn, Virginia.  As of December 31, 2016, these assets were not placed in service and as such, no depreciation expense has been recorded for 2016.

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

In addition, the TVN Sellers are eligible to receive future cash payments over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones for the Year 1 Earn-Out Period and Year 2 Earn-Out Period, a portion of which is also contingent on continued employment of certain TVN Employee Sellers.  Subsequent to the Acquisition Date, the Company and TVN Sellers agreed to modify certain financial milestones and reduced the eligible contingent payments from $12,200 Australian dollars ($8,896 U.S. dollars based on the currency exchange rate on the Acquisition Date) to $10,470 Australian dollars ($7,651 U.S. dollars based on the currency exchange rate on the modification date).

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

As of the Acquisition Date, the Company estimated the fair value of the contingent consideration to be $3,870 Australian dollars ($2,822 U.S. dollars based on the currency exchange rate on the Acquisition Date), of which the Company recorded $1,122 Australian dollars ($818 U.S. dollars based on the currency exchange rate on the Acquisition Date) as purchase consideration for TVN related to TVN Sellers that are not subject to continued employment.  This amount has been included within total liabilities in the Company’s consolidated balance sheet.

As of December 31, 2016, the estimated fair value of the contingent cash consideration for the Year 2 Earn-Out Period is $5,350 Australian dollars ($3,863 U.S. dollars based on the currency exchange rate at the balance sheet date).  The Company made a payment to the TVN Sellers for an amount of $4,990 Australian Dollars ($3,837 U.S. Dollars based on the currency exchange rate on the date of payment, August 16, 2016) paid during the three months ended September 30, 2016 based on the performance of TVN during the Year 1 Earn-Out Period.

For the TVN Employee Sellers, the payment of the contingent cash consideration is dependent upon continued employment through the date of payment. As a result, the estimated fair value of the contingent cash consideration relating to such TVN Employee Sellers was excluded from the purchase consideration and such amounts will be recorded as compensation expense over the Year 1 Earn-Out Period and Year 2 Earn-Out Period.  The estimated fair value of the contingent cash consideration related to such TVN Employee Sellers as of December 31, 2016 for the Year 2 Earn-Out Period is $3,821 Australian dollars ($2,760 U.S. dollars based on the currency exchange rate at the balance sheet date).   For the year ended December 31, 2016, the Company recorded $3,568 in compensation-related expenses in connection with the continued employment of the TVN Employee Sellers within sales and marketing expenses in its consolidated statements of operations.

For the TVN Sellers the estimated fair value of the contingent cash consideration as of December 31, 2016 for the Year 2 Earn-Out Period is $1,529 Australian dollars ($1,103 U.S. dollars based on the currency exchange rate at the balance sheet date).  For the year ended December 31, 2016, the Company recorded $1,263 in mark-to-market expense in the Company’s consolidated statements of operations.

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

7.  Goodwill and Intangible Assets, Net

Goodwill is tested annually for impairment or more frequently if impairment indicators are present.  The Company operates as one operating and reporting segment and, therefore, the Company assesses goodwill for impairment annually as one singular reporting unit, using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any.

The Company did not identify any impairment of the goodwill at December 31, 2016 and 2014, and therefore, for the years ended December 31, 2016 and 2014, no impairment losses related to goodwill were recorded.

During the year ended December 31, 2015, the Company determined that an impairment indicator was present that required us to perform an interim goodwill impairment analysis prior to October 1st for the reporting unit.  This impairment indicator was a decrease

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

7.  Goodwill and Intangible Assets, Net (continued)

in market capitalization below the carrying value of the Company’s net assets.  During the three months ended September 30, 2015, the Company conducted an interim impairment test on its goodwill, based on which the Company determined that the implied fair value of goodwill was less than the reporting unit’s carrying value.  As a result, the Company recorded a goodwill impairment loss of $20,890 to reduce the carrying value of goodwill to the implied fair value.  The changes in the carrying amount of goodwill as of December 31, 2016 and 2015 were as follows:

	2016	2015
Beginning balance as of January 1,	$10,781	$29,719
Acquisition-related goodwill	—	1,251
Impairment of goodwill	—	(20,890)
Purchase price adjustment related to acquisition(1)	—	651
Foreign exchange impact	(23)	50
Ending balance as of December 31,	$10,758	$10,781

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

In connection with the interim impairment testing on goodwill that occurred during the three months ended September 30, 2015, the Company also conducted an impairment testing on certain intangible assets, specifically related to its customer relationships acquired in a historical acquisition, which indicated that the estimated fair value of those intangible assets were below their carrying value.  Accordingly, the Company recognized an impairment charge related to its intangible assets of $1,209 during the year ended December 31, 2015 to reduce the carrying values of these intangible assets to their estimated fair values.

Information regarding the Company’s acquisition-related intangible assets, net is as follows:

	December 31, 2016
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$24,500	(21,513)	2,987
Customer relationships(1)	9,714	(6,016)	3,698
Trademarks and trade name	1,670	(1,483)	187
Domain name	50	—	50
Total acquisition-related intangible assets, net	$35,934	(29,012)	6,922

	December 31, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Technology	$24,500	$(18,116)	$6,384
Customer relationships(2)	9,737	(5,113)	4,624
Trademarks and trade name(2)	1,670	(1,259)	411
Domain name(3)	50	—	50
Total acquisition-related intangible assets, net	$35,957	$(24,488)	$11,469

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

7.  Goodwill and Intangible Assets, Net (continued)

(1)         The decrease of $23 from December 31, 2015 to December 31,2016 results from the foreign exchange impact

(2)         In connection with the Company’s acquisition of TVN during the year ended December 31, 2015, the Company acquired the following identifiable acquisition-related intangible assets (a) $2,045 (including impact of foreign exchange transaction loss of $3) in customer relationships, and (b) $21 in trademarks and tradenames.

(3)         This intangible asset is considered to have an indefinite useful life and, therefore, not subject to amortization.

Amortization expense amounted to $4,524, $4,940 and $4,835 for the years ended December 31, 2016, 2015 and 2014, respectively.  The estimated future amortization expenses of the acquisition-related intangible assets that are considered to have a definite life, as of December 31, 2016, for the next five years and thereafter are as follows:

2017	4,059
2018	884
2019	884
2020	848
2021	197
2022 and thereafter	—
Total(1)	$6,872

(1)         Total estimated future amortization expenses exclude any intangible assets considered to have an indefinite useful life.

8.  Income Taxes

The components of the Company’s loss before income tax provision for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended
	December 31,
	2016	2015	2014
Loss before provision for income taxes:
Domestic	$(14,412)	$(41,611)	$(22,248)
Foreign	(6,419)	(1,136)	(898)
Total loss before provision for income taxes	$(20,831)	$(42,747)	$(23,146)

The Company’s income tax provision, which consists of minimum U.S. state and local taxes and taxes from foreign jurisdictions, consists of the following:

	Years Ended
	December 31,
	2016	2015	2014
Provision for current income taxes:
U.S. federal	$—	$—	$—
U.S. state and local	(37)	361	328
Foreign	245	183	15
Total provision for current income taxes	208	544	343
Benefit for deferred income taxes:
U.S. federal	—	—	—
U.S. state and local	—	—	—
Foreign	(92)	(61)	—
Total benefit for deferred income taxes	(92)	(61)	—
Total provision for income taxes	$116	$483	$343

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

8.  Income Taxes (Continued)

A reconciliation between the U.S. federal statutory income tax rate to the effective tax rate, by applying such rates to loss before income tax provision, for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended
	December 31,
	2016	2015	2014

U.S. federal statutory income tax rate	(34.00)%	(34.00)%	(34.00)%
State income tax rate, net of U.S. federal tax benefit	(0.18)	0.85	0.94
Stock-based compensation expense	1.40	1.06	2.70
Acquisition related costs	5.77	—	—
Mark-to-market expense	2.04	—	—
Change in income tax rates	3.04	0.35	1.73
Change in deferred tax asset valuation	21.12	14.91	28.71
Goodwill impairment charge	—	16.61	—
Other	1.37	1.35	1.40
Effective tax rate	0.56%	1.13%	1.48%

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating losses and tax credits	$46,336	$43,990
Stock-based compensation expense	3,883	3,579
Deferred rent	1,483	1,148
Depreciation and amortization expense	61	631
Accrued expenses	192	234
Allowance for doubtful accounts	1	19
Other	95	157
Total deferred tax assets before valuation allowance	52,051	49,758
Less: valuation allowance	(50,211)	(45,932)
Total deferred tax assets, net of valuation allowance	1,840	3,826

Deferred tax liabilities:
Intangible assets	(2,277)	(4,324)
Depreciation and amortization expense	—	—
Other	(10)	(12)
Total deferred tax liabilities	(2,287)	(4,336)

Total deferred tax liabilities, net	$(447)	$(510)

For financial and tax reporting purposes, the Company incurred net operating losses in each period since its inception and, therefore, a significant portion of the deferred tax assets recognized relate to such net operating losses.  In determining whether the Company may realize the benefits from these deferred tax assets, the Company considers all available objective and subjective evidence, both positive and negative.  Based on the weight of such evidence, a valuation allowance on a jurisdiction by jurisdiction basis is necessary for some portion, or all, of the deferred tax assets since the Company cannot be assured that, more likely than not, such amounts will be realized.  Based on the available objective and subjective evidence, including the Company’s history of net operating losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable at December 31, 2016 and 2015.  Accordingly, the Company provided a valuation allowance on substantially all of its deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets for the periods presented.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

8.  Income Taxes (Continued)

For the year ended December 31, 2016, the Company’s valuation allowance has increased by $4,279 to $50,211 compared to December 31, 2015.

As of December 31, 2016, the Company has U.S. federal and state net operating loss carry-forwards of approximately $117,308 and $65,659, respectively, and foreign net operating loss carry-forwards of $8,153, $6,787 and $99 related to its international subsidiaries in the United Kingdom, Germany and Brazil respectively, which are available to reduce future taxable income in those jurisdictions. The U.S. federal net operating losses will expire in various years beginning in 2027 through 2036. The Company’ foreign net operating loss carry-forwards can be carried forward without limitation in each respective country.  The U.S. federal net operating losses includes acquired tax loss carry-forwards of Transpera, Inc. (“Transpera”) and ScanScout, Inc. (“ScanScout”), which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carry-forwards of Transpera and ScanScout that are available to offset future taxable income to approximately $160 and $2,220, respectively, annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

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

The Company did not record any amounts related to uncertain tax positions or tax contingencies at December 31, 2016 and 2015.  As of December 31, 2016 and 2015, the primary tax jurisdictions in which the Company is subject to tax were the U.S. federal and state jurisdictions (primarily the State and City of New York), Australia, Canada, Singapore, Malaysia, New Zealand, Brazil and United Kingdom. Since the Company is in a net operating loss position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a net operating loss carry-forward is available. The Company’s open tax years extend back to 2005. In the event that the Company concludes that it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of provision for income taxes. No amounts of interest or penalties were recognized in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.

9.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2016	2015

Trade accounts payable	$49,074	$42,692
Accrued compensation, benefits and payroll taxes(1)	7,023	8,423
Accrued cost of sales	7,559	5,127
Other payables and accrued expenses	1,035	2,500
Total accounts payable and accrued expenses	$64,691	$58,742

(1)         At December 31, 2016 and 2015, accrued compensation, benefits and payroll taxes includes $0 and $491 of stock-based long-term incentive compensation expense, respectively, related to the Company’s long-term sales incentive compensation plan.  Payments earned under the plan for the 2015 plan year were made in stock-based awards to participants that remain employed with the Company through June 30, 2016 and were paid in August 2016. The Company did not offer the long-term sales incentive compensation plan for 2016.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

10.  Credit Facility

The Company is party to a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”), dated as of June 7, 2007, which was amended and restated by the parties on January 27, 2017 (the “Restated Loan Agreement”).

On October 20, 2014, the Company amended its Loan Agreement to, among other things, increase the Company’s revolving credit facility from $25,000 to $32,500, add a letter of credit, foreign exchange and cash management facility in an aggregate amount of $2,500 and extend the maturity date to December 30, 2016.

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

On January 27, 2017, the Company and SVB entered into the Restated Loan Agreement.  Under the Restated Loan Agreement, the Company can incur revolver borrowings up to the lesser of $35,000 and a borrowing base equal to 80.0% of eligible accounts receivable. Any outstanding principal amounts borrowed under the Restated Loan Agreement must be paid at maturity. Interest accrues at a floating rate equal to SVB’s prime rate and is payable monthly. In addition, the Company is required to pay a fee of 0.35% of any unused borrowing capacity, which is payable quarterly. The Restated Loan Agreement also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit. The credit facility matures in January 2018.

The Restated Loan Agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of capital stock, make investments or engage in transactions with affiliates. The Company is also subject to a financial covenant with respect to minimum quick ratio, tested monthly, and trailing twelve-month Adjusted EBITDA, tested quarterly. The Company’s obligations under the credit facility are secured by substantially all of its assets other than its intellectual property, although the Company has agreed not to encumber any of its intellectual property without the lender’s prior written consent. Subject to certain exceptions, the Company is required to maintain all of its cash and cash equivalents at accounts with the Lender.

As of December 31, 2015, December 31, 2016, and the date of this filing, the Company had no outstanding borrowings under the credit facility; however, the SVB has issued an irrevocable standby letter of credit in the amount of $2,332 in favor of the landlord as additional collateral pursuant to the terms of the Company’s lease for its headquarters, which can be drawn down from amounts available under the facility.

11.  Commitments and Contingencies

Capital Leases

During various dates in the fourth quarter of 2016, the Company entered into four capital leases for the acquisition of $1,141 of computer hardware for its data center in Ashburn, Virginia. The term of each lease is three years and the aggregate remaining principal balance as of December 31, 2016 was $1,122.

As of December 31, 2016, future minimum payment commitments required under the Company’s capital leases, are as follows:

	Principal	Interest	Total
2017	$362	$115	$477
2018	384	69	453
2019	376	21	397
Total capital lease commitments	$1,122	$205	$1,327

Operating Commitments

The Company leases office space under non-cancellable operating lease agreements that expire at various dates.  In addition, the Company utilizes co-location services for its servers and other computer hardware.  These services are multi-year, non-cancellable

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

11.  Commitments and Contingencies (Continued)

agreements that are similar in form to a lease on office space.  The Company also contracted for other marketing services under various non-cancellable agreements that expire at various dates through 2026.

As of December 31, 2016, future minimum payment commitments required under the Company’s non-cancellable office space leases, including the lease for its headquarters and for its former headquarters (which the Company subleases), co-location agreements and third-party licenses, net of aggregate future sublease income, for the next five years and thereafter are as follows:

2017	$21,948
2018	5,028
2019	4,835
2020	5,066
2021	4,133
2022 and thereafter	10,642
Total minimum operating commitments	51,652
Less: non-cancelable sublease income	(7,578)
Total operating commitments	$44,074

Total rent expense recorded within operating income in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 were $3,493, $3,295, and $1,733, respectively.  In addition, the Company recorded expense of $1,292 and $353 and income of $1,686 and $578 for the years ended December 2016 and 2015, respectively, within other income, net in the consolidated statements of operations.

Letters of Credit

At December 31, 2016 and 2015, the Company had an outstanding letter of credit of $450 and $600, respectively, related to its former headquarters in New York, New York. Refer to note 10 for further discussion on the Company’s standby letter of credit relating to its New Lease.

At December 31, 2016, the Company had an outstanding letter of credit of $320 related to new office space in Mountain View, California.

Legal Contingencies

The Company is occasionally involved with various claims and litigation during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of December 31, 2016 and 2015, no reserves were recorded.  The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any.  Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

12.  Stockholders’ Equity

Stock Repurchases

On March 29, 2016 the Company announced that the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $15,000 of common stock over an eighteen month period commencing March 25, 2016. The repurchases may be made, from time to time, in the open market or by privately negotiated transactions, and are expected to be funded from cash on hand. The share repurchase program may be suspended, modified or discontinued at any time. As of December 31, 2016, $8,963 remained of our $15,000 repurchase program.  For accounting purposes, common stock repurchased under our stock repurchase program is recorded based upon the purchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

We repurchased the following shares of common stock under the above-described repurchase program during 2016:

	Shares	Amount(1)
First Quarter	—	$—
Second Quarter	177,980	339
Third Quarter	621,528	1,183
Fourth Quarter	2,062,124	4,515
Total	2,861,632	$6,037

(1)         Amounts include broker commissions

For accounting purposes, common stock repurchased under our stock repurchase program is recorded based upon the purchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.

Warrants to Purchase Common Stock

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

On July 2, 2013, in connection with the closing of the Company’s IPO, all of the Company’s outstanding warrants to purchase preferred stock were converted into warrants to purchase common stock in the aggregate of 142,534 shares of common stock.  This conversion resulted in the warrants to purchase common stock being reclassified to additional paid-in capital.

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

On June 26, 2016, 8,694 warrants at an exercise price of $5.76 per share expired.

The following table summarizes the Company’s outstanding warrants to purchase common stock as of December 31, 2016:

		Exercise Price	Warrants
Grant Date	Expiration Date	Per Share	Outstanding
October 28, 2013	June 30, 2017	$2.46	31,130

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

13.  Changes in Accumulated Other Comprehensive (Loss) Income

The following table provides the components of accumulated other comprehensive (loss) income:

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2016	$(55)	$(55)
Other comprehensive loss(1)	(276)	(276)
Ending balance at December 31, 2016	$(331)	$(331)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2015	$98	$98
Other comprehensive loss(1)	(153)	(153)
Ending balance at December 31, 2015	$(55)	$(55)

(1)         For the years ended December 31, 2016 and 2015, there were no reclassifications to or from accumulated other comprehensive (loss) income.

14.  Stock-Based Compensation Expense

The Company included stock-based compensation expense related to all of the Company’s stock-based payments awards in various operating expense categories for the years ended December 31, 2016, 2015 and 2014 as follows:

	Years Ended
	December 31,
	2016	2015	2014
Stock-based compensation expense:
Technology and development	$931	$854	$907
Sales and marketing(1)	1,415	1,445	1,506
General and administrative	1,554	1,708	2,209
Total stock-based compensation expense	$3,900	$4,007	$4,622

(1)         Includes $0, $5, and $15 in stock-based compensation expense related to a non-employee third-party stock grant issued in 2016, 2015, and 2014 respectively.

Stock-Based Incentive Plans

On June 26, 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”).  The Company has stock option awards outstanding under five stock-based incentive plans as of December 31, 2016, including, in each case, two plans that were assumed as part of the acquisition of ScanScout.  The Company has restricted stock unit awards outstanding, under its 2013 Plan, as of December 31, 2016.

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

Stock Option Awards Outstanding

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of December 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
	Options	Life	Price	Options	Life	Price
Range of Exercise Prices	Outstanding	(Years)	Per Share	Exercisable	(Years)	Per Share

$0.26 – $0.44	26,013.54		$.44	26,013.54		$.44
$0.53 – $0.84	48,998	1.36	.69	48,998	1.36	.69
$1.11 – $1.49	1,181,400	4.4	1.39	856,400	2.50	1.27
$1.90 – $3.72	1,231,580	8.44	2.09	442,828	8.07	2.17
$4.27 – $5.90	3,600,608	4.59	4.56	3,435,325	4.47	4.57
$8.15 – $9.64	337,233	6.45	8.28	297,466	6.44	8.27
	6,425,832	5.35	3.65	5,107,030	4.52	3.96

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of December 31, 2016:

	Number of	Weighted
	Stock Option	Average
	Awards	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2015	7,006,472	$3.79
Stock option awards granted(1)	325,000	1.69
Stock option awards forfeited	(738,273)	4.68
Stock option awards exercised	(167,367)	.96
Stock option awards outstanding as of December 31, 2016	6,425,832	3.65

Stock option awards vested and exercisable as of December 31, 2016	5,107,030	3.96

(1)         Includes an employment inducement award granted to the Company’s newly appointed Chief Marketing Officer (“CMO”) on September 26, 2016.  This award was comprised of stock options to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.59 per share.  The exercise price represents the closing price of the Company’s common stock on the date of grant.  The award was issued outside of the Company’s stockholder approved equity compensation plans, but is generally subject to the same terms and conditions as applied to awards granted under the Company’s 2013 Plan.  Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

14.  Stock-Based Compensation Expense (Continued)

Other selected information is as follows:

	Years Ended
	December 31,
	2016	2015	2014

Aggregate fair value of stock option awards vested	$1,418	$1,869	$3,116
Aggregate intrinsic value of outstanding stock option awards	1,969	1,100	2,252
Aggregate intrinsic value of stock option awards exercised	155	311	2,407
Weighted-average grant-date fair value per share of stock option awards granted	0.57	0.80	1.84
Cash proceeds received from stock option awards exercised	161	108	767

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

The following table presents the assumptions for stock option awards granted during the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014

Volatility	33% - 32%	34% - 43%	48% - 49%
Risk-free interest rate	1.24% - 1.57%	1.60% - 1.73%	1.77% - 2.01%
Expected life (in years)	5.80 - 6.03	6.00 - 6.06	5.74 - 6.00
Dividend yield	0.00%	0.00%	0.00%

There was $1,129 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of December 31, 2016.  This cost is expected to be recognized over a weighted-average period of 2.56 years.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

14.  Stock-Based Compensation Expense (Continued)

Non-vested Restricted Stock Unit (RSU) Awards Outstanding

The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the year ended December 31, 2016:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
	Outstanding	Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2015	2,370,803	$2.66
Restricted stock unit awards granted	3,046,681	1.81
Restricted stock unit awards forfeited	(831,290)	2.23
Restricted stock unit awards vested	(835,902)	2.32
Non-vested restricted stock unit awards outstanding as of December 31, 2016	3,750,292	2.07

	Years Ended
	December 31,
	2016	2015	2014

Aggregate grant date fair value of restricted stock unit awards outstanding	$7,763	$6,306	$4,438

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

There were $5,995 of total unrecognized compensation cost related to non-vested restricted stock unit awards granted under the Company’s equity incentive plans as of December 31, 2016.  This cost is expected to be recognized over a weighted-average period of 3.0 years.

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

No more than 2,000,000 shares of common stock are reserved for future issuance under the 2014 ESPP.  As of December 31, 2016, the Company had 1,280,569 shares of common stock reserved for future issuance under the 2014 ESPP.

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

For the years ended December 31, 2016 and 2015, the following assumptions were used for awards issued under the 2014 ESPP:

	2016	2015
Volatility	32% - 35%	28% - 35%
Risk-free interest rate	0.46% - 0.49%	0.07% - 0.22%
Expected life (in years)	0.50	0.50
Dividend yield	0.00%	0.00%

There was $29 of total unrecognized compensation cost related to awards under the 2014 ESPP as of December 31, 2016.  This cost is expected to be recognized over a weighted-average period of less than one year.

15.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended
	December 31,
	2016	2015	2014
Numerator:
Net loss attributable to common stockholders	$(20,947)	$(43,230)	$(23,489)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share attributable to common stockholders	52,279,738	51,684,397	50,637,541

Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(0.84)	$(0.46)

The following securities were outstanding during the years presented below and have been excluded from the calculation of diluted net loss per share attributable to common stockholders per share because the effect is anti-dilutive:

	Years Ended
	December 31,
	2016	2015	2014

Warrants to purchase common stock	31,130	39,824	39,824
Stock option awards	6,425,832	7,006,472	6,825,142
Restricted stock unit awards	3,750,292	2,370,803	1,161,705
Total anti-dilutive securities outstanding	10,207,254	9,417,099	8,026,671

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

Total employer matching contributions to the Company’s 401(k) Plan for the year ended December 31, 2016, 2015 and 2014 were $558, $745, and $461, respectively.

17.  Supplemental Disclosure of Cash Flow Information

	Years Ended
	December 31,
	2016	2015	2014
Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$941	$505	$—
Cash paid for interest expense	$12	$10	$5

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for settlement of restricted stock unit awards	$1,020	$1,308	$1,087
Purchase of property and equipment in accounts payable and accrued expenses	$158	$1,093	$365
Contingent consideration on acquisition	$—	$926	$—

18.  Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance.  The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”).  The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.  As such, the Company has concluded that its operations constitute one operating and reportable segment.

Substantially all assets were held in the United States as of each December 31, 2016 and 2015, and substantially all revenue was generated through sales personnel in the United States for the years ended December 31, 2016, 2015 and 2014.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

19.  Quarterly Results of Operations (Unaudited)

	Three Months Ended
2016	March 31,	June 30,	September 30,	December 31,

Revenue	$34,565	37,107	41,281	53,808
Gross profit	$16,218	17,200	18,583	24,272
Net loss	$(11,074)	(5,855)	(3,617)	(401)
Basic and diluted net loss per share (1)	$(0.21)	(0.11)	(0.07)	(0.01)
Basic and diluted weighted-average number of shares outstanding(2)	52,372,857	52,633,054	52,473,601	51,644,295

	Three Months Ended
2015	March 31,	June 30,	September 30,	December 31,

Revenue	$38,052	42,404	41,624	51,757
Gross profit	$16,193	18,010	17,600	22.768
Net loss	$(6,950)	(5,240)	(28,622)	(2,418)
Basic and diluted net loss per share (1)	$(0.14)	(0.10)	(0.55)	(0.05)
Basic and diluted weighted-average number of shares outstanding(2)	51,217,220	51,445,613	51,875,785	52,186,221

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

Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our Interim Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. The assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on these assessments, we concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

In response to the previously disclosed material weakness existing as of December 31, 2015 in our controls related to principal-agent considerations around revenue recognition, during fiscal 2016 we made certain personnel changes within our finance organization and implemented enhanced processes and procedures related to the review of principal-agent considerations around revenue recognition, including the addition of finance personnel with technical accounting expertise who will review non-routine complex transactions and the engagement of an additional third party service provider to supplement the aforementioned team as needed.  As a result of the remediation activities in place, as of December 31, 2016, management concluded that the above referenced material weaknesses has been remediated and our internal control over financial reporting was effective as of December 31, 2016.

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

While our management, including our Interim Chief Executive Officer and Chief Financial Officer, designs our disclosure controls and procedures and internal control over financial reporting to provide reasonable assurance of achieving their objectives at a reasonable assurance level, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake and, as discussed above, during the year ended December 31, 2015, we recently identified a material weakness in our internal control over financial reporting.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2017.

TREMOR VIDEO, INC.

By:	/s/ Paul Caine
Paul Caine
Interim Chief Executive Officer

Date: March 10, 2017

By:	/s/ John Rego
John Rego
Chief Financial Officer

Date: March 10, 2017

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Caine, John Rego and Aaron Saltz, and each of them, as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said agents, proxies and attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said agents, proxies and attorneys-in-fact, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Caine
Paul Caine	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2017
/s/ John Rego
John Rego	Chief Financial Officer (Principal Accounting and Financial Officer)	March 10, 2017

/s/ Rachel Lam
Rachel Lam	Director	March 10, 2017

/s/ Warren Lee
Warren Lee	Director	March 10, 2017

/s/ James Rossman
James Rossman	Director	March 10, 2017

/s/ Robert Schechter
Robert Schechter	Director	March 10, 2017

/s/ Kevin Thompson
Kevin Thompson	Director	March 10, 2017

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

		Incorporated by Reference				Filed
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended to date and as currently in effect.	8-K	001-35982	3.1	7/5/2013

3.2	Bylaws, as amended to date and as currently in effect.	S-1/A	333-188813	3.4	6/14/2013

4.1	Specimen stock certificate evidencing shares of common stock.	S-1/A	333-188813	4.1	6/14/2013

4.2	Amended and Restated Warrant to Purchase Common Stock issued by Tremor Video, Inc. to Venture Lending & Leasing IV, LLC, with an expiration date of June 30, 2017.	10-Q	001-35982	10.2	11/14/2013

10.1	Sixth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated as of September 6, 2011.	S-1	333-188813	10.1	5/23/2013

10.2	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of January 27, 2017.					X

10.3	Agreement of Lease by and between the Registrant and Twenty-Three R.P. Associates, dated as of July 26, 2010 (as modified by the First Amendment to Lease dated November 1, 2010).	S-1	333-188813	10.3	5/23/2013

10.4+	Tremor Media, Inc. 2006 Stock Incentive Plan, as amended.	S-1	333-188813	10.4	5/23/2013

10.5+	Form of Stock Option Agreement under Tremor Media, Inc. 2006 Stock Incentive Plan.	S-1	333-188813	10.5	5/23/2013

10.6+	Tremor Media, Inc. 2008 Stock Plan, as amended.	S-1	333-188813	10.6	5/23/2013

10.7+	Form of Stock Option Agreement under Tremor Media, Inc. 2008 Stock Plan.	S-1	333-188813	10.7	5/23/2013

10.8+	ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.8	5/23/2013

		Incorporated by Reference

10.9+	Form of Stock Option Agreement under ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.9	5/23/2013

10.10+	ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.10	5/23/2013

10.11+	Form of Stock Option Agreement under ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.11	5/23/2013

10.12+	Form of 2013 Equity Incentive Plan as amended.	Proxy	001-35982	App. A	4/15/2013

10.13+	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.13	6/14/2013

10.14+	Form of Nonqualified Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.14	6/14/2013

10.15+	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.15	6/14/2013

10.16+	Form of Restricted Stock Unit Grant Notice under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.16	6/14/2013

10.17+	Non-Employee Director Compensation Plan.					X

10.18+	Form of Indemnification Agreement by and between Registrant and each of its directors and executive officers.	S-1	333-188813	10.18	5/23/2013

10.19+	Employment Offer Letter by and between the Company and William Day, dated December 9, 2010.	S-1	333-188813	10.19	5/23/2013

10.21+	Employment Offer Letter by and between the Company and Adam Lichstein, dated December 8, 2010.	S-1	333-188813	10.22	5/23/2013

10.22+	Employment Offer Letter by and between the Company and Lauren Wiener, dated September 25, 2012.	S-1	333-188813	10.23	5/23/2013

10.23+	Tremor Video, Inc. 2014 Employee Stock Purchase Plan.	10-Q	001-35982	10.1	8/14/2014

10.24*	Agreement of Lease by and between the Company and Paramount Leasehold, L.P., dated as of October 27, 2014 (as amended by the First Amendment of Lease dated as of December 15, 2014).	10-K	001-35982	10.25	3/16/2015

10.25*	Second Amendment to the Agreement of Lease, by and between the Company and Paramount Leasehold, L.P., dated as of October 27, 2014	10-Q	001-35982	10.1	5/10/2016

10.26+	Employment Offer Letter by and between the Company and John Rego, dated August 3, 2015.	10-Q	001-35982	10.1	11/9/2015

10.27+	Employment Offer Letter by and between the Company and John Walsh, dated October 1, 2015.	10-K	001-35982	10.28	3/15/2016

21.1	List of subsidiaries.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in signature page).					X

Incorporated by Reference

31.1	Certification of the Chief Executive Officer of Tremor Video, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.		X

31.2	Certification of the Chief Financial Officer of Tremor Video, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.		X

32.1†	Certification of the Chief Executive Officer of Tremor Video, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2†	Certification of the Chief Financial Officer of Tremor Video, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101.INS	XBRL Instance Document.		X

101.SCH	XBRL Taxonomy Extension Schema.		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.		X

101.LAB	XBRL Taxonomy Extension Labels Linkbase.		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.		X

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