Form 10-Q
period 2017-03-31
TREMOR VIDEO INC.
filed 2017-05-10
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2017, there were 50,121,884

shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TREMOR VIDEO, INC.

FORM 10-Q

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,032	$43,160
Accounts receivable, net of allowance for doubtful accounts of $299 and $3 as of March 31, 2017 and December 31, 2016, respectively	67,665	79,027
Prepaid expenses and other current assets	3,114	2,405
Total current assets	98,811	124,592
Long-term assets:
Restricted cash	—	770
Property and equipment, net of accumulated depreciation of $12,547 and $11,282 as of March 31, 2017 and December 31, 2016, respectively	9,209	9,656
Intangible assets, net of accumulated amortization of $30,121 and $29,012 as of March 31, 2017 and December 31, 2016, respectively	5,933	6,922
Goodwill	10,871	10,758
Other assets	1,596	1,527
Total long-term assets	27,609	29,633
Total assets	$126,420	$154,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$44,653	$64,691
Deferred rent, short-term	880	704
Contingent consideration on acquisition, short-term	3,517	2,483
Deferred revenue	27	5
Capital leases, short-term	352	362
Other current liabilities	100	179
Total current liabilities	49,529	68,424
Long-term liabilities:
Deferred rent	5,778	6,072
Deferred tax liabilities	446	447
Capital leases	668	760
Total liabilities	56,421	75,703
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of March 31, 2017 and December 31, respectively; 50,078,359 and 50,431,324 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	5	5
Treasury stock, at cost 3,845,496 and 2,861,632 shares, respectively	(8,443)	(6,037)
Additional paid-in capital	284,237	283,486
Accumulated other comprehensive (loss) income	(245)	(331)
Accumulated deficit	(205,555)	(198,601)
Total stockholders’ equity	69,999	78,522
Total liabilities and stockholders’ equity	$126,420	$154,225

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$41,400	$34,565
Cost of revenue	22,023	18,347
Gross profit	19,377	16,218

Operating expenses:
Technology and development	5,661	5,843
Sales and marketing	13,053	12,664
General and administrative	5,083	4,922
Depreciation and amortization	2,349	2,239
Mark-to-market	55	1,044
Total operating expenses	26,201	26,712

Loss from operations	(6,824)	(10,494)

Interest and other (expense) income, net:
Interest expense	(52)	(2)
Other Income/(expense), net	25	(252)
Total interest and other (expense) income, net	(27)	(254)

Loss before provision for income taxes	(6,851)	(10,748)

Provision for income taxes	9	326

Net loss	$(6,860)	$(11,074)

Net loss per share:
Basic and diluted	$(0.14)	$(0.21)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	49,998,547	52,372,857

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(6,860)	$(11,074)
Other comprehensive loss:
Foreign currency translation adjustments	86	(22)
Comprehensive loss	$(6,774)	$(11,096)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders’
	Share	Capital	Stock	Capital	Income (Loss)	Deficit	Equity

Balance as of December 31, 2016	50,431,324	$5	$(6,037)	$283,486	$(331)	$(198,601)	$78,522
Exercise of stock options awards	33,978			38			38
Stock-based compensation expense				1,016			1,016
Cumulative-effect adjustment for stock compensation forfeitures				94		(94)	—
Common stock issued for settlement of restricted stock units net of 290,657 shares withheld to satisfy income tax withholding obligations	420,023			(654)		999	(654)
Common stock issuance in connection with employee stock purchase plan	176,898			257			257
Treasury stock — repurchase of stock	(983,864)		(2,406)				(2,406)
Net loss						(6,860)	(6,860)
Foreign currency translation adjustment					86		86
Balance as of March 31, 2017	50,078,359	$5	$(8,443)	$284,237	$(245)	$(205,555)	$69,999

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,860)	$(11,074)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,349	2,239
Loss from sublease	—	341
Bad debt (recovery)/expense	296	(35)
Mark-to-market expense	55	1,049
Compensation expense related to the acquisition contingent consideration	825	1,206
Stock-based compensation expense	1,016	964
Deferred tax benefit	(27)	—
Net changes in operating assets and liabilities:
Decrease in accounts receivable	11,262	17,966
Increase in prepaid expenses, other current assets and other long-term assets	(779)	(137)
Decrease in accounts payable and accrued expenses	(20,499)	(14,932)
Decrease in other current liabilities	(79)	—
(Decrease)/increase in deferred rent and security deposits payable	(118)	245
Decrease/(increase) in restricted cash	770	(320)
Increase in deferred revenue	22	79
Net cash used in operating activities	(11,767)	(2,409)

Cash flows from investing activities:
Purchase of property and equipment	(754)	(854)
Net cash used in investing activities	(754)	(854)

Cash flows from financing activities:
Proceeds from the exercise of stock options awards	38	—
Proceeds from common stock issuance	256	—
Principal portion of capital lease payments	(102)	—
Treasury stock — repurchase of stock	(2,406)	—
Tax withholdings related to net share settlements of restricted stock unit awards (RSUs)	(654)	(215)
Net cash used in financing activities	(2,868)	(215)

Net decrease in cash and cash equivalents	(15,389)	(3,478)

Effect of exchange rate changes in cash and cash equivalents	261	35

Cash and cash equivalents at beginning of period	43,160	59,887
Cash and cash equivalents at end of period	$28,032	$56,444

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$13	$187
Cash paid for interest expense	$52	$2
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$68	$1,380
Common stock issued for settlement of RSUs	$946	$318

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive loss and cash flows for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year or the results for any future periods due to seasonal and other factors.  Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC.  Accordingly, these unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017.

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

During the quarters ended March 31, 2017 and 2016, there were no advertisers that accounted for more than 10% of revenue.  At March 31, 2017 there was one advertiser that accounted for 10.9% of outstanding accounts receivables.  At March 31, 2016, there were no advertisers that accounted for more than 10% of outstanding accounts receivables.

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

FASB Accounting Standards Update No. 2016-09 — Compensation — Stock Compensation (Topic 718)

In March 2016, the FASB issued Accounting Standards Update (“ASU”), which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted.  The Company has adopted the provisions of ASU 2016-09 in the first quarter of 2017. The guidance requires the recognition in the income statement of the income tax effects of vested or settled awards. Further, the guidance requires that the recognition of anticipated tax windfalls/shortfalls be excluded in the calculation of assumed proceeds when applying the treasury stock method. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. As a result of the adoption, the impact to the financial statements resulted in an increase in the accumulated deficit and a corresponding increase in additional paid-in capital of $94 during the quarter ended March 31, 2017.

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

FASB Accounting Standards Update No. 2015-16 — Business Combinations (“Topic 805”): Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued an ASU, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Pursuant to this update, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company has determined that there is no impact on its consolidated financial statements and related disclosures.

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

•    Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•    Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2017					December 31, 2016
	(unaudited)
	Level 1		Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)		$13,627			$13,627	$33,710			$33,710
Total assets		$13,627			$13,627	33,710			33,710
Liabilities:
Contingent consideration on acquisition liability(2)	$			3,517	$3,517	$		2,483	$2,483
Total liabilities	$			3,517	$3,517	$		$2,483	$2,483

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

3.  Fair Value Measurements (continued)

(1)   Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $14,405 and $9,450 of operating cash balances as of March 31, 2017 and December 31, 2016, respectively.

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

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table represents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the three months ended March 31, 2017:

2017
Beginning balance at January 1, 2017	$2,483
Compensation expense(1)	825
Mark-to-market expense(2)	55
Foreign currency translation adjustment	154
Ending balance at March 31, 2017	$3,517

(1)         Represents the estimated fair value of contingent consideration attributable to the TVN Employee Sellers that has been recorded during the three months ended March 31, 2017.  Refer to the table above regarding assumptions used for Level 3 instruments, and note 6 for further discussion of contingent consideration payments owed in connection with the Company’s acquisition of TVN. The Company recorded the compensation-related expenses in connection with the continued employment of the TVN Employee Sellers within sales and marketing expenses in its consolidated statements of operations.

(2)         Reflects expense incurred based on the Company’s re-measurement, at March 31, 2017, of the estimated fair value of the contingent consideration relating to the TVN Sellers that are not required to remain employed with the Company as a condition to earning such contingent consideration. Amounts recorded as mark-to-market expense relating to Level 3 instruments are recorded in operating expense.  Refer to the table above regarding assumptions used for Level 3 instruments, and note 6 for further discussion of contingent consideration payments owed in connection with the Company’s acquisition of TVN.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	March 31,	December 31,
	2017	2016
	(unaudited)
Prepaid expenses and other current assets	$2,932	$2,240
Prepaid rent	36	19
Leasehold improvement incentives	55	55
Deferred rental income	91	91
Total prepaid expenses and other current assets	$3,114	$2,405

5.  Property and Equipment, Net

Property and equipment, net consisted of:

	March 31,	December 31,
	2017	2016
	(unaudited)
Leasehold improvements	$8,561	$8,524
Computer hardware	9,502	8,909
Furniture and fixtures	1,783	1,708
Computer software	1,679	1,571
Office equipment	231	226
Total property and equipment	21,756	20,938
Less: accumulated depreciation	(12,547)	(11,282)
Total property and equipment, net of accumulated depreciation	$9,209	$9,656

The depreciation expense related to property and equipment was $1,269 and $1,078 for the three months ended March 31, 2017 and 2016, respectively.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

6.  Acquisition (Continued)

As of the Acquisition Date, the Company estimated the fair value of the contingent consideration to be $3,870 Australian dollars ($2,822 U.S. dollars based on the currency exchange rate on the Acquisition Date), of which the Company recorded $1,122 Australian dollars ($818 U.S. dollars based on the currency exchange rate on the Acquisition Date) as purchase consideration for TVN related to TVN Sellers that are not subject to continued employment.  This amount has been included within total liabilities in the Company’s consolidated balance sheet. Subsequent to the date of acquisition, the Company re-measured the estimated fair value of the contingent consideration at each reporting date.  Refer to note 3 for further discussion on assumptions used to estimate the fair value of the contingent consideration.

On August 16, 2016, the Company made a payment to the TVN Sellers of $4,990 Australian Dollars ($3,837 U.S. Dollars based on the currency exchange rate on the date of payment), based on the performance of TVN during the Year 1 Earn-Out Period.

As of March 31, 2017, the estimated fair value of the contingent cash consideration for the Year 2 Earn-Out Period is $5,600 Australian dollars ($4,282 U.S. dollars based on the currency exchange rate at March 31, 2017).

For the TVN Employee Sellers, the payment of the contingent cash consideration is dependent upon continued employment through the date of payment. As a result, the estimated fair value of the contingent cash consideration relating to such TVN Employee Sellers was excluded from the purchase consideration and such amounts will be recorded as compensation expense over the Year 1 Earn-Out Period and Year 2 Earn-Out Period.  The estimated fair value of the contingent cash consideration related to such TVN Employee Sellers as of March 31, 2017 for the Year 2 Earn-Out Period is $4,000 Australian dollars ($3,058 U.S. dollars based on the currency exchange rate at the March 31, 2017).   For the three months ended March 31, 2017, the Company recorded $825 in compensation-related expenses in connection with the continued employment of the TVN Employee Sellers within sales and marketing expenses in its consolidated statements of operations.

For the TVN Sellers that are not TVN Employee Sellers, the estimated fair value of the contingent cash consideration as of March 31 2017 for the Year 2 Earn-Out Period is $1,600 Australian dollars ($1,223 U.S. dollars based on the currency exchange rate at March 31, 2017).  For the three months ended March 31 2017, the Company recorded $55 in mark-to-market expense in the Company’s consolidated statements of operations.

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

The results of operations of TVN have been included in the Company’s consolidated statements of operations since the Acquisition Date.

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	March 31,	December 31,
	2017	2016
	(unaudited)
Trade accounts payable	$32,970	$49,074
Accrued compensation, benefits and payroll taxes	4,485	7,023
Accrued cost of sales	6,138	7,559
Other payables and accrued expenses	1,060	1,035
Total accounts payable and accrued expenses	$44,653	$64,691

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

8.  Changes in Accumulated Other Comprehensive (Loss) Income

The following tables provide the components of accumulated other comprehensive (loss) income:

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2017	$(331)	$(331)
Other comprehensive income(1)	86	86
Ending balance at March 31, 2017	$(245)	$(245)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2016	$(55)	(55)
Other comprehensive loss(1)	(22)	(22)
Ending balance at March 31, 2016	$(77)	(77)

(1)         For the three months ended March 31, 2017 and 2016, there were no reclassifications to or from accumulated other comprehensive (loss) income.

9.  Commitments and Contingencies

Legal Contingencies

The Company is from time to time involved with various claims and litigation arising during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of March 31, 2017 and December 31, 2016, no reserves were recorded.  The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any.  Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

10.  Stock-Based Compensation

The Company included stock-based compensation expense related to its stock-based awards in various operating expense categories for the three months ended March 31, 2017 and 2016 as follows:

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Technology and development	$211	$218
Sales and marketing	368	386
General and administrative	437	360
Total stock-based compensation expense	$1,016	$964

Stock Option Awards Outstanding

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of March 31, 2017:

	Number of	Weighted
	Stock Option	Average
	Awards	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2016(1)	6,425,832	$3.65
Stock option awards granted	—	—
Stock option awards forfeited	(85,558)	4.29
Stock option awards exercised	(33,978)	1.11
Stock option awards outstanding as of March 31, 2017	6,306,296	3.65

Stock option awards vested and exercisable as of March 31, 2017(2)	5,178,135	3.95

(1)               Includes employment inducement stock option awards granted to the Company’s Chief Financial Officer (“CFO”), Chief Technology Officer (“CTO”), and Chief Marketing Officer (“CMO”) covering 570,000, 350,000 and 125,000 shares of common stock, respectively (collectively, “Inducement Awards”).  The Inducement Awards were issued outside of the Company’s stockholder approved equity compensation plans, but are generally subject to the same terms and conditions as applied to awards granted under the Company’s 2013 Plan. Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.

(2)               Includes the vested portion of each Inducement Award.

Other selected information is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Aggregate intrinsic value of stock option awards exercised	$46	$—

Weighted-average grant-date fair value per share of stock option awards granted	—	0.60

Cash proceeds received from stock option awards exercised	38	—

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

There was $904 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of March 31, 2017.  This cost is expected to be recognized over a weighted-average period of 2.39 years.

Non-vested Restricted Stock Units (RSU) Awards Outstanding

The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the three months ended March 31, 2017:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock Unit	Fair Value
	Awards	Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2016	3,750,292	$2.07
Restricted stock unit awards granted	1,973,297	2.15
Restricted stock unit awards forfeited	(224,899)	2.14
Restricted stock unit awards vested	(710,680)	2.17
Non-vested restricted stock unit awards outstanding as of March 31, 2017	4,788,010	2.08

There was $9,000 of total unrecognized compensation cost related to non-vested restricted stock unit awards granted under the Company’s equity incentive plans as of March 31, 2017.  This cost is expected to be recognized over a weighted-average period of 3.26 years.

Employee Stock Purchase Plan

In April 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which was approved by the Company’s stockholders at the 2014 annual meeting of stockholders.  The 2014 ESPP allows eligible participants to purchase shares of the Company’s common stock generally at six-month intervals, or offering periods, at a price equal to 85% of the lower of (i) the fair market value at the beginning of the offering period or (ii) the fair market value at the end of the offering period, or the purchase date. The Company’s current offering period commenced in February 2017 and will end in August 2017.

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

During the three months ended March 31, 2017, employees purchased 176,898 shares of common stock pursuant to the ESPP at an exercise price of $1.44 per share.  No more than 2,000,000 shares of common stock are reserved for future issuance under the 2014 ESPP of which 1,103,671 shares remain available at March 31, 2017.

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

There was $92 of total unrecognized compensation cost related to awards under the 2014 ESPP as of March 31, 2017. This cost is expected to be recognized over a weighted-average period of less than one year.

11.  Net Loss Per Share of Common Stock

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Numerator:
Net loss	$(6,860)	$(11,074)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	49,998,547	52,372,857

Basic and diluted net loss per share	$(0.14)	$(0.21)

The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss per share of common stock because the effect is anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Warrants to purchase common stock	31,130	39,824
Stock option awards	6,306,296	7,029,538
Restricted stock unit awards	4,788,010	3,722,537
Total anti-dilutive securities	11,125,436	10,791,899

12.  Stock Repurchases

On March 29, 2016 the Company announced that the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $15,000 of common stock over an eighteen month period commencing March 25, 2016. The repurchases may be made, from time to time, in the open market or by privately negotiated transactions, and are expected to be funded from cash on hand. The share repurchase program may be suspended, modified or discontinued at any time. During the three months ended March 31, 2017, the Company made open-market purchases totaling 983,864 shares of common stock, respectively for an aggregate purchase price of $2,406.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2016 included in the Annual Report on Form 10-K filed with the SEC on March 10, 2017.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations.  Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on March 10, 2017.  You should not rely upon forward-looking statements as predictions of future events.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  We will disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.tremorvideo.com), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls and webcasts.

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

Advertising spend transacted on our platforms has grown significantly.  Total spend (refer to “Key Metrics-Total spend”) increased from $51.2 million in the first quarter of 2016 to $60.9 million in the first quarter of 2017.  Over the same period, our revenue increased from $34.6 million in the first quarter of 2016 to $41.4 million in the first quarter of 2017, while our gross margin remained relatively flat at 46.8% and 46.9% at March 31, 2017 and 2016, respectively. Our net loss decreased from a loss of $11.1 million in the first quarter of 2016 to a loss of $6.9 million in the first quarter of 2017, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) increased from a loss of $4.2 million in the first quarter of 2016 to a loss of $2.4 million in the first quarter of 2017.

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

	Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Revenue	$41,400	$34,565
Gross margin	46.8%	46.9%
Net loss	$(6,860)	$(11,074)
Total spend	$60,892	$51,230
Adjusted EBITDA	$(2,400)	$(4,222)

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

The following table presents a reconciliation of revenue to total spend, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Revenue	$41,400	$34,565
Add: Tremor Video SSP inventory costs(1)	19,492	16,665
Total spend	$60,892	$51,230

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

	Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Programmatic spend	$29,103	$26,137
Non-programmatic higher-function spend	27,411	19,978
Non-programmatic media spend	4,378	5,115
Total spend	$60,892	$51,230

Total spend increased from $51.2 million in the first quarter of 2016 to $60.9 million in the first quarter of 2017.  The increase in total spend from the first quarter of 2016 to the first quarter of 2017 was primarily driven by an increase in programmatic spend and non-programmatic higher-function spend, in particular with respect to our advanced data targeting solutions. These gains were   partially offset by a decrease in non-programmatic media spend.  We believe that programmatic spend will continue to increase year-over-year in future periods, while total spend from non-programmatic media will continue to decrease, as buyers continue to look towards automated solutions for the buying and selling of video advertising.

Adjusted EBITDA

Adjusted EBITDA represents our net loss before interest and other (income) expense, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of non-cash stock-based compensation expense, non-cash stock-based long-term incentive compensation expense, executive severance costs and retention costs, acquisition-related costs, litigation costs associated with class action securities litigation, mark-to-market expense and other adjustments.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is a non-GAAP financial measure. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (e) Adjusted EBITDA does not reflect litigation costs associated with class action securities litigation, executive severance costs and retention costs, or costs related to other adjustments; and (f) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Net loss	$(6,860)	$(11,074)
Adjustments:
Depreciation and amortization expense	2,349	2,239
Stock-based compensation expense	1,016	964
Executive severance and retention costs(1)	70	105
Other adjustments(2)	109	520
Acquisition-related costs(3)	825	1,219
Provision for income taxes	9	326
Mark-to-market expense(4)	55	1,044
Litigation costs	—	181
Total interest and other expense (income), net	27	254
Total net adjustments	4,460	6,852
Adjusted EBITDA	$(2,400)	$(4,222)

(1)         Reflects severance costs related to the termination of certain executives and the accrual of compensation expense in connection with retention bonuses that may become payable to certain executives.

(2)         Reflects amounts accrued in connection with a one-time change in our employee vacation policy.

(3)         Reflects acquisition-related costs incurred in connection with our acquisition of TVN.  Includes $825 and $1,206 in compensation-related expenses for the three months ended March 31, 2017 and March 31, 2016, respectively, related to contingent consideration payments that may become due to certain TVN sellers that are subject to continued employment.  Refer to notes 3 and 6 in notes to consolidated financial statements.

(4)         Reflects expense incurred based on the Company’s re-measurement, at March 31, 2017 and March 31, 2016, of the estimated fair value of earn-out payments that may become due in connection with the acquisition of TVN and which are not conditioned on continued employment with the Company. Refer to notes 3 and 6 in notes to consolidated financial statements.

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

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue primarily represents video advertising inventory costs, data licensing costs, research costs, third-party hosting fees, and third-party serving fees incurred to deliver video ads.  We recognize cost of revenue on a seller-by-seller basis upon delivery of an ad impression. Substantially all of our cost of revenue for our buyer platform is attributable to video advertising inventory costs under seller contracts and costs of data licenses associated with our higher-function buying products. Cost of revenue from our seller platform primarily consists of third party hosting fees.

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

Gross margin is our gross profit expressed as a percentage of our total revenue.  For our buyer platform, our gross margin is primarily impacted by video advertising inventory costs and data licensing costs associated with delivering our advertisers campaigns relative to the revenue we generate from delivering such campaigns.  Historically, our gross margin on our buyer platform has been positively affected by the relative contribution to our revenue from non-programmatic higher-function campaigns (i.e., campaigns purchased using our all-screen optimization solution, advanced targeting solutions or our proprietary outcome-based pricing models) compared to non-programmatic media campaigns, which are purchased on a CPM or demo-guarantee basis.  Because we book campaigns from our Tremor Video SSP net of inventory costs, campaigns running through our seller platform generate substantially higher margins than campaigns running through our buyer platform, which is reported on a gross basis.  As a result, in the future our gross margin will be impacted by the relative mix of revenue from our seller platform and our buyer platform.

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

Technology and Development Expense. Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for development, network operations and engineering personnel.  Additional expenses in this category include costs related to the development, quality assurance and testing of new technology and maintenance and enhancement of existing technology and infrastructure as well as consulting, travel and other related overhead.  We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support.  Due to the rapid development and changes in our business, we have expensed technology and development expenses in the same period that the costs are incurred.  We intend to continue to invest in our technology and development efforts, in particular as it relates to our programmatic solutions. We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net consist primarily of interest income, interest expense, and foreign exchange transaction gains and losses.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense consists primarily of the interest incurred on our then-outstanding borrowings under our credit facility.  As of March 31, 2017 and 2016, we did not have any outstanding borrowings under our credit facility.

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

	Three Months Ended
	March 31,
	2017		2016
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$41,400	100.0%	$34,565	100.0%
Cost of revenue	22,023	53.2	18,347	53.1
Gross profit	19,377	46.8	16,218	46.9
Operating expenses:
Technology and development	5,661	13.0	5,843	16.9
Sales and marketing	13,053	32.2	12,664	36.6
General and administrative	5,083	12.3	4,922	14.2
Depreciation and amortization	2,349	5.7	2,239	6.5
Mark-to-market	55	0.1	1,044	3.0
Total operating expenses	26,201	63.3	26,712	77.2
Loss from operations	(6,824)	(16.5)	(10,494)	(30.3)
Total interest and other (expense) income, net	(27)	(0.0)	(254)	(0.7)
Loss before provision for income taxes	(6,851)	(16.5)	(10,748)	(31.0)
Provision for income taxes	9	0.0	326	1.0
Net loss	$(6,860)	(16.5)%	$(11,074)	(32.0)%

Comparison for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Revenue	$41,400	$34,565	$6,835	19.8%

Revenue

Our revenue during the three months ended March 31, 2017 increased to $41.4 million from $34.6 million for the same period in 2016, corresponding with an increase in total spend over the same period to $60.9 million from $51.2 million.  The increase in total spend from the first quarter of 2016 to the first quarter of 2017 was primarily driven by a $7.4 million increase in higher-function spend, particularly as relates to our advanced data targeting solutions, and a $3.0 million increase in programmatic spend, particularly with respect to the Tremor Video SSP, which was partially offset by a $0.7 million decrease in non-programmatic media spend.  As noted above, revenue from the Tremor Video SSP is booked net of inventory costs, compared to revenue from our buyer platform, which we report on a gross basis. Accordingly, each dollar spent through our buyer platform equates to a dollar of recognized revenue, while for our seller platform only a fraction of each dollar spent is recognized as revenue.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$22,023	$18,347	$3,676	20.0%
Gross profit	19,377	16,218	3,159	19.5%
Gross margin	46.8%	46.9%

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue during the three months ended March 31, 2017 increased to $22.0 million from $18.3 million for the same period in 2016.  The increase reflects a $4.1 million increase in costs related to data licenses associated with our advanced data targeting solutions, ad serving, hosting and research which was partially offset by a decrease of $0.4 million in video advertising inventory costs.

Our gross profit increased by $3.2 million compared to the prior year period, reflecting a revenue increase of $6.8 million year-over-year, which was partially offset by an increase in our cost of revenue of $3.6 million year-over-year.

Our gross margin was relatively flat at 46.8% for the three months ended March 31, 2017 from 46.9% for the same period in 2016.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$5,661	$5,843	$(182)	(3.6)%
% of total revenue	13.7%	16.9%

Technology and Development Expense

The decrease in technology and development expense during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily attributable to a $0.2 million decrease in salaries, incentive compensation, stock-based compensation, and other personnel-related costs resulting from a slight decrease in headcount.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$13,053	$12,664	$389	3.3%
% of total revenue	31.5%	36.6%

Sales and Marketing Expense

The increase in sales and marketing expense during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was attributable to a $0.4 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs and a $0.3 million increase in bad debt expense, which was partially offset by a $0.3 million decrease in professional fees and consulting costs.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$5,083	$4,922	$161	3.3%
% of total revenue	12.3%	14.2%

General and Administrative Expense

The increase in general and administrative expense during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily attributable to an increase of $0.4 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs and a $0.5 million increase in professional fees and business taxes which was partially offset by a decrease of $0.7 million in professional development expenses.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$2,349	$2,239	$110	4.9%
% of total revenue	5.7%	6.5%

Depreciation and Amortization Expense

The increase in depreciation and amortization expense during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily attributable to purchases of computer hardware and software related to our third-party data center hosting facilities.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Mark-to-market expense	$55	$1,044	$(989)	(94.7)%
% of total revenue	0.1%	3.0%

Mark-to-Market Expense

The decrease in our mark-to-market expense during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was attributable to a $1.0 million increase in mark-to-market expenses which occurred during the three months ended March 31, 2016, related to the Company’s re-measurement, at March 31, 2016, of the estimated fair value of contingent consideration that may become due in connection with the acquisition of TVN (refer to notes 3 and 6 in the notes to consolidated financial statements).

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Total interest and other (expense) income, net	$(27)	$(254)	$(227)	(89.4)%
% of total revenue	(0.0)%	(0.7)%

Interest and Other (Expense) Income, Net

The decrease in our interest and other (expense) income, net, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, was primarily attributable to a net $0.3 million loss on the subleasing of office space during the  three months ended March 31, 2016 that did not occur during the three months ended March 31, 2017, which was partially offset by $0.1 million of unrealized exchange losses and interest expense during the three months ended March 31, 2017.

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$9	$326	$(317)	(97.6)%
% of total revenue	0.0%	1.0%

Provision for income taxes

The decrease in our provision for income taxes during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily attributable to a decrease in estimated taxes incurred in our foreign jurisdictions.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of
	March 31,
	2017	2016
	(dollars in thousands)
Cash and cash equivalents	$28,032	$56,444
Accounts receivable, net of allowance for doubtful accounts	67,665	52,966
Working capital	49,281	65,560

Our cash and cash equivalents at March 31, 2017 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

Cash and Cash Equivalents

Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $28.0 million and $43.2 million as of March 31, 2017 and December 31, 2016, respectively.

Credit Facility

We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility, which was amended and restated in January 2017, we can incur revolver borrowings up to the lesser of $35.0 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly.  The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit.  The credit facility matures in January 2018.  While we had no outstanding borrowings under the credit facility as of March 31, 2017 and 2016 respectively, our lender has issued standby letters of credit in favor of the landlord of our headquarters totaling $2.3 million, which can be drawn down from amounts available under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and trailing twelve-month Adjusted EBITDA, tested quarterly.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  Subject to certain exceptions, we are also required to maintain all of our cash and cash equivalents at accounts with the lender. We were in compliance with all covenants as March 31, 2017 and through the date of this filing

Operating and Capital Expenditure Requirements

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

Share Repurchase Program

On March 29, 2016, we announced that our Board of Directors approved a share repurchase program, under which we are authorized to purchase up to $15.0 million of our common stock over an eighteen month period commencing March 25, 2016.  The repurchases may be made, from time to time, in the open market or by privately negotiated transactions, and are expected to be funded from cash on hand.  The number of shares to be repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, share price, trading volume and general market conditions, along with working capital requirements, general business conditions and other factors.  The share repurchase program may be suspended, modified or discontinued at any time. During the three months ending March 31, 2017, we made open-market purchases totaling 983,864 shares of our common stock for an aggregate purchase price of $2.4 million.

Historical Cash Flows

The following table summarizes our historical cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Net cash used in:
Operating activities	$(11,767)	$(2,409)
Investing activities	(754)	(854)
Financing activities	(2,868)	(215)

Operating Activities

Net cash used in operating activities is primarily influenced by the revenue our business generates, video advertising inventory costs and other costs of revenue, and amounts of cash we invest in personnel and infrastructure to support our business.  Net cash used in operating activities has been used to fund operations through changes in working capital, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expenses.

During the three months ended March 31, 2017, our net cash used in operating activities was $11.8 million and consisted of a net loss of $6.8 million and $9.4 million in net cash used by changes in working capital, partially offset by $4.5 million in adjustments for non-cash items. The components of our net loss are described in greater detail above under “Results of Operations”  Adjustments for non-cash items primarily consisted of $2.3 million in depreciation and amortization expense, $1.0 million in non-cash stock-based compensation expense, $0.8 of compensation expense related to acquisition contingent consideration and $0.4 million other net adjustments for non-cash items.  The decrease in cash resulting from changes in our working capital during the three months ended March 31, 2017 consisted of a $20.4 million decrease in accounts payable and accrued expenses, $0.8 million increase in prepaid expenses and a $0.2 million change in other assets and liabilities, partially offset by a $11.3 million decrease in accounts receivable, and a $0.8 million decrease in restricted cash.

During the three months ended March 31, 2016, our net cash used in operating activities was $2.4 million and consisted of a net loss of $11.1 million, partially offset by $5.8 million in adjustments for non-cash items and $2.9 million in net cash provided by changes in working capital.  The components of our net loss are described in greater detail above under “Results of Operations”   Adjustments for non-cash items primarily consisted of $2.2 million in depreciation and amortization expense, $1.0 million in non-cash stock-based compensation expense, $2.3 million in expense related to our acquisition of TVN and $0.3 million other net adjustments for non-cash items.  The increase in cash resulting from changes in our working capital during the three months ended March 31, 2016 consisted of a $18.0 million decrease in accounts receivable, primarily driven by seasonality, as well as a $0.1 million increase in deferred rent, which was partially offset by a $14.9 million net decrease in accounts payable and accrued expenses and net other working capital, primarily driven by incentive compensation payments and an increase in amounts due to publishers for inventory costs under our publisher contracts.

Investing Activities

Our investing activities consist of net cash used for purchases of property and equipment.

For the three months ended March 31, 2017 and 2016, our net cash used in investing activities was $0.8 million and $0.9 million, respectively. For the three months ended March 31, 2017 and 2016, net cash used in investing activities was used to purchase property and equipment.

Financing Activities

Our financing activities consist of the repurchase of common stock, tax payments made on behalf of employees related to net share settlements of restricted stock unit awards, the receipt of proceeds received from the exercise of stock option awards and issuance of common stock in connection with shares purchased under our ESPP, principal payments on our capital lease obligations, and acquisition related payments.

For the three months ended March 31, 2017, our net cash used in financing activities was $2.9 million, which consisted of $2.4 million of purchases of common stock pursuant to our share repurchase program, $0.7 million of tax payments on behalf of employees related to net share settlements of restricted stock unit awards, and $0.1 million of principal payments on our capital lease obligations, partially offset by $0.3 million in proceeds received from the issuance of common stock in connection with shares purchased under our ESPP and the exercise of stock option awards.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission on March 10, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily related to changes in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into hedging arrangements to manage the risks described below.

Interest Rate Risk

We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2017 and sustained through the period ended March 31, 2017, would not have been material.  We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls

While our management, including our Interim Chief Executive Officer and Chief Financial Officer, design our disclosure controls and procedures and internal control over financial reporting to provide reasonable assurance of achieving their objectives, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II  — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is from time to time involved with various claims and litigation arising during the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

There have been no material changes to our risk factors as compared to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                                 Recent Sales of Unregistered Equity Securities

None.

(b)                                 Use of Proceeds

None.

(c)                                  Issuer Purchases of Equity Securities

On March 29, 2016 we announced that our Board of Directors approved a share repurchase program, under which we are authorized to purchase up to $15.0 million of our common stock over an eighteen month period commencing March 25, 2016. The share repurchase program may be suspended, modified or discontinued at any time

During the three months ended March 31 2017, we purchased 983,864 shares of our common stock in open market purchases for an aggregate purchase price of approximately $2.4 million.

For accounting purposes, common stock repurchased under our stock repurchase program is recorded based upon the purchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. The table below is a summary of stock repurchases for the three months ended March 31, 2017.

				Approximate
				Dollar Value of
			Total Number	Shares that
			of Shares	Remain
			Purchased as	Eligible for
			Part of	Purchase
	Number of	Average	Publically	under the
	Shares	Price Paid	Announced	Program
Period	Purchased	Per Share (1)	Program	(in thousands)(1)
Total as of December 31, 2016				$8,963
January 1— January 31, 2017	671,848	$2.50	671,848	$(1,679)
February 1 — February 28, 2017	312,016	$2.33	312,016	$(727)
March 1 — March 31, 2017	—		—	$—
Total as of March 31, 2017	983,864	$2.45	983,864	$6,557

(1)         Amounts include broker commissions

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)        List of Exhibits

Exhibit Number	Exhibit Description

10.1+	Employment Offer Letter by and between the Company and Paul Caine, dated February 6, 2017

10.2+	Amendment to the Employment Offer Letter by and between the Company and John Rego, dated February 7, 2017

10.3+	Amendment to the Employment Offer Letter by and between the Company and Adam Lichstein, dated February 7, 2017

10.4+	Amendment to the Employment Offer Letter by and between the Company and Lauren Wiener, dated February 7, 2017

10.5+	Amended and Restated Employment Offer Letter by and between the Company and Katie Evans, dated March 6, 2017

10.6+	Transition Agreement by and between the Company and William Day, dated February 6, 2017

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification Pursuant of Principal Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification Pursuant of Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

+                         Indicates management contract or compensatory plan.

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

Date: May 10, 2017

TREMOR VIDEO, INC.

By:	/s/ John S. Rego
John S. Rego
Senior Vice President and Chief Financial Officer

Date: May 10, 2017