Form 10-Q
period 2017-06-30
TREMOR VIDEO INC.
filed 2017-08-09
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, there were 50,482,940 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TREMOR VIDEO, INC.

FORM 10-Q

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Tremor Video, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,153	$43,160
Accounts receivable, net of allowance for doubtful accounts of $328 and $3 as of June 30, 2017 and December 31, 2016, respectively	74,190	79,027
Prepaid expenses and other current assets	2,284	2,405
Total current assets	112,627	124,592
Long-term assets:
Restricted cash	—	770
Property and equipment, net of accumulated depreciation of $13,854 and $11,282 as of June 30, 2017 and December 31, 2016, respectively	8,080	9,656
Intangible assets, net of accumulated amortization of $31,197 and $29,012 as of June 30, 2017 and December 31, 2016, respectively	4,868	6,922
Goodwill	10,881	10,758
Other assets	1,487	1,527
Total long-term assets	25,316	29,633
Total assets	$137,943	$154,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$56,474	$64,691
Deferred rent, short-term	745	704
Contingent consideration on acquisition, short-term	4,635	2,483
Deferred revenue	95	5
Capital leases, short-term	362	362
Other current liabilities	100	179
Total current liabilities	62,411	68,424
Long-term liabilities:
Deferred rent	5,716	6,072
Deferred tax liabilities	487	447
Capital leases	573	760
Total liabilities	69,187	75,703
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 50,226,294 and 50,431,324 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	5	5
Treasury stock, at cost 3,845,496 and 2,861,632 shares as of June 30, 2017 and December 31,2016, respectively	(8,443)	(6,037)
Additional paid-in capital	285,253	283,486
Accumulated other comprehensive (loss) income	(204)	(331)
Accumulated deficit	(207,855)	(198,601)
Total stockholders’ equity	68,756	78,522
Total liabilities and stockholders’ equity	$137,943	$154,225

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$48,867	$37,107	$90,267	$71,672
Cost of revenue	24,441	19,907	46,464	38,254
Gross profit	24,426	17,200	43,803	33,418

Operating expenses:
Technology and development	5,190	5,045	10,851	10,888
Sales and marketing	13,908	11,342	26,961	24,006
General and administrative	5,005	4,074	10,088	8,996
Depreciation and amortization	2,357	2,325	4,706	4,564
Mark-to-market	93	45	148	1,089
Total operating expenses	26,553	22,831	52,754	49,543

Loss from operations	(2,127)	(5,631)	(8,951)	(16,125)

Interest and other (expense) income, net:
Interest expense	(138)	(13)	(190)	(15)
Other (expense) income, net	60	(33)	85	(285)
Total interest and other (expense) income, net	(78)	(46)	(105)	(300)

Loss before provision for income taxes	(2,205)	(5,677)	(9,056)	(16,425)

Provision for income taxes	95	178	104	504

Net loss	$(2,300)	$(5,855)	$(9,160)	$(16,929)

Net loss per share:
Basic and diluted	$(0.05)	$(0.11)	$(0.18)	$(0.32)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	50,205,913	52,633,054	50,102,803	52,502,955

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(2,300)	$(5,855)	$(9,160)	$(16,929)
Other comprehensive loss:
Foreign currency translation adjustments	41	19	127	(3)
Comprehensive loss	$(2,259)	$(5,836)	$(9,033)	$(16,932)

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treaury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Share	Capital	Share	Capital	Capital	Income (Loss)	Deficit	Equity

Balance as of December 31, 2016	53,292,956	$5	(2,861,632)	$(6,037)	$283,486	$(331)	$(198,601)	$78,522
Exercise of stock options awards	104,656				62			62
Stock-based compensation expense					2,065			2,065
Cumulative-effect adjustment for stock compensation forfeitures					94		(94)	—
Common stock issued for settlement of restricted stock units net of 337,049 shares withheld to satisfy income tax withholding obligations	497,280				(709)			(709)
Common stock issuance in connection with employee stock purchase plan	176,898				255			255
Treasury stock — repurchase of stock			(983,864)	(2,406)				(2,406)
Net loss							(9,160)	(9,160)
Foreign currency translation adjustment	—	—	—	—	—	127	—	127
Balance as of June 30, 2017	54,071,790	$5	(3,845,496)	$(8,443)	$285,253	$(204)	$(207,855)	$68,756

Tremor Video, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,160)	$(16,929)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,706	4,564
Loss from sublease	—	341
Bad debt expense / (recovery)	325	(61)
Mark-to-market expense	148	1,089
Compensation expense related to the acquisition contingent consideration	1,810	2,142
Loss on disposal of property and equipment	—	23
Stock-based compensation expense	2,065	1,989
Deferred tax benefit	40	—
Net changes in operating assets and liabilities:
Decrease in accounts receivable	4,742	14,964
Increase/(decrease) in prepaid expenses, other current assets and other long-term assets	161	(176)
Decrease in accounts payable and accrued expenses	(8,892)	(15,032)
Decrease in other current liabilities	(79)	—
Decrease in deferred rent and security deposits payable	(315)	(26)
Decrease/(increase) in restricted cash	770	(170)
Increase/(decrease) in deferred revenue	90	(47)
Net cash used in operating activities	(3,589)	(7,329)

Cash flows from investing activities:
Purchase of property and equipment	(895)	(2,323)
Net cash used in investing activities	(895)	(2,323)

Cash flows from financing activities:
Proceeds from the exercise of stock options awards	62	153
Proceeds from common stock issuance	255	245
Principal portion of capital lease payments	(187)	—
Treasury stock — repurchase of stock	(2,406)	(332)
Tax withholdings related to net share settlements of restricted stock unit awards (RSUs)	(709)	(252)
Net cash used in financing activities	(2,985)	(186)

Net decrease in cash and cash equivalents	(7,469)	(9,838)

Effect of exchange rate changes in cash and cash equivalents	462	(72)

Cash and cash equivalents at beginning of period	43,160	59,887
Cash and cash equivalents at end of period	$36,153	$49,977

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$74	$609
Cash paid for interest expense	$90	$4
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$72	$58
Common stock issued for settlement of RSUs	$1,879	$621

The accompanying notes are an integral part of these consolidated financial statements.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

1. Organization and Description of Business

Tremor Video, Inc. (the “Company”) is a software company that helps suppliers of video advertising inventory improve yield and maximize advertising return across all screens by providing greater control, transparency, safety and effectiveness.

On August 7, 2017, the Company announced the sale of its buyer platform to Taptica International Ltd. for total consideration of $50 million.  Refer to note 13 in notes to consolidated financial statements.  The buyer platform enables advertisers, agencies and other buyers of advertising to discover, buy, optimize and measure the effectiveness of their video ad campaigns across all digital screens.  Following the strategic decision to sell its buyer platform, the Company will focus exclusively on offering a seller platform solution, the Tremor Video SSP.

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

During the three and six months ended June 30, 2017 and 2016, there were two customers that accounted for 13% and 10% of revenue.  At June 30, 2017, there were no customers that accounted for more than 10% of outstanding accounts receivables. At December 31,2016 there was one customers that accounted for 13.3% of outstanding accounts receivables.

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

FASB Accounting Standards Update No. 2016-09 — Compensation — Stock Compensation (Topic 718)

In March 2016, the FASB issued Accounting Standards Update (“ASU”), which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted.  The Company has adopted the provisions of ASU 2016-09 in the first quarter of 2017. The guidance requires the recognition in the income statement of the income tax effects of vested or settled awards. Further, the guidance requires that the recognition of anticipated tax windfalls/shortfalls be excluded in the calculation of assumed proceeds when applying the treasury stock method. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. As a result of the adoption, the impact to the financial statements resulted in an increase in the accumulated deficit and a corresponding increase in additional paid-in capital of $94 during the six months ended June 30, 2017.

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

We are in the process of evaluating the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources in addition to the engagement of a third party service provider to assist in the evaluation. Implementation efforts, to date, have included training on the new standard and preparing initial gap assessments on the Company’s significant revenue streams through its platforms. The Company will continue to provide updated disclosures with its next periodic filing on Form 10-Q.

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

•            Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•            Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2017					December 31, 2016
	(unaudited)
	Level 1		Level 2	Level 3	Total	Level 1		Level 2	Level 3	Total
Assets:
Money market funds(1)		$13,650			$13,650		$33,710			$33,710
Total assets		$13,650			$13,650		$33,710			$33,710
Liabilities:
Contingent consideration on acquisition liability(2)	$			$4,635	$4,635	$			2,483	$2,483
Total liabilities	$			$4,635	$4,635	$			$2,483	$2,483

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

3.  Fair Value Measurements (continued)

(1)     Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $22,503 and $9,450 of operating cash balances as of June 30, 2017 and December 31, 2016, respectively.

(2)     On the Acquisition Date, the Company acquired all of the outstanding shares of TVN.  In connection with the acquisition, the former stockholders of TVN (“TVN Sellers”) are eligible to receive future cash payments over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones in each of the periods from July 1, 2015 to June 30, 2016 (the “Year 1 Earn-Out Period”) and the period from July 1, 2016 to June 30, 2017 (the “Year 2 Earn-Out Period”), a portion of which is also contingent on continued employment of certain TVN Sellers (the “TVN Employee Sellers”) by the Company. In estimating the fair value of the contingent consideration, the Company used a Monte-Carlo valuation model based on future expectations on reaching financial milestones, other management assumptions (including operating results, business plans, anticipated future cash flows, and marketplace data), and the weighted-probabilities of possible payments. These assumptions were based on significant inputs not observed in the market and, therefore, represent a Level 3 measurement. Subsequent to the date of acquisition, the Company re-measured the estimated fair value of the contingent consideration at each reporting date with any changes in fair value recorded in the Company’s statements of operations. Any changes in the unobservable inputs could significantly impact the estimated fair value of the contingent consideration. The balance at June 30, 2017 is based upon actual results.

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table represents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the six months ended June 30, 2017:

2017
Beginning balance at January 1, 2017	$2,483
Compensation expense(1)	1,810
Mark-to-market expense(2)	148
Foreign currency translation adjustment	194
Ending balance at June 30, 2017	$4,635

(1)         Represents the estimated fair value of contingent consideration attributable to the TVN Employee Sellers that has been recorded during the six months ended June 30, 2017.  Refer to the table above regarding assumptions used for Level 3 instruments, and note 6 for further discussion of contingent consideration payments owed regarding the Company’s acquisition of TVN. The Company recorded the compensation-related expenses in connection with the continued employment of the TVN Employee Sellers within sales and marketing expenses in its consolidated statements of operations.

(2)         Reflects expense incurred based on the Company’s re-measurement, at June 30, 2017, of the estimated fair value of the contingent consideration relating to the TVN Sellers that are not required to remain employed with the Company as a condition to earning such contingent consideration. Amounts recorded as mark-to-market expense relating to Level 3 instruments are recorded in operating expense.  Refer to the table above regarding assumptions used for Level 3 instruments, and note 6 for further discussion of contingent consideration payments owed in connection with the Company’s acquisition of TVN.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	June 30,	December 31,
	2017	2016
	(unaudited)
Prepaid expenses and other current assets	$2,193	$2,240
Prepaid rent	—	19
Leasehold improvement incentives	—	55
Deferred rental income	91	91
Total prepaid expenses and other current assets	$2,284	$2,405

5.  Property and Equipment, Net

Property and equipment, net consisted of:

	June 30,	December 31,
	2017	2016
	(unaudited)
Leasehold improvements	$8,599	$8,524
Computer hardware	9,581	8,909
Furniture and fixtures	1,827	1,708
Computer software	1,696	1,571
Office equipment	231	226
Total property and equipment	21,934	20,938
Less: accumulated depreciation	(13,854)	(11,282)
Total property and equipment, net of accumulated depreciation	$8,080	$9,656

The depreciation expense related to property and equipment was $1,295 and $1,194 for the three months ended June 30, 2017 and 2016 respectively, and $2,564 and $2,272 for the six months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017 and 2016 respectively, the Company recorded a net loss of $0 and $341 on the subleasing of office space included within other (expense) income, net in the Company’s consolidated statements of operations. There was no loss on subleasing space for the three months ended June 30, 2017 and 2016 respectively.

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

In addition, the TVN Sellers are eligible to receive future cash payments over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones for the Year 1 Earn-Out Period and Year 2 Earn-Out Period, a portion of which is also contingent on continued employment of certain TVN Employee Sellers.  Subsequent to the Acquisition Date, the Company and TVN Sellers agreed to modify certain financial milestones.

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

As of June 30, 2017, the estimated fair value of the contingent cash consideration for the Year 2 Earn-Out Period is $6,032 Australian dollars ($4,635 U.S. dollars based on the currency exchange rate at June 30, 2017).

For the TVN Employee Sellers, the payment of the contingent cash consideration is dependent upon continued employment through the date of payment. As a result, the estimated fair value of the contingent cash consideration relating to such TVN Employee Sellers was excluded from the purchase consideration and such amounts have been recorded as compensation expense over the Year 1 Earn-Out Period and Year 2 Earn-Out Period.  The estimated fair value of the contingent cash consideration related to such TVN Employee Sellers as of June 30, 2017 for the Year 2 Earn-Out Period is $4,309 Australian dollars ($3,311 U.S. dollars based on the currency exchange rate at the June 30, 2017).   For the three and six months ended June 30, 2017, the Company recorded $985 and $1,810 in compensation-related expenses, respectively, in connection with the continued employment of the TVN Employee Sellers within sales and marketing expenses in its consolidated statements of operations.

For the TVN Sellers that are not TVN Employee Sellers, the estimated fair value of the contingent cash consideration as of June 30 2017 for the Year 2 Earn-Out Period is $1,723 Australian dollars ($1,324 U.S. dollars based on the currency exchange rate at June 30, 2017).  For the three and six months ended June 30, 2017, the Company recorded $93 and $148, respectively, in mark-to-market expense in the Company’s consolidated statements of operations.

The Company will be making the Year 2 Earnout payment during the third quarter of 2017 at which time all contingent consideration for TVN acquisition will be complete.

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

The results of operations of TVN have been included in the Company’s consolidated statements of operations since the Acquisition Date.

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	June 30,	December 31,
	2017	2016
	(unaudited)
Trade accounts payable	$43,711	$49,074
Accrued compensation, benefits and payroll taxes	5,304	7,023
Accrued cost of sales	5,571	7,559
Other payables and accrued expenses	1,888	1,035
Total accounts payable and accrued expenses	$56,474	$64,691

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

8.  Changes in Accumulated Other Comprehensive (Loss) Income

The following tables provide the components of accumulated other comprehensive (loss) income:

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at April 1, 2017	$(245)	(245)
Other comprehensive loss(1)	41	41
Ending balance at June 30, 2017	$(204)	(204)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at April 1, 2016	$(77)	$(77)
Other comprehensive loss(1)	19	19
Ending balance at June 30, 2016	$(58)	$(58)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2017	$(331)	$(331)
Other comprehensive income(1)	127	127
Ending balance at June 30, 2017	$(204)	$(204)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2016	$(55)	(55)
Other comprehensive loss(1)	(3)	(3)
Ending balance at June 30, 2016	$(58)	(58)

(1)         For the three and six months ended June 30, 2017 and 2016, there were no reclassifications to or from accumulated other comprehensive (loss) income.

9.  Commitments and Contingencies

Legal Contingencies

The Company is from time to time involved with various claims and litigation arising during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of June 30, 2017 and December 31, 2016, no reserves were recorded.  The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any.  Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

10.  Stock-Based Compensation

The Company included stock-based compensation expense related to its stock-based awards in various operating expense categories for the three and six months ended June 30, 2017 and 2016 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)
Technology and development	$234	$244	$445	$462
Sales and marketing	405	381	773	767
General and administrative	410	400	847	760
Total stock-based compensation expense	$1,049	$1,025	$2,065	$1,989

Stock Option Awards Outstanding

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of June 30, 2017:

	Number of	Weighted
	Stock Option	Average
	Awards	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2016(1)	6,425,832	$3.65
Stock option awards granted	—	—
Stock option awards forfeited	(582,696)	2.85
Stock option awards exercised	(104,656)	1.00
Stock option awards outstanding as of June 30, 2017	5,738,480	3.78

Stock option awards vested and exercisable as of June 30, 2017(2)	5,172,208	3.95

(1)               Includes employment inducement stock option awards granted to the Company’s Chief Financial Officer (“CFO”), Chief Technology Officer (“CTO”), and Chief Marketing Officer (“CMO”) covering 570,000, 350,000 and 125,000 shares of common stock, respectively (collectively, “Inducement Awards”)  The Inducement Awards were issued outside of the Company’s stockholder approved equity compensation plans, but are generally subject to the same terms and conditions as applied to awards granted under the Company’s 2013 Plan. Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one-year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.

(2)               Includes the vested portion of each Inducement Award.

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

10.  Stock-Based Compensation (continued)

Other selected information is as follows:

	Six Months Ended
	June 30,
	2017	2016
	(unaudited)
Aggregate intrinsic value of stock option awards exercised	$145	$142

Weighted-average grant-date fair value per share of stock option awards granted	—	1.02

Cash proceeds received from stock option awards exercised	104	153

The fair value for stock option awards granted under all plans was estimated at the date of grant using a Black-Scholes option pricing model.  Calculating the fair value of the stock option awards requires subjective assumptions, including, but not limited to, the expected term of the stock option awards and stock price volatility. The Company estimates the expected life of stock option awards granted based on the simplified method, which the Company believes is representative of the actual characteristics of the awards. The Company estimates the volatility of its common stock on the date of grant based on the historic volatility of comparable companies in its industry.  Risk-free interest rates are based on yields from United States Treasury zero-coupon issues with a term consistent with the expected term of the awards in effect at the time of grant.  Forfeitures are accounted for as they occur. The Company has never declared or paid any cash dividends and has no current plan to do so. Consequently, it used an expected dividend yield of zero.

There was $413 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of June 30, 2017.  This cost is expected to be recognized over a weighted-average period of 2.19 years.

Non-vested Restricted Stock Units (RSU) Awards Outstanding

The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the six months ended June 30, 2017:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock Unit	Fair Value
	Awards	Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2016	3,750,292	$2.07
Restricted stock unit awards granted	2,217,849	2.17
Restricted stock unit awards forfeited	(768,956)	2.04
Restricted stock unit awards vested	(834,329)	2.16
Non-vested restricted stock unit awards outstanding as of June 30, 2017	4,364,856	2.10

There was $7,571 of total unrecognized compensation cost related to non-vested restricted stock unit awards granted under the Company’s equity incentive plans as of June 30, 2017.  This cost is expected to be recognized over a weighted-average period of 3.11 years.

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

During the six months ended June 30, 2017, employees purchased 176,898 shares of common stock pursuant to the ESPP at an exercise price of $1.44 per share.  No more than 2,000,000 shares of common stock are reserved for future issuance under the 2014 ESPP of which 1,103,671 shares remain available at June 30, 2017.

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

There was $34 of total unrecognized compensation cost related to awards under the 2014 ESPP as of June 30, 2017. This cost is expected to be recognized over a weighted-average period of less than one year.

11.  Net Loss Per Share of Common Stock

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)
Numerator:
Net loss	$(2,300)	$(5,855)	$(9,160)	$(16,929)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	50,205,913	52,633,054	50,102,803	52,502,955

Basic and diluted net loss per share	$(0.05)	$(0.11)	$(0.18)	$(0.32)

The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss per share of common stock because the effect is anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)
Warrants to purchase common stock	––	39,824	––	39,824
Stock option awards	5,738,480	6,733,417	5,738,480	6,733,417
Restricted stock unit awards	4,364,856	3,912,772	4,364,856	3,912,772
Total anti-dilutive securities	10,103,336	10,686,013	10,103,336	10,686,013

Tremor Video, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

12.  Stock Repurchases

On March 29, 2016 the Company announced that the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to $15,000 of common stock over an eighteen month period commencing March 25, 2016. The repurchases may be made, from time to time, in the open market or by privately negotiated transactions, and are expected to be funded from cash on hand. The share repurchase program may be suspended, modified or discontinued at any time. There were no stock repurchases during the three months ended June 30, 2017.  During the six months ended June 30, 2017, the Company has made open-market purchases totaling 983,864 shares of common stock, respectively for an aggregate purchase price of $2,406.

13.  Subsequent Events

On August 7, 2017, the Company completed the sale to Taptica Ltd. (“Buyer”), an affiliate of Taptica International Ltd, of certain assets and certain liabilities primarily related to the Company’s buyer platform, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company, ScanScout, Inc. (a wholly owned subsidiary of Company), the Buyer and Taptica International Ltd., dated August 4, 2017.  The purchase price for the sale of the Business was $50 million, payable to the Company as follows: (a) a $30 million payment to the Company in cash on the date of closing and (b) a $20 million payment to the Company via a senior secured promissory note issued to the Company and secured by a security interest in the assets purchased under the Purchase Agreement by the Buyer.  The promissory note will be repaid by Buyer upon the earlier of September 1, 2017 or the closing of a debt financing undertaken by Buyer to repay such note.  In addition, the Company retained certain working capital of the Business above an agreed upon target. In connection with the sale of the Business, the Company has agreed to provide certain transition services to the Buyer through December 31, 2017.  We evaluated the criteria prescribed by U.S. GAAP for recording a disposal group as held for sale and discontinued operations. This criteria was not met as of June 30, 2017. Therefore, we did not present this disposal group as a discontinued operation in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations. Beginning in the third quarter of fiscal 2017, the historical financial results attributable to the Buy Side Transaction for periods prior to the transaction will be reflected in the Company’s consolidated financial statements as discontinued operations.

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

Overview

Tremor Video, Inc., we or us, is a software company that helps suppliers of video advertising inventory to improve yield and maximize advertising return across all screens by providing greater control, transparency, safety and effectiveness.

Our seller platform, the Tremor Video SSP, is a fully programmatic, self-service solution that automates the sales process for sellers of video advertising inventory, or sellers.  The Tremor Video SSP is directly integrated with the leading video demand side platforms, or DSPs, creating a robust marketplace through which sellers are able to efficiently monetize their advertising inventory through an open auction real-time bidding environment or private marketplaces.  Private marketplaces can be transacted through invite only auctions, where select buyers are given the opportunity to bid on a curated set of inventory, or through direct connections that allow sellers to transact with a specific buyer without the need for manual insertion orders.  Because integrations with DSPs are done through server-to-server connections we are able to significantly reduce latency and response time when delivering ad campaigns.

The Tremor Video SSP provides sellers with a full set of tools and controls to manage their inventory across multiple devices and platforms, including mobile and over-the-top, or OTT, content.  These tools enable sellers to establish supply hierarchies and demand tiers, set minimum price floors, and define advertiser and category level black and white lists to manage potential sales channel conflicts.  We also provide sellers with real time data reporting, which allows them to effectively monitor buyers’ buying patterns and make instant changes to take advantage of market dynamics and maximize their yield.  In addition, we recently launched a console for DSPs that are buying on the Tremor Video SSP, which provides access to real-time bidding data, insights and analytics enabling them to more effectively manage their buying.

On August 7, 2017, we announced that we had completed the sale of certain assets and liabilities primarily related to our buyer platform to an affiliate of Taptica International Ltd. for total consideration of $50 million. At the closing we received $30 million in cash and a senior secured promissory note in the amount of $20 million due on the earlier of September 1, 2017 or the closing of a debt financing undertaken by the purchaser.  Refer to note 13 in notes to consolidated financial statements.  The buyer platform enables advertisers, agencies and other buyers of advertising to discover, buy, optimize and measure the effectiveness of their video ad campaigns across all digital screens.  The buyer platform includes the Tremor Video DSP, an intuitive and customizable user interface where advertisers are able to actively manage the execution of their campaigns on a programmatic basis.  Following the strategic decision to sell our buyer platform, we will focus exclusively on offering our seller platform solution, the Tremor Video SSP.

For the three months ended June 30, 2017, total spend (refer to “Key Metrics-Total spend”) running through our platforms (including the buyer platform, which the Company sold in August 2017) increased to $78.6 million, compared to $54.7 million for the three months ended June 30, 2016.  Over the same period, our revenue increased to $48.9 million from $37.1 million, while our gross margin increased to 50.0% from 46.4%.  Our net loss decreased from a loss of $5.9 million in the second quarter of 2016 to a loss of $2.3 million in the second quarter of 2017, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) increased from a loss of $1.2 million in the second quarter of 2016 to a gain of $3.0 million in the second quarter of 2017.

For the six months ended June 30, 2017, total spend (refer to “Key Metrics-Total spend”) running through our platforms (including the buyer platform, which the Company sold in August 2017) increased to $139.4 million from $105.9 million for the six months ended June 30, 2016. Over the same period, our revenue increased to $90.3 million from $71.7 million, while our gross margin increased to 48.5% from 46.6%. During the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, our net loss decreased from $16.9 million to $9.2 million, and our Adjusted EBITDA increased from a loss of $5.5 million to $0.6 million of income.

Our seller platform has experienced significant growth in recent periods. For the three months ended June 30, 2016 compared to the three months ended June 30, 2017, total spend (refer to “Key Metrics-Total spend”) from our seller platform increased from $23.3 million to $39.6 million and revenue increased from $5.7 million to $9.9 million.  Gross margin was 90.8% for the three months ended June 30, 2017 compared to 92.9% for the three months ended June 30, 2016.  For the six months ended June 30, 2016 compared to the six months ended June 30, 2017, total spend (refer to “Key Metrics-Total spend”) increased from $45.3 million to $65.3 and revenue increased from $11.1 million to $16.1 million.  Gross margin was 89.5% for the six months ended June 30, 2017 compared to 91.6% for the six months ended June 30, 2016.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(unaudited)
Revenue	$48,867	$37,107	$90,267	$71,672
Gross margin	50.0%	46.4%	48.5%	46.6%
Net loss	$(2,300)	$(5,855)	$(9,160)	$(16,929)
Total spend	$78,553	$54,669	$139,445	$105,898
Adjusted EBITDA	$3,019	$(1,240)	$619	$(5,462)

Total spend

We define total spend as the aggregate gross spend transacted through our platforms.  For the three and six months ended June 30, 2017 and all prior periods, this included spend from both our buyer platform, which we sold in August 2017, as well as our seller platform.

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

The following table presents a reconciliation of revenue to total spend, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Revenue	$48,867	$37,107	$90,267	$71,672
Add: Tremor Video SSP inventory costs(1)	29,686	17,562	49,178	34,226
Total spend	$78,553	$54,669	$139,455	$105,898

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

Within total spend, we closely monitor the percentage contributions among the following operational metrics: programmatic; non-programmatic higher-function; and non-programmatic media.  Programmatic includes all spend transacted through the Tremor Video SSP, Tremor Video DSP, and agency trading desks.  We define non-programmatic higher-function as non-programmatic spend running through our buyer platform that utilizes our higher-function products, including our all-screen optimization solution, advanced data targeting solutions and proprietary outcome-based pricing models.   We define non-programmatic media as non-programmatic spend running through our buyer platform that is purchased without any of our higher-function products.  Non-programmatic higher-function spend and non-programmatic media spend relate exclusively to our buyer platform, which we sold in August 2017.  Within programmatic spend, spend transacted through the Tremor Video DSP and agency trading desks relates to our buyer platform, while spend transacted through the Tremor Video SSP relates solely to the seller platform.

We track these operational metrics in order to better understand how our clients are transacting on our platforms, which informs decisions as to the allocation of resources and capital.  The table below shows the dollar and percentage contribution to total spend from each of programmatic, non-programmatic higher-function; and non-programmatic media.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands)

Programmatic spend (seller platform)	$39,620	$23,262	$65,250	$45,336
Programmatic spend (buyer platform)	4,385	3,778	7,857	7,841
Non-programmatic higher-function spend (buyer platform)	28,723	22,833	56,134	42,811
Non-programmatic media spend (buyer platform)	5,825	4,796	10,204	9,910
Total spend	$78,553	$54,669	$139,445	$105,898

Total spend increased from $54.7 million during the three months ended June 30, 2016 to $78.6 million during the three months ended June 30, 2017, and increased from $105.9 million during the six months ended June 30, 2016 to $139.5 million during the six months ended June 30, 2017. The increase in total spend during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily driven by an increase in programmatic spend from the Tremor Video SSP, and non-programmatic higher-function spend.

Adjusted EBITDA

Adjusted EBITDA represents our net loss before interest and other (income) expense, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of non-cash stock-based compensation expense, executive severance costs and retention costs, acquisition-related costs, litigation costs associated with class action securities litigation, mark-to-market expense, other professional fees and other adjustments.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is a non-GAAP financial measure. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (e) Adjusted EBITDA does not reflect litigation costs associated with class action securities litigation, executive severance, retention and recruiting costs, costs associated with other professional fees, or costs related to other adjustments; and (f) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(unaudited)
Net loss	$(2,300)	$(5,855)	$(9,160)	$(16,929)
Adjustments:
Depreciation and amortization expense	2,357	2,325	4,706	4,564
Stock-based compensation expense	1,049	1,025	2,065	1,989
Executive severance, retention and recruiting costs(1)	362	67	432	172
Other adjustments(2)	—	—	109	520
Acquisition-related costs(3)	985	929	1,810	2,148
Provision for income taxes	95	178	104	504
Mark-to-market expense(4)	93	45	148	1,089
Litigation costs		—	—	181
Other professional fees	300	—	300	—
Total interest and other expense (income), net	78	46	105	300
Total net adjustments	5,319	4,615	9,779	11,467
Adjusted EBITDA	$3,019	$(1,240)	$619	$(5,462)

(1)         Reflects severance costs related to the termination of certain executives,  compensation expense in connection with retention bonuses  to certain executives and executive recruitment costs.

(2)         Reflects amounts accrued in connection with a one-time change in our employee vacation policy.

(3)         Reflects acquisition-related costs incurred in connection with our acquisition of TVN.  Includes compensation-related expenses related to contingent consideration payments that are due to certain TVN sellers that are subject to continued employment of $985 and $924 for the three months ended June 30, 2017 and 2016 respectively and $1,810 and $2,130 for the six months ended June 30, 2017 and June 30, 2016, respectively.  Refer to notes 3 and 6 in notes to consolidated financial statements.

(4)         Reflects expense incurred based on the Company’s re-measurement, at June 30, 2017 and June 30, 2016, of the estimated fair value of earn-out payments that are due in connection with the acquisition of TVN and which are not conditioned on continued employment with the Company. Refer to notes 3 and 6 in notes to consolidated financial statements.

Components of Operating Results

We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue

Historically, we generated revenue from buyers who used our buyer platform for the purchase of video advertising inventory, and sellers who used our seller platform to manage the sale of video advertising inventory.  Following the sale of our buyer platform in August 2017, we will generate revenue solely from our seller platform.

Through our seller platform, we generate revenue by providing sellers with programmatic tools to improve yield and maximize the value of their video inventory. For transactions executed through our seller platform, we act as the agent on behalf of the seller that is making its inventory available to buyers.  Revenue is recognized when the buyer purchases video advertising inventory from the seller on our seller platform.  Revenue generated from the Tremor Video SSP is reported net of inventory costs that we remit to sellers.

Through our buyer platform, which we sold in August 2017, we generated revenue by delivering video advertising campaigns for buyers.  The buyer platform offers a number of different pricing models for buyers, including outcome-based pricing models where a buyer is charged only when a viewer takes certain actions or when certain campaign results are achieved, CPM-based pricing models based on the total number of ad impressions delivered, and campaigns priced with a guaranteed demographic reach, or demo guarantees, where a buyer pays based on the number of ad impressions delivered to a specific demographic.  For campaigns sold on a CPM-basis we recognize revenue upon delivery of impressions, and for campaigns priced with demo guarantees we recognize revenue upon delivery of impressions to a specific target demographic.  With respect to outcome-based pricing models, we recognize revenue only when the specified action is taken or campaign result is achieved.  Revenue generated from the buyer platform is reported on a gross basis, based primarily on our determination that we act as the primary obligor in the delivery of advertising campaigns for buyers on our buyer platform.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue primarily represents video advertising inventory costs, data licensing costs, research costs, third-party hosting fees, and third-party serving fees incurred to deliver video ads.  We recognize cost of revenue on a seller-by-seller basis upon delivery of an ad impression.

Substantially all of our cost of revenue for the buyer platform is attributable to video advertising inventory costs and costs of data licenses associated with our higher-function buying products.

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

Gross margin is our gross profit expressed as a percentage of our total revenue.  For the buyer platform, our gross margin has primarily been impacted by video advertising inventory costs and data licensing costs associated with delivering our advertisers campaigns relative to the revenue we generate from delivering such campaigns.  Historically, our gross margin on our buyer platform has been positively affected by the relative contribution to our revenue from non-programmatic higher-function campaigns (i.e., campaigns purchased using our all-screen optimization solution, advanced targeting solutions or our proprietary outcome-based pricing models) compared to non-programmatic media campaigns, which are purchased on a CPM or demo-guarantee basis.

Because we book campaigns from our Tremor Video SSP net of inventory costs, campaigns running through our seller platform generate substantially higher margins than campaigns running through our buyer platform, which is reported on a gross basis.  As a result, for future periods we expect our gross margins to be significantly higher.

Operating Expenses

Operating expenses consist of technology and development, sales and marketing, general and administrative, and depreciation and amortization expenses.  Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of these expense categories other than depreciation and amortization expenses.  We include stock-based compensation expense in connection with the grant of stock option awards or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function.  While we expect our operating expenses to decrease in absolute dollars as a result of the sale of the buyer platform, we expect operating expenses relating to the seller platform to continue to increase in alignment with our continued growth.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net consist primarily of interest income, interest expense, and foreign exchange transaction gains and losses.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense is primarily attributable to interest paid on capital leases and taxes and fees to local jurisdictions.  As of June 30, 2017 and 2016, we did not have any outstanding borrowings under our credit facility.

Provision for Income Taxes

Provision for income taxes consists of minimum U.S. state and local taxes, income taxes in foreign jurisdictions in which we conduct business and deferred income taxes.

Results of Operations

The following table is a summary of our consolidated statements of operations data for each of the periods indicated.  The period-to-period comparisons of the results are not necessarily indicative of our results for future periods, which will be impacted by the August 2017 sale of the buyer platform.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
		Percentage		Percentage		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$48,867	100.0%	$37,107	100.0%	$90,267	100.0%	$71,672	100.0%
Cost of revenue	24,441	50.0	19,907	53.6	46,464	51.5	38,254	53.4
Gross profit	24,426	50.0	17,200	46.4	43,803	48.5	33,418	46.6

Operating expenses:
Technology and development	5,190	10.6	5,045	13.6	10,851	12.0	10,888	15.2
Sales and marketing	13,908	28.5	11,342	30.6	26,961	29.9	24,006	33.5
General and administrative	5,005	10.2	4,074	11.0	10,088	11.2	8,996	12.5
Depreciation and amortization	2,357	4.8	2,325	6.3	4,706	5.2	4,564	6.4
Mark-to-market	93	0.2	45	0.1	148	0.2	1,089	1.5
Total operating expenses	26,553	54.3	22,831	61.6	52,754	58.5	49,543	69.1

Loss from operations	(2,127)	(4.3)	(5,631)	(15.2)	(8,951)	(9.9)	(16,125)	(22.5)
Total interest and other (expense) income, net	(78)	(0.2)	(46)	(0.1)	(105)	(0.1)	(300)	(0.4)
Loss before provision for income taxes	(2,205)	(4.5)	(5,677)	(15.2)	(9,056)	(10.0)	(16,425)	(22.9)
Provision for income taxes	95	0.2	178	0.5	104	0.1	504	0.7
Net loss	$(2,300)	(4.7)%	$(5,855)	(15.7)%	$(9,160)	(10.2)%	$(16,929)	(23.6)%

Comparison for the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase/ (Decrease)		June 30,		Increase/ (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Revenue	$48,867	$37,107	$11,760	31.7%	$90,267	$71,672	$18,595	25.9%

Revenue

Our revenue during the three months ended June 30, 2017 increased to $48.9 million from $37.1 million for the same period in 2016, an increase of 31.7%.  Revenue from our seller platform increased to $9.9 million for the three months ended June 30, 2017 from $5.7 million for the prior year period, an increase of 73.7%, while total spend increased to $39.6 million from $23.3 million, an increase of 70.3%.  Refer to “Key Metrics-Total spend”.

Our revenue during the six months ended June 30, 2017 increased to $90.3 million from $71.7 million for the same period in 2016, an increase of 25.9%.  Revenue from our seller platform increased to $16.0 million for the six months ended June 30, 2017 from $11.1 million for the prior year period, an increase of 44.1%, while total spend increased to $65.3 million from $45.3 million, an increase of 44.2%.  Refer to “Key Metrics-Total spend”.

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

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue during the three months ended June 30, 2017 increased to $24.4 million from $19.9 million for the same period in 2016.  The increase reflects a $0.5 million increase in video advertising inventory costs and a $4.0 million increase in costs related to data licenses associated with our advanced data targeting solutions, ad serving, hosting and research.   Our gross profit increased by $7.2 million compared to the prior year period, reflecting a revenue increase of $11.8 million year-over-year, which was partially offset by an increase in our cost of revenue of $4.5 million year-over-year.

Cost of revenue for the Tremor Video SSP, which consisted primarily of hosting fees, increased $0.5 million year-over-year from $0.4 for the three months ended June 30, 2016 to $0.9 for the three months ended June 30, 2017.  Gross profit from our seller platform increased by $3.7 million year-over-year, an increase of 70.3%, from $5.3 million for the three months ended June 30, 2016 to $9.0 million for the three months ended June 30, 2017.

Our cost of revenue during the six months ended June 30, 2017 increased to $46.5 million from $38.3 million for the same period in 2016.  The increase reflects a $0.2 million increase in video advertising inventory costs and a $8.0 million increase in costs related to data licenses associated with our advanced data targeting solutions, ad serving, hosting and research. Our gross profit increased by $10.4 million compared to the prior year period, reflecting a revenue increase of $18.6 million year-over-year, which was partially offset by an increase in our cost of revenue of $8.2 million year-over-year.

Cost of revenue for the Tremor Video SSP, which consisted primarily of hosting fees, increased $0.7 million year-over-year from $1.0 for the six months ended June 30, 2016 to $1.7 for the six months ended June 30, 2017.  Gross profit from our seller platform increased by $4.2 million year-over-year, an increase of 41.4%, from $10.2 million for the six months ended June 30, 2016 to $14.4 million for the six months ended June 30, 2017.

Our gross margin increased to 50.0% for the three months ended June 30, 2017 from 46.4% for the three months ended June 30, 2016, and increased to 48.5% for the six months ended June 30, 2017 from 46.6% for the six months ended June 30, 2016.  The increase in our gross margin is largely due to a change in the relative mix of the total spend being transacted through the buyer platform and the Tremor Video SSP compared to the prior year period.  Revenue from the Tremor Video SSP generates substantially higher gross margins than the buyer platform since it is recorded net of inventory costs. Gross margin on the seller platform was 90.8% and 89.5% for the three and six months ended June 30, 2017, respectively, compared to 92.9% and 91.6% for the three and six months ended June 30, 2016, respectively.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$5,190	$5,045	$145	2.9%	$10,851	$10,888	$(37)	(0.3)%
% of total revenue	10.6%	13.6%			12.0%	15.2%

Technology and Development Expense

The increase in technology and development expense during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was primarily attributable to a $0.3 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, partially offset by a decrease of $0.2 million in overhead costs.

The decrease in technology and development expense during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily attributable to a decrease of $0.2 million in overhead costs, partially offset by a $0.1 million increase in compensation, overhead costs and other personnel-related costs.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$13,908	$11,342	$2,566	22.6%	$26,961	$24,006	$2,955	12.3%
% of total revenue	28.5%	30.6%			29.9%	33.5%

Sales and Marketing Expense

The increase in sales and marketing expense during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was attributable to a $1.9 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs and a $0.6 million increase in costs associated with marketing events.

The increase in sales and marketing expense during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was attributable to a $2.4 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, a $0.6 million increase in costs associated with marketing events and research and a $0.3 million increase to bad debt expense, which were partially offset by a decrease of $0.4 million in consulting fees.

.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$5,005	$4,074	$931	22.9%	10,088	$8,996	$1,092	12.1%
% of total revenue	10.2%	11.0%			11.2%	12.6%

General and Administrative Expense

The increase in general and administrative expense during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was primarily attributable to a $0.6 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, a $0.3 million increase in professional fees and a $0.2 million increase in other business taxes, partially offset by a $0.2 million decrease in overhead costs.

The increase in general and administrative expense during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily attributable to a $1.0 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, a $0.5 million increase in professional fees, and a $0.3 million increase in business taxes, which were partially offset by a $0.7 million decrease in professional development expenses and a $0.2 million decrease in overhead costs.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$2,357	$2,325	$32	1.4%	4,706	$4,564	$142	3.1%
% of total revenue	4.8%	6.3%			5.2%	6.4%

Depreciation and Amortization Expense

The increase in depreciation and amortization expense during the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, was primarily attributable to the depreciation of computer hardware and software purchased for our third-party data center hosting facilities.

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Mark-to-market expense	$93	$45	$48	106.7%	148	$1,089	$(941)	(86.4)%
% of total revenue	0.2%	0.1%			0.2%	1.5%

Mark-to-Market Expense

The increase in our mark-to-market expense of $0.0 million during the three months ended June 30, 2017 and decrease of $1.0 million for the six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, respectively, was attributable to mark-to-market expenses related to the Company’s re-measurement of the estimated fair value of contingent consideration that is due in connection with the acquisition of TVN , in each of the periods ended June 30, 2017 and June 2016, respectively (refer to notes 3 and 6 in the notes to consolidated financial statements).

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Total interest and other (expense) income, net	$(78)	$(46)	$(32)	69.6%	$(105)	$(300)	$195	(65)%
% of total revenue	(0.2)%	(0.1)%			(0.1)%	(0.4)%

Interest and Other (Expense) Income, Net

The increase in our interest and other (expense) income, net, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was primarily attributable to a net $0.1 million increase in interest expense on capital lease obligations.

The decrease in our interest and other (expense) income, net, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily attributable to a net $0.3 million loss on the subleasing of office space during the six months ended June 30, 2016 that did not occur during the six months ended June 30, 2017, partially offset by a net $0.1 million increase in interest expense on capital lease

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Increase / (Decrease)		June 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$95	$178	$(83)	(46.6)%	$104	$504	$(400)	(79.4)%
% of total revenue	0.2%	0.5%			0.1%	0.7%

Provision for income taxes

The decrease in our provision for income taxes during the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, was primarily attributable to a decrease in taxes incurred in our foreign jurisdictions.

Liquidity and Capital Resources

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of
	June 30,
	2017	2016
	(dollars in thousands)
Cash and cash equivalents	$36,153	$49,977
Accounts receivable, net of allowance for doubtful accounts	74,190	55,912
Working capital	50,216	62,341

Our cash and cash equivalents at June 30, 2017 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

Cash and Cash Equivalents

Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $36.2 million and $43.2 million as of June 30, 2017 and December 31, 2016, respectively. In addition, as a result of the sale of our buyer platform in August 2017, we received $30.0 million in cash and expect to receive an additional $20.0 million in cash during the third quarter of 2017 upon payment of the secured promissory note delivered by the purchaser upon the closing of the sale of the buyer platform.

Credit Facility

We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility, which was amended and restated in January 2017, we can incur revolver borrowings up to the lesser of $35.0 million and a borrowing base equal to 80.0% of eligible accounts receivable. However, in connection with the disposition of the buyer platform we were required to seek the consent of our lender under the credit facility.  As part of the consent, we agreed that our lender may, but is not required to, make future advances under our credit facility. Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly.  The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit.  The credit facility matures in January 2018.  While we had no outstanding borrowings under the credit facility as of June 30, 2017 and 2016 respectively, our lender has issued standby letters of credit in favor of the landlord of our headquarters totaling $2.3 million, which can be drawn down from amounts available under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and trailing twelve-month Adjusted EBITDA, tested quarterly.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  Subject to certain exceptions, we are also required to maintain all of our cash and cash equivalents at accounts with the lender. We were in compliance with all covenants as June 30, 2017.  We received the consent of the lender to our disposition of the buyer platform and remain in compliance with all covenants as of the date of this filing.

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

Share Repurchase Program

On March 29, 2016, we announced that our Board of Directors approved a share repurchase program, under which we are authorized to purchase up to $15.0 million of our common stock over an eighteen month period commencing March 25, 2016.  The repurchases may be made, from time to time, in the open market or by privately negotiated transactions, and are expected to be funded from cash on hand.  The number of shares to be repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, share price, trading volume and general market conditions, along with working capital requirements, general business conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time. During the three months ending June 30, 2017, we did not purchase shares under this program.  During the six months ending June 30, 2017, we made open-market purchases totaling 983,864 shares of our common stock for an aggregate purchase price of $2.4 million.

Historical Cash Flows

The following table summarizes our historical cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016
	(dollars in thousands)
Net cash used in:
Operating activities	$(3,589)	$(7,329)
Investing activities	(895)	(2,323)
Financing activities	(2,985)	(186)

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

During the six months ended June 30, 2017, our net cash used in operating activities was $3.6 million and consisted of a net loss of $9.2 million and a $3.5 million decrease in net cash resulting from changes in working capital, partially offset by $9.1 million in adjustments for non-cash items. The components of our net loss are described in greater detail above under “Results of Operations”.  Adjustments for non-cash items primarily consisted of $4.7 million in depreciation and amortization expense, $2.1 million in non-cash stock-based compensation expense, $0.1 of mark-to-market expense related to acquisition contingent consideration, $1.8 million of compensation expense related to acquisition contingent consideration and $0.3 million for bad debt expense  The decrease in cash resulting from changes in our working capital during the six months ended June 30, 2017 consisted of a $8.9 million net decrease in accounts payable and accrued expenses and a $0.4 million decrease in other current liabilities, partially offset by a $4.7 million decrease in accounts receivable, a $0.8 million decrease in restricted cash, a $0.2 million decrease in prepaid expenses and a $0.1 million change deferred revenue.

During the six months ended June 30, 2016, our net cash used in operating activities was $7.3 million and consisted of a net loss of $16.9 million and a $0.5 million decrease in net cash resulting from changes in working capital, partially offset by $10.1 million in adjustments for non-cash items.   The components of our net loss are described in greater detail above under “Results of Operations”.  Adjustments for non-cash items primarily consisted of $4.6 million in depreciation and amortization expense, $2.0 million in non-cash stock-based compensation expense, $3.2 million in expense related to our acquisition of TVN, and $0.3 million other net adjustments for non-cash items.  The decrease in cash resulting from changes in our working capital during the six months ended June 30, 2016 consisted of a $15.5 million net decrease in accounts payable and accrued expenses and net other working capital, which was partially offset by a $15.0 million decrease in accounts receivable.

Investing Activities

Our investing activities consist of net cash used for purchases of property and equipment.

For the six months ended June 30, 2017 and 2016, our net cash used in investing activities was $0.9 million and $2.3 million, respectively.

Financing Activities

Our financing activities consist of the repurchase of common stock, tax payments made on behalf of employees related to net share settlements of restricted stock unit awards the receipt of proceeds received from the exercise of stock option awards, and the purchase of shares under our ESPP and principal payments on our capital lease obligations.

For the six months ended June 30, 2017, our net cash used in financing activities was $3.0 million, which consisted of $2.4 million of purchases of common stock pursuant to our share repurchase program, $0.7 million of tax payments on behalf of employees related to net share settlements of restricted stock unit awards, and $0.2 million of principal payments on our capital lease obligations, partially offset by $0.3 million in proceeds received in connection with shares purchased under our ESPP and the exercise of stock option awards.

For the six months ended June 30, 2016, our net cash used in financing activities was $0.2 million, which consisted of $0.3 million of purchases of common stock pursuant to our share repurchase program and $0.3 million in tax payments on behalf of employees related to net share settlements of restricted stock unit awards, partially offset by $0.4 million in proceeds received in connection with shares purchased under our ESPP and the exercise of stock option awards.

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

Interest Rate Risk

We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2017 and sustained through the period ended June 30, 2017, would not have been material.  We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors.

The following is a summary description of some of the material risks and uncertainties that may affect our business, including our future financial and operational results. In addition to the other information in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K, the following statements should be carefully considered in evaluating us.

Risks Arising from the Sale of the Buyer Platform.

The sale of assets relating to our buyer platform  may expose us to certain post-closing liabilities.

On August 7, 2017, we completed the sale of certain assets and certain liabilities primarily related to our buyer platform, through which buyers of digital video advertising are able to buy, optimize, and measure the effectiveness of their video advertising campaigns across internet connected devices and screens, to an affiliate of Taptica International Ltd for $30 million in cash and a $20 million senior secured promissory note.  The promissory note will be repaid upon the earlier of September 1, 2017 or the closing of a debt financing undertaken by the purchaser to repay the note.  In addition, the Company retained certain working capital of its buyer platform above an agreed upon target, and subject to adjustment.  We remain responsible for certain pre-closing liabilities relating to our buyer platform, including certain liabilities which may be contingent or unknown, and are subject to certain indemnification obligations in favor of the purchaser for, among other things, breaches of representations, warranties and covenants under the purchase agreement. In addition, we may be subject to liabilities and obligations under and with respect to contracts and assets relating to the buyer platform that were not transferred to or assumed by the buyer.

There are a number of risks associated with our sale of the buyer platform that may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

The sale of our buyer platform poses risks and challenges that could negatively impact our remaining business, including, without limitation, the following:

•   we are smaller and less diversified as compared to immediately prior to the consummation of the sale of the buyer platform. This could cause our cash flow and growth prospects to be more volatile and make us more vulnerable to focused competition;

•   the divestiture may have adverse financial and accounting impacts, distract management, disrupt our business, negatively impact market perception of our prospects, result in the loss of key employees, and generate post-closing disputes with the purchaser;

•   the divestiture may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations;

•   our remaining seller platform business was introduced in 2015 and is still evolving, and the future demand and acceptance for it is uncertain;

•   the divestiture may result in the loss of synergies between our buyer and seller platform; and

•   we cannot assure you that the sale of the buyer platform will be successful in generating improved operating efficiencies, or that we will otherwise realize the anticipated benefits from the transaction or use of sale proceeds.

Any of the foregoing, in addition to any other risks related to the transaction that are not specifically described above, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We have substantially changed the businesses in which we operate. Accordingly, it may be difficult to evaluate our performance based on our operating history.

Our historical financial statements include the financial position and results of operations of our buyer platform.  We completed the sale of our buyer platform on August 7, 2017.  We filed a Current Report on Form 8-K on August 8, 2017, that included the following:

•   an unaudited pro forma condensed combined balance sheet as of March 31, 2017, giving effect to the disposition of the buyer platform, on a pro forma basis, as if such transaction had occurred on that date; and

•   an unaudited pro forma condensed combined statements of operations for the three months ended March 31, 2017 and the years ended December 31, 2016, 2015 and 2014 giving effect the disposition of the buyer platform on a pro forma basis, as if such transactions had occurred on January 1, 2014.

However, the unaudited pro forma financial statements included in the Current Report on Form 8-K do not purport to represent, and are not necessarily indicative of, what our financial position or results of operations would have been had such transactions occurred on the dates indicated.

Risks Relating to Our Business and Industry

Because our business model is continuing to develop, our past operating results may not be indicative of future performance, and our future operating results may fluctuate materially and may increase your investment risk.

For fiscal years 2016, 2015 and 2014, and the six month periods ended June 30, 2017 and 2016, our total revenue was $166.7 million, $173.8 million and $159.5 million and $90.3 million and $71.7 million, respectively. Our developing business model and our recent sale of our buyer platform makes it difficult to assess our future prospects. The success of our business faces a number of challenges, including:

• continuing to innovate and improve the technologies that enable us to provide our solutions;

• maintaining and expanding our existing relationships, and developing new relationships with sellers and buyers on our seller platform;

• increasing the level of spending through our seller platform;

• developing market acceptance for our self-service programmatic seller platform, the Tremor Video SSP;

• the growth, evolution and rate of adoption of industry standards;

• offering competitive rates to sellers;

• providing sellers of online video advertising with increased yield and monetization compared to competitors;

• offering access to unique data;

• competing effectively against traditional and online media companies to increase our share of brand advertising spend;

• ensuring that buyers’ video ads are shown in brand-safe environments;

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

We have incurred significant net losses since inception, and we expect our operating expenses relating to our seller platform to increase in the foreseeable future. Accordingly, we may never achieve or sustain profitability.

We have incurred operating losses since we were formed and expect to incur operating losses in the future. We incurred net losses of $20.9 million, $43.2 million, and $23.5 million in fiscal years 2016, 2015, and 2014, respectively and net losses of $9.2 million and $16.9 million in the six months ended June 30, 2017 and 2016 respectively.  We had an accumulated deficit of $198.6 million and $177.7 million as of December 31, 2016 and 2015, respectively, and $207.9 million and $194.6 million as of June 30, 2017 and 2016, respectively, which included a $20.9 million goodwill impairment charge in fiscal 2015. We do not know if we will be able to achieve profitability or maintain profitability on a continued basis. In addition, we recently sold our buyer platform, and we cannot predict the impact that will have on our seller platform.  Although the amount of spend being transacted through our platforms has increased substantially in recent periods, the sale of our buyer platform will result in a decrease in total spend in absolute dollars and we may not be able to maintain our historical rate of growth on our seller platform. Furthermore, the take rate on our seller platform varies across clients and depending on the type of transaction being executed, which makes it more difficult to predict the gross profit which may result from any anticipated level of future total spend. While our total operating expenses may decrease as a result of the sale of our buyer platform, we anticipate that our operating expenses in respect of our seller platform will continue to increase in absolute dollars as we scale our business and expand our operations. In particular, we plan to continue to invest in our technology and development efforts and sales and marketing efforts. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control and we may never be able to generate sufficient revenue to achieve or sustain profitability.

Unfavorable conditions in the global economy could limit our ability to grow our business and negatively affect our operating results.

General worldwide economic and political conditions have experienced significant instability in recent years. These conditions make it extremely difficult for advertisers and us to accurately forecast and plan future business activities, and could cause buyers to reduce or delay their advertising spending. Historically, economic downturns have resulted in overall reductions in advertising spending. If macroeconomic conditions deteriorate, buyers may curtail or freeze spending on advertising in general, which would impact the amount of spend transacted through our seller platform. Furthermore, our contracts and relationships with demand side partners generally do not include long-term obligations requiring them to purchase advertising on the Tremor Video SSP and are cancelable upon short or no notice and without penalty. Any reduction in advertising spending could limit our ability to grow our business and negatively affect our operating results.

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

Our future success will depend on our ability to adapt and innovate. To attract new clients and increase spend transacted through our seller platform, we will need to expand and enhance our solutions to meet client needs, add functionality and address technological advancements, including with respect to the sale of video advertising through new and developing mediums and platforms such as connected TV and OTT.  If we fail to develop new solutions that address our client’s needs, or enhance and improve our solutions in a timely manner or conform to industry standards, we may not be able to achieve or maintain adequate market acceptance of our solutions, and our solutions may become less competitive or obsolete.

Our ability to grow is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver to sellers increased yield and monetization more efficiently or effectively than our solutions, such technologies could adversely impact our ability to compete. Programmatic technologies are continuously evolving; for instance, some sellers of digital advertising, in particular with respect to display advertising, have begun to embrace so-called header bidding, a programmatic technique that enables sellers to offer inventory to multiple demand sources simultaneously through a tag in the header of the seller’s website. We do not currently offer a header bidding solution.  sales.

The market in which we participate is intensely competitive and fragmented, and we may not be able to compete successfully with our current or future competitors.

The online video advertising market is highly competitive. We compete with large online video publishers such as Google Inc. and Facebook, Inc., as well as advertising technology companies, supply side platforms and exchanges. We also compete for advertising dollars from companies in the traditional media space, including TV networks, radio broadcasters and print media publishers, many of which also have a digital presence.

Many of these competitors and potential competitors have significant client relationships, much larger financial resources and longer operating histories than we have and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online video advertising industry as a whole. They, or other companies that offer competing advertising solutions, may establish or strengthen cooperative relationships with buyers or sellers, thereby limiting our ability to promote our solutions and generate revenue. Many of these companies are also providers of content, and have access to large amounts of first party data, which are not available to us. Competitive pressures could require us to increase the prices we pay to sellers.

Our business may suffer to the extent that buyers and sellers purchase and sell online video advertising directly from each other without the use of technological intermediaries such as the Tremor Video SSP. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services aimed at capturing advertising spend such as analytics and bundled offline and online video advertising. If the market shifts towards such new technologies and we are unable to either provide such solutions in a compelling manner or otherwise compete with such shift in ad spending, we may incur increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

We believe that we compete primarily on the basis of the speed and ease of use of our seller platform, the quality of tools that we provide to sellers to control their inventory and maximize yield, our ability to provide real-time reporting and analytics, and our ability to provide and attract demand to sellers at scale. Historically, our buyer platform was a source of demand for our seller platform and we cannot predict how the sale of our buyer platform will impact our ability to provide demand at scale to our seller clients.  If we are unable to compete favorably with respect to any of these factors our business could suffer.

Our competitors or potential competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our solutions. As market dynamics change, or as new and existing competitors introduce more competitive pricing or new or disruptive technologies, we may be unable to maintain or attract new buyers or sellers or increase spend transacted through our platform. As a result, we may be required to change our business model and incur additional expenses in response to competitive pressures, which could harm our revenue, profitability and operating results. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

We operate in a new and rapidly evolving industry. If the online video advertising industry, or programmatic solutions in particular, do not develop or develop more slowly than we expect, our operating results and growth prospects could be harmed.

Online video advertising is an emerging industry, and future demand and market acceptance for online video advertising is uncertain.  For example, the online video advertising industry is in the midst of shifting, in part, towards programmatic solutions that automate the sales process and allow for the purchase of inventory through dynamic marketplaces.  Many buyers and sellers of advertising have limited experience with online video advertising, and in particular programmatic buying and selling of inventory.  Our Tremor Video SSP is fully-programmatic self-service solution for sellers.  Accordingly, if buyers and sellers of video inventory are slow to adopt programmatic solutions our operating results and growth prospects could be harmed.

If the market for the Tremor Video SSP develops more slowly than we expect then our operating results and growth prospects may be adversely affected.

The Tremor Video SSP is still developing, and the future demand and acceptance for it is uncertain and will likely depend on its perceived effectiveness by sellers.  The growth of the Tremor Video SSP is, in part, dependent on the continued proliferation of digital video content, including the pace of adoption of connected TV and OTT as a substitute for traditional cable and broadcast TV.  If the market for the Tremor Video SSP develops more slowly than we expect, or fails to develop, our operating results and growth prospects could be harmed.

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

The success of our seller platform is dependent, in part, on our ability to integrate our technology with third-party programmatic sources of demand. Buyers connect to the Tremor Video SSP through third party demand side platforms, or DSPs, that are directly integrated with our platform. We are reliant on these third party DSPs to increase the amount of spend that is transacted through our seller platform. We do not have exclusive relationships with these third party DSPs and they are generally free to stop transacting on the Tremor Video SSP with little or no notice. As a result, we have limited visibility as to our future advertising revenue streams from our buyers.  In some instances, the third party DSPs that transact on the Tremor Video SSP are also our competitors. As a result, they may be more likely to decrease or eliminate their spending on our platform. Some third party DSPs control significant amounts of advertising spend across a broad spectrum of buyers; therefore, any determination by a third party DSP to materially decrease their spending on our platform could impair our operating results. If we experience connectivity or other technical problems with our integrations with third party DSPs they may be unable to transact on our platform, and any such technical difficulties could lead to a negative perception of our product that could impact future spend decisions.

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

Buyers on the Tremor Video SSP generally transact through third party DSPs that are integrated with our platform.  Campaigns running through third-party DSPs do not utilize our technology for optimizing campaign delivery or making bidding decisions; rather, the DSP will bid on inventory using its own decision engine.  While the third-party DSP is responsible for bidding decisions, the overall direction of the advertising spend is typically determined by the advertiser or advertising agency.  Accordingly, our ability to increase spend transacted through our Tremor Video SSP requires us to maintain and expand our relationships with brand advertisers, including the ad agencies that represent them, and to develop new relationships with other brand advertisers and ad agencies. An advertiser or agency’s willingness to purchase inventory through our seller platform depends on a number of factors, including our ability to secure sought after high performing inventory, our access to inventory across multiple screens and devices, the ease of use of our platform, our client support and sales efforts, seasonal pattern in buyers’ spending, and reductions in spending levels or changes in strategies.

If a major buyer decides to materially reduce its advertising spend with us it could do so on short or no notice, which could impair our operating results. We cannot assure that buyers will continue to transact through our seller platform or that we will be able to replace in a timely or effective manner departing buyers with new buyers from whom we generate comparable revenue.

We may be unable to provide access to inventory in a brand safe environment, which could harm our reputation and cause our business to suffer.

It is important to buyers that advertisements not be placed in or near content that is unlawful or would be deemed offensive or inappropriate by their customers. Unlike advertising on other mediums, online content can be more unpredictable, and we cannot guarantee that advertisements will appear in a brand safe environment. If we are not successful in providing inventory in a brand environment, our reputation could suffer and our ability to attract potential buyers and retain and expand business with existing buyers could be harmed, or our customers may seek to avoid payment or demand refunds, any of which could harm our business and operating results.

If we fail to detect fraud or other actions that impact video ad campaign performance, we could lose the confidence of buyers, which would cause our business to suffer.

The success of our seller platform depends in part on our ability to assure buyers access to quality, high performing inventory. We have in the past, and may in the future, be subject to fraudulent and malicious activities with respect to seller inventory offered through our seller platform. An example of such activities would be the use of bots, non-human traffic delivered by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given video ad campaign and could harm our reputation. It may be difficult to detect fraudulent or malicious activity because we do not own content and rely in part on our seller partners for controls with respect to such activity. These risks become more pronounced when programmatic buying is in place. If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, the affected buyers may experience or perceive a reduced return on their investment and our reputation may be harmed. Fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund demands or withdrawal of future business. If we fail to detect fraud or other actions that impact the performance of our video ad campaigns, we could lose the confidence of our buyers, which could cause our business to suffer.

Activities of our seller clients with which we do business could damage our reputation or give rise to legal claims against us.

Failure of our seller platform clients to comply with federal, state, local or foreign laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third-parties with respect to the content of the video inventory in which an ad is served if the content violates intellectual property rights of third-parties or if the content is in violation of applicable laws. A third-party or regulatory authority may file a claim against us even if our client has represented that its use of the content is lawful and that they have the right to use the intellectual property. Any of these claims could be costly and time-consuming to defend and could also hurt our reputation. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our solutions or otherwise expend significant resources.

If we fail to maintain or increase our access to premium advertising inventory, our operating results may be harmed.

Our success requires us to maintain and expand our access to premium video advertising inventory. We do not own or control the video ad inventory upon which our business depends. Sellers are generally not required to offer a specified level of inventory on the Tremor Video SSP, and we cannot be assured that our exclusive sellers will renew their agreements with us or continue to make their ad inventory available on our seller platform. Sellers may seek to change the terms on which they offer inventory on our platform, including seeking an increase in the price we pay for inventory, or may elect to make advertising inventory available to our competitors who offer more favorable economic terms. Furthermore, sellers may enter into exclusive relationships with our competitors, which preclude us from offering their inventory.  In addition, we review our sellers on an on-going basis and have ceased, and may in the future cease, doing business with sellers based on the quality of their inventory.  As a result of these factors, we may have limited visibility as to our future access to inventory from sellers or the terms on which such inventory will be made available.

Sellers have a variety of channels in which to sell their video ad inventory, including direct sales forces and third party supply side platforms. Any increase in a seller’s direct sales efforts may negatively impact our access to that inventory.

If we are unable to maintain or increase our access to premium video ad inventory or if sellers seek to change the terms on which they offer such inventory on the Tremor Video SSP, our operating results may be harmed.

We may not be able to adequately satisfy the supply from our exclusive sellers.

In certain instances, we enter into exclusive relationships with sellers. Substantially all of our exclusive seller agreements obligate us to fill a specified percentage of the video ad inventory that they make available on our seller platform, which we refer to as an ad request. In some cases, there is no cap on our fill obligation. If we are unable to deliver ad campaigns to this inventory, we will bear the loss on those unfilled ad requests. This risk can be magnified during certain times of the year when we see increased ad requests from our exclusive sellers coupled with reduced purchase demand from buyers and may be further magnified by our recent sale of our buyer platform.

Our sales efforts with buyers and sellers require significant time and expense.

Attracting new buyers and sellers to our seller platform requires significant time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. Our technology and online video brand advertising are relatively new and often require us to spend substantial time and effort educating potential buyers and sellers about our solutions, including providing demonstrations and comparisons against other available services. Some clients undertake a significant evaluation process that frequently involves not only our platform but also the offerings of our competitors. This process can be costly and time-consuming. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. As part of our sales cycle, we may incur significant expenses. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue.

We are focused on increasing adoption by sellers of the Tremor Video SSP. As a result, we invest significant time in cultivating relationships with our sellers to ensure they understand the potential benefits of our platform and monetization of their inventory with us rather than with third-party media networks, exchanges and supply side platforms. The relationship building process can take many months and may not result in us winning an opportunity with any given seller.

Because of competitive market conditions and the negotiating leverage enjoyed by large publishers, we are sometimes forced to choose between losing the opportunity or contracting on terms that allocate more risk to us than or are otherwise less favorable than we prefer to accept.

If we are not successful in streamlining our sales processes with buyers and sellers, our ability to grow our business may be adversely affected.

We experienced fluctuations in our operating results due to a number of factors, which make our future results difficult to predict and could cause our operating results to fall below expectations.

Our operating results have historically fluctuated and our future operating results may vary significantly from quarter to quarter due to a variety of factors, including our recent sale of our buyer platform.  Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Given our relatively short operating history, the rapidly evolving online video advertising industry and our recent sale of the buyer platform, our historical operating results may not be useful in predicting our future operating results.

Factors that may affect our operating results include the following:

• changes in demand for the Tremor Video SSP from sellers or buyers of video advertising;

• changes in the amount, price and quality of available video advertising inventory from sellers;

• the timing and amount of sales and marketing expenses incurred to attract new buyers and sellers;

• changes in the economic prospects of buyers or the economy generally, which could reduce current or prospective buyers’ spend for online video advertising;

• changes in our pricing policies, the pricing policies of our competitors or the pricing of online video advertising inventory generally; and

• costs related to acquisitions of other businesses or dispositions of assets.

Our operating results may fall below the expectations of market analysts and investors in some future periods. If this happens, even just temporarily, the market price of our common stock may fall.

Our revenue tends to be seasonal in nature.

Our revenue and the total spend transacted through our platform tends to be seasonal in nature and varies from quarter to quarter. During the first quarter, buyers generally devote less of their budgets to ad spending, which impacts our seller platform. Our operating cash flows could also fluctuate materially from period to period as a result of these seasonal fluctuations.

Our take rates vary across sellers and transaction types.

Revenue on our Tremor Video SSP is booked net of inventory costs.  Our take rate, or our revenue over as a percentage of our total spend, varies by seller and transaction type.  For instance, we may receive a different take rate with respect to a transaction executed via open auction compared to a private marketplace transaction.  Our take rate may also be negatively impacted by competitive pricing pressures and the negotiating leverage enjoyed by large publishers.  Even if we are able to accurately forecast the anticipated total spend across our seller platform, we may have limited visibility regarding our overall take rate. Decreases in our take rate could cause our revenue and earnings to decrease notwithstanding an increase in the total spend transacted through our seller platform.

Acquisitions or dispositions could entail significant execution, integration and operational risks.

As part of our business strategy, we may acquire or dispose of certain businesses, assets or technologies. For example, we recently disposed of our buyer platform. Acquisitions and dispositions involve numerous risks, any of which could harm our business, including:

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

• increased potential for litigation;

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

We have limited experience in marketing, selling and supporting our solutions abroad. During each of fiscal years 2016, 2015 and 2014, a substantial majority of our revenue was generated in the United States. While we have offices outside of North America in Australia, Brazil, and the United Kingdom, a substantial majority of our operations are located in the United States.

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

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to expand our marketing and sales and technology development efforts or to make acquisitions. Additional financing may not be available on favorable terms, if at all. Our credit facility matures in January 2018, and we may be unable to renew the credit facility on terms that are acceptable to us. In addition, our lender is not required to make future advances under our credit facility and we cannot assure you that they will be willing to do so should we make a borrowing request.  If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our marketing and sales and technology development efforts or take advantage of acquisition or other opportunities, which could harm our business and results of operations. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

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

These restrictions could inhibit our ability to pursue our business strategies. For example, in connection with our disposition of the buyer business we were required to seek the consent of our lender under the credit facility.  To obtain that consent we agreed that our lender is not required to make future advances under our credit facility and we cannot assure you that they will be willing to do so should we make a borrowing request in the future. We are also subject to a financial covenant with respect to quarterly minimum trailing twelve month capital levels. If we default under our credit facility, and such event of default is not cured or waived, the lender could cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments.

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

We have experienced significant growth in recent periods and recently sold our buyer platform. If we fail to manage our evolving business effectively, our financial performance may suffer.

We have expanded the total spend transacted through our seller platform, as well as the scale and scope of our overall business operations in recent periods. In addition, we recently sold our buyer platform. These changes have placed, and the changes resulting from the recent sale of our buyer platform and our expected future growth of our seller platform will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources. For instance, we expect to be substantially dependent on our direct sales force to obtain new clients, and we plan to continue to expand our seller platform direct sales force both domestically and internationally. Newly hired sales personnel may not become productive as quickly as we would like, or at all, thus representing increased operating costs and lost opportunities which in turn would adversely affect our business, financial condition and operating results.

If we do not manage these changes effectively, successfully forecast demand for our seller platform or manage our expected expenses accordingly, our operating results will be harmed. If we fail to manage our evolving business effectively, our financial performance may suffer.

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

We believe that our future success is highly dependent on the contributions of our senior management, as well as our ability to attract and retain additional senior management and highly skilled and experienced technical and other personnel in the United States and abroad. All of our employees, including our senior management, are free to terminate their employment relationship with us at any time, and their knowledge of our business, technology and industry may be difficult to replace. We recently hired Mark Zagorski as our Chief Executive Officer.  We may not be able to fully integrate our new Chief Executive Officer or other new executives or replicate the current dynamic and working relationships that have developed among our executive officers and other key personnel, and our operations could suffer. Qualified technical personnel are in high demand, particularly in the digital media industry, and we may incur significant costs to attract them. Many of the companies with which we compete for experienced personnel also have greater resources than us. Additionally, volatility or lack of performance in our stock price may also affect our ability to attract employees and retain our key employees. If we are unable to attract and retain our senior management and key employees, our ability to develop and successfully grow our business could be harmed.

Defects or errors in our solutions could harm our reputation and result in significant costs to us.

The technology underlying our solutions, including our proprietary technology and technology provided by third-parties, may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data we utilize. Errors, defects, disruptions in service or other performance problems in our solutions could result in the failure of an ad campaign. Any such failure, malfunction, or disruption in service could harm our reputation and result in significant costs to us.

System failures could significantly disrupt our operations and cause us to lose clients.

Our success depends on the continuing and uninterrupted performance of our solutions. Sustained or repeated system failures that interrupt our ability to provide our solutions, including technological failures affecting our ability to process seller ad requests or bids for inventory, could significantly reduce the attractiveness of our solutions and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures. Any such system failures could significantly disrupt our operations and cause us to lose clients.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.

We collect, store and transmit information in the provision of our services. We take steps to protect the security, integrity and confidentiality of the information we collect, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third-parties will not gain unauthorized access to this information despite our efforts. Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry and may occur on our systems or those of our information technology vendors in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses or other harmful software code could result in the unauthorized disclosure, misuse, or loss of information, legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations and liabilities, and other liabilities. In addition, if our security measures or those of our vendors are breached or unauthorized access to consumer data otherwise occurs our solutions may be perceived as not being secure, and our clients may reduce the use of or stop using our solutions.

While we have security measures in place, these systems and networks are subject to ongoing threats and, therefore, these security measures may be breached as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, third-party action, including cyber-attacks or other international misconduct by computer hackers or otherwise. This could result in one or more third-parties obtaining unauthorized access to our clientdata or our data, including personally identifiable information or other viewer data, intellectual property and other confidential business information. Third-parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to client data or our data, including intellectual property and other confidential business information.

Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise to maintain the confidentiality, security, and integrity of data that we store or otherwise maintain on behalf of third-parties may harm our reputation and our relationships or harm our ability to retain existing clients and attract new clients. Any of these could harm our business, financial condition and results of operations.

If such unauthorized disclosure or access does occur, we may be required to notify our clients or those persons whose information was improperly used, disclosed or accessed. We may also be subject to claims of breach of contract for such use or disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was improperly used or disclosed. The unauthorized use or disclosure of information may result in the termination of one or more of our commercial relationships or a reduction in confidence and usage of our solutions. We may also be subject to litigation and regulatory action alleging the improper use, transmission or storage of confidential information, which could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenue.

Even if we do not suffer a data security breach, the increase in the number and the scope of data security incidents has increased regulatory and industry focus on security requirements and heightened data security industry practices. New regulation, evolving industry standards, and the interpretation of both, may cause us to incur additional expense in complying with any new data security requirements. Further, any actual or perceived threats to the security of computers and computer networks, especially mobile devices and mobile networks, could lead existing and potential users to refrain from responding to online video advertising.

Interruptions or delays in service from our third-party data centers or other third party hosting services could impair the delivery of our solutions and harm our business.

We utilize data center hosting facilities as well Amazon Web Services to deliver our solutions. We also rely on multiple bandwidth providers, multiple internet service providers, as well as content delivery network, or CDN providers, and domain name systems, or DNS providers, and mobile networks to deliver video ads. Any damage to, or failure of, these systems could result in interruptions to the availability or functionality of our service. If for any reason our arrangements with our data center hosting facilities or third-party providers are terminated, we could experience additional expense in arranging for new facilities, technology services and support. In addition, the failure of our data center hosting facilities or any other third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations.

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

We may be limited in the portion of net operating loss carry-forwards, or NOLs, that we can use in the future to offset taxable income for U.S. federal income tax purposes.  Our U.S. federal NOLs will expire in various years beginning in 2025 through 2036. Our foreign NOLs can be carried forward without limitation in each respective country. While we expect to be able to use a portion of our available NOL’s to offset gain in respect of the sale of our buyer platform, a lack of future taxable income would adversely affect our ability to utilize the remaining NOLs. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Internal Revenue Code in prior years that may limit our ability to utilize a portion of the NOLs in the future.  In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to substantially all of our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets, a portion of which is expected to be reversed in connection with the sale of our buyer platform. Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Risks Relating to Our Data Collection and Intellectual Property

Our ability to generate revenue depends on our ability to collect and use significant amounts of data to provide the Tremor Video SSP, and any limitations on the collection and use of this data could significantly diminish the value of our solutions.

Our ability to increase adoption of our seller platform depends, in part, on our ability to successfully leverage data that we collect from our sellers, buyers and third-parties such as data providers. Our ability to successfully leverage such data, in turn, depends on our ability to collect and obtain rights to utilize such data.

When we provide the Tremor Video SSP, we are often able to collect anonymous information about the user in order to communicate with buyers and enable the placement of the video ads on seller inventory. We, and our third-party data providers, currently employ various tracking technologies to collect the data we use to operate and enhance the Tremor Video SSP. These tracking technologies are used, in part, to collect information related to the user. As we collect and aggregate this data, we analyze it in order to operate and enhance the Tremor Video SSP and to report to a seller regarding the performance of its inventory.

Risks Related to Data Collected from Consumers

Internet users can, with increasing ease, implement practices or technologies that may limit our ability to collect and use data to provide the Tremor Video SSP, or otherwise inhibit the effectiveness of our software. Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to modify their browser settings to prevent first party or third-party cookies from being accepted by their browsers. Most browsers also now support temporary privacy modes that allow the user to suspend, with a single click, the placement of new cookies or reading or updates of existing cookies. Internet users can also delete cookies from their computers at any time. Some Internet users also download free or paid “ad blocking” software that prevents third-party cookies from being stored on a user’s computer or mobile device. Many applications and other devices allow users to avoid receiving advertisements by paying for subscriptions or other downloads. Mobile devices based upon the Android operating system use cookies only in their web browser applications, so that cookies do not track Android users while they are using other applications on the device.

In addition, current versions of the most widely used web browsers, such as Chrome, Firefox, Internet Explorer and Safari, allow users to send “Do Not Track” signals, to indicate that they do not wish to have their web usage tracked. There is currently no definition of “tracking” and no standards regarding how to respond to a “Do Not Track” preference that are accepted or standardized in the industry. Even absent an industry standard, various government authorities have implemented, or indicated an intent to implement, some type of “Do Not Track” standard. For example, in 2014, an amendment to the California Online Privacy Protection Act of 2003, California Business and Professional Code § 22575 et seq., became effective, which requires operators of websites or online services to disclose how the operator responds to “Do Not Track” signals regarding the collection of personally identifiable information about an individual consumer’s online activities over time and across third-party Web sites or online services, as well as to disclose whether third parties may collect personally identifiable information about an individual consumer’s online activities over time and across different Web sites or online services. In addition, the Federal Trade Commission, or FTC, has previously stated that it will pursue a legislative solution if the industry does not agree to a standard. Similarly, the European Commission, which proposes legislation to the European Parliament, has suggested that it intends to consider “Do Not Track” legislation in the absence of an industry standard. Some proposed “Do Not Track” standards impose limits or requirements that apply to data gathering and use by third parties like us, but that may not apply to first parties. Laws or regulations could take a similar approach. Any such standard, law, or regulation could prohibit us from using non-personal consumer data by industry standards or state or federal legislation, which may diminish our ability to optimize inventory, and the value of our services, and place us at a competitive disadvantage to first-party data owners such as large website operators, many of whom own or are developing or acquiring capabilities that compete with our solutions.

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

Finally, network carriers, providers of mobile device operating systems, and device manufacturers may also impact our ability to collect data on internet-connected devices. These carriers, operating system providers, and device manufacturers are increasingly promoting features that allow device users to disable some of the functionality of the device or its operating system, which may impair or disable the collection of data on their devices. Any interruptions, failures, or defects in our data collection, mining, analysis, and storage systems could limit our ability to aggregate and analyze user data from our clients’ advertising campaigns. If that happens, we may not be able to optimize inventory sales for the benefit of our sellers, which could make our solutions less valuable, and, as a result, we may lose clients and our revenue may decline.

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

Risks Related to Data Collected from Sellers and Other Third-Parties

In order to effectively operate our services, we collect data from buyers, sellers, and other third-parties. If we are not able to obtain sufficient rights to data from these third-parties, we may not be able to utilize the data in our solutions. Although our arrangements with sellers generally permit us to collect data from advertising campaigns on their sites, some of our sellers do not allow us to collect some or all of this data or limit our use of this data, and future sellers may do so in the future.

We and many of our sellers voluntarily participate in several trade associations and industry self-regulatory groups that promulgate best practice guidelines or codes of conduct addressing the delivery of promotional content to users, and tracking of users or devices for the purpose of delivering targeted advertising. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of U.S. or international regulatory authorities In addition, when we purchase data from third-parties, we rely on them to comply with applicable data collection regulations, best practices and guidelines. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, either because of our practices or those of our third party data providers, our reputation may suffer, we could lose relationships with sellers, and we could be subject to proceedings or actions against us by governmental entities or others as described below. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to optimize sales of inventory and meet the demands of our sellers.

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

In 2009, the European Union ePrivacy Directive was amended (Directive 2009/136/EC amending Directive 2002/58/EC) requiring buyers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements. In particular, to comply with certain of these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent. In February 2016, the European Commission announced an agreement with the United States Department of Commerce, or DOC, to replace the invalidated Safe Harbor framework with a new EU-US “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling invalidating safe harbor by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and FTC, and making commitments on the part of public authorities regarding access to information. US companies are able to certify to the U.S. Department of Commerce their compliance with the privacy principles of the Privacy Shield since August 1, 2016. Further, the European Commission has issued a new General Data Protection Regulation that will go into effect in May 2018, which will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Complying with these new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy.

Any proceeding or action brought against us by a governmental entity or others relating to noncompliance with U.S federal, state, or international laws, self-regulatory requirements, policies, or other legal obligations relating to privacy or data protection could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our solutions, and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our sellers from the costs or consequences of noncompliance with privacy-related laws, regulations, self-regulatory requirements or other legal obligations, or inadvertent or unauthorized use or disclosure of data that we store or handle as part of providing our solutions.

Changes in global privacy-related laws and regulations and self-regulatory regimes may also impact our sellers and adversely affect the demand for our solutions or otherwise harm our business, results of operations, and financial condition. For instance, privacy laws or regulations could require digital media content providers to take additional measures to facilitate consumer privacy preferences, in which case we will be reliant upon them to do so. In addition, digital media content providers could become subject to regulatory restrictions that would require them to limit or cease altogether the collection and/or use of data by third-parties such as ourselves. For example, one potential form of restriction on the use of cookies would allow the website that the consumer has elected to visit, a first-party website, to continue to place cookies on the user’s browser or device without explicit consent, but would require the user’s explicit consent for a third-party to place its cookies on the user’s browser or device.

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

Our business model depends upon the continued compatibility of our solutions with most internet-connected devices across online, mobile, tablet, connected TV and OTT distribution channels, as well as the major operating systems that run on them. The design of these devices and operating systems are controlled by third-parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. In some cases, the parties that control the development of internet-connected devices and operating systems include companies that we regard as our competitors, including some of our most significant competitors.  If our solutions were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to sell video ads on them, our ability to grow our business could be impaired.

Any failure to protect our intellectual property rights could negatively impact our business.

We regard the protection of our intellectual property, which includes trade secrets, copyrights, trademarks and domain names as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties, with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our intellectual property.

Those agreements that we do execute may be breached, and we may not have adequate remedies for any such breach. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our intellectual property, or deter independent development of similar intellectual property by others. Breaches of the security of our solutions, databases or other resources could expose us to a risk of loss or unauthorized disclosure of information collected, stored, or transmitted for or on behalf of sellers, or of cookies, data stored in cookies, other user information, or other proprietary or confidential information.

We register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. We also rely upon common law protection for certain marks, such as “Tremor Video.” Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Any patents that may be issued in the future may not adequately protect our intellectual property or provide us with competitive advantages, or may be successfully challenged by third-parties. Our competitors and others could attempt to capitalize on our brand recognition by using domain names or business names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third-parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks. Effective trade secret, copyright, trademark, domain name and patent protection are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through patent filings that could be expensive and time-consuming.

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

• subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our current or future sellers;

• result in injunctive relief against us, or otherwise result in delays or stoppages in providing all or certain aspects of our solutions;

• cause sellers to avoid working with us;

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

As an “emerging growth company” under the Jumpstart Our Business Startups, or JOBS Act, we have in the past availed ourselves, and we expect to avail ourselves in future filings, of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting; however, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to becoming a public company, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors, including the recent sale of our buyer platform, are causing our accounting to become complex. Ongoing evolution of our business, and any future acquisitions or dispositions, will compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, business combinations, and income taxes.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between August 7, 2016 and August 7, 2017, our stock price has ranged from $1.48 per share to $2.62 per share. In addition, the trading prices of the securities of advertising technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. In addition to the factors discussed in this “Risk Factors” section and elsewhere in our public filings with the SEC, factors affecting the market price of our common stock include:

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

•announcements of technological innovations, new solutions, strategic alliances or significant agreements by us or by our competitors;

• issuance of new or changed securities analysts’ reports or recommendations for our or our competitors’ stock;

• litigation involving us;

• changes in general economic, industry and market conditions and trends;

• recruitment or departure of key personnel;

• announcements of acquisitions or dispositions, including the sale of the Company’s buyer platform; and

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

Sales of a substantial number of shares of our common stock, or the perception that a substantial number of shares could be sold, could reduce the market price of our common stock. As of August 7, 2017, we had 50,482,940 shares of common stock outstanding. In addition, shares subject to stock option awards for which 5,172,208 shares were exercisable as of June 30, 2017 will become available for sale immediately upon the exercise of such warrants to purchase common stock or stock option awards.

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

In March 2016, our board of directors approved a stock repurchase program of up to $15 million. Through June 30, 2017, we had repurchased 3,845,496 shares of our common stock under the program for a total of approximately $8.3 million. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and principal stockholders and their respective affiliates beneficially owned, in the aggregate, a significant percentage of our outstanding common stock as of June 30, 2017. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)            Recent Sales of Unregistered Equity Securities

On June 30, 2017, Venture Lending & Leasing IV, LLC exercised, in full, warrants to acquire 30,724 shares of common stock at an exercise price of $2.49 per share, pursuant to a net exercise.  In connection with the exercise, the Company issued 406 shares of common stock.  The offers, sales and issuances of such securities were deemed to be exempt from registration under the Securities Act in reliance on Regulation D promulgated thereunder.

(b)            Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

On March 29, 2016 we announced that our Board of Directors approved a share repurchase program, under which we are authorized to purchase up to $15.0 million of our common stock over an eighteen month period commencing March 25, 2016. The share repurchase program may be suspended, modified or discontinued at any time

During the three months ended June 30 2017, there were no purchases of our common stock under this program.  The approximate dollar value of shares that remain eligible for purchase under the program as of June 30,2017 was $6,557,000.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)              List of Exhibits

Exhibit Number	Exhibit Description

10.1+	Employment Offer Letter by and between the Company and Mark Zagorski, dated May 31, 2017

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification Pursuant of Principal Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification Pursuant of Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

TREMOR VIDEO, INC.

By:	/s/ Mark Zagorski
Mark Zagorski Chief Executive Officer

Date: August 9, 2017

TREMOR VIDEO, INC.

By:	/s/ John S. Rego
John S. Rego
Senior Vice President and Chief Financial Officer

Date: August 9, 2017