Form 10-Q
period 2017-09-30
Telaria, Inc.
filed 2017-11-09
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-35982

TELARIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5480343
(State or another jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 Broadway, Suite 801, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

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

As of November 6, 2017, there were 51,206,969 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TELARIA, INC.

FORM 10-Q

Part I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Telaria, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$77,173	$43,160
Accounts receivable, net of allowance for doubtful accounts of $388 and $3 as of September 30, 2017 and December 31, 2016, respectively	48,784	29,429
Prepaid expenses and other current assets	2,076	1,831
Current assets of discontinued operations	—	50,172
Total current assets	128,033	124,592
Long-term assets:
Restricted cash	—	770
Property and equipment, net of accumulated depreciation of $10,303 and $7,582 as of September 30, 2017 and December 31, 2016, respectively	4,990	7,263
Intangible assets, net of accumulated amortization of $621 and $477 as of September 30, 2017 and December 31, 2016, respectively	1,401	1,544
Goodwill	6,323	6,149
Other assets	1,104	1,416
Non-current assets of discontinued operations	—	12,491
Total long-term assets	13,818	29,633

Total assets	$141,851	$154,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$51,132	$33,601
Deferred rent, short-term	788	669
Contingent consideration on acquisition, short-term	—	2,483
Deferred income	674	—
Other current liabilities	208	179
Current liabilities of discontinued operations	—	31,492
Total current liabilities	52,802	68,424
Long-term liabilities:
Deferred rent	5,453	5,996
Deferred tax liabilities	484	447
Other non-current liabilities	233	—
Non-current liabilities of discontinued operations	0	836
Total liabilities	58,972	75,703
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 50,859,106 and 50,431,324 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	5	5
Treasury stock, at cost 3,845,496 and 2,861,632 shares as of September 30, 2017 and December 31,2016, respectively	(8,443)	(6,037)
Additional paid-in capital	287,124	283,486
Accumulated other comprehensive (loss)	(246)	(331)
Accumulated deficit	(195,561)	(198,601)
Total stockholders’ equity	82,879	78,522
Total liabilities and stockholders’ equity	$141,851	$154,225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Telaria, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$12,715	$7,633	$28,788	$18,744
Cost of revenue	764	510	2,445	1,442
Gross profit	11,951	7,123	26,343	17,302

Operating expenses:
Technology and development	2,116	1,565	6,650	5,127
Sales and marketing	7,461	5,359	21,687	16,362
General and administrative	5,343	3,388	14,990	11,943
Depreciation and amortization	984	1,018	2,995	2,802
Mark-to-market	—	6	148	1,095
Total operating expenses	15,904	11,336	46,470	37,329

Loss from continuing operations	(3,953)	(4,213)	(20,127)	(20,027)

Interest and other (expense) income, net:
Interest expense	(64)	(4)	(254)	(19)
Other (expense) income, net	715	72	800	(213)
Total interest and other (expense) income, net	651	68	546	(232)

Loss from continuing operations before income taxes	(3,302)	(4,145)	(19,581)	(20,259)

Provision (benefit) for income taxes	(29)	(31)	56	497

Loss from continuing operations, net of income taxes	(3,273)	(4,114)	(19,637)	(20,756)

Gain on sale of discontinued operations, net of income taxes	14,924	—	14,924	—
Income from discontinued operations, net of income taxes	643	497	7,847	210
Total income from discontinued operations, net of income taxes	15,567	497	22,771	210

Net income (loss)	$12,294	$(3,617)	$3,134	$(20,546)

Net earnings (loss) per share — basic and diluted:
Continuing operations	$(0.06)	$(0.08)	$(0.39)	$(0.40)
Discontinued operations	0.30	0.01	0.45	0.01
Net income (loss)	0.24	$(0.07)	$0.06	$(0.39)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	50,642,344	52,473,601	50,280,849	52,493,099

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Telaria, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$12,294	$(3,617)	$3,134	$(20,546)
Other comprehensive income (loss):
Foreign currency translation adjustments	(42)	(122)	85	(125)
Comprehensive income (loss)	$12,252	$(3,739)	$3,219	$(20,671)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Telaria, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Share	Capital	Share	Capital	Capital	Income (Loss)	Deficit	Equity

Balance as of December 31, 2016	53,292,956	$5	(2,861,632)	$(6,037)	$283,486	$(331)	$(198,601)	$78,522
Exercise of stock options awards	291,290				403			403
Stock-based compensation expense					3,706			3,706
Cumulative-effect adjustment for stock compensation forfeitures					94		(94)	—
Common stock issued for settlement of restricted stock units net of 337,049 shares withheld to satisfy income tax withholding obligations	841,445				(1,011)			(1,011)
Common stock issuance in connection with employee stock purchase plan	278,911				446			446
Treasury stock — repurchase of stock			(983,864)	(2,406)				(2,406)
Net income							3,134	3,134
Foreign currency translation adjustment	—	—	—	—	—	85	—	85
Balance as of September 30, 2017	54,704,602	$5	(3,845,496)	$(8,443)	$287,124	$(246)	$(195,561)	$82,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Telaria, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss from continuing operations	$(19,637)	$(20,756)
Net income from discontinued operations	22,771	210
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,217	6,922
Gain on sale of discontinued operations, before income taxes	(15,222)	—
Loss from sublease	—	341
Bad debt expense / (recovery)	385	(61)
Mark-to-market expense	148	1,095
Compensation expense related to the acquisition contingent consideration	1,810	2,751
Loss on disposal of property and equipment	—	23
Stock-based compensation expense	3,706	2,949
Net changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(8,856)	10,590
Decrease in contingent consideration on acquisition	(4,753)	(3,406)
(Increase)/decrease in prepaid expenses, other current assets and other long-term assets	(2,701)	682
Increase/(decrease) in accounts payable and accrued expenses	5,225	(9,815)
Increase in other current liabilities	29	—
Increase/(decrease) in deferred rent and security deposits payable	(456)	889
Increase/(decrease) in deferred tax liability	37	(8)
Decrease/(increase) in restricted cash	770	(170)
Increase/(decrease) in deferred income	902	(60)
Net cash used in operating activities	(9,625)	(7,824)

Cash flows from investing activities:
Purchase of property and equipment	(1,017)	(2,727)
Cash received from sale of discontinued operations	49,000	—
Expenses paid with respect to sale of discontinued operations	(1,954)
Net cash provided by/(used in) investing activities	46,029	(2,727)

Cash flows from financing activities:
Proceeds from the exercise of stock options awards	403	150
Proceeds from common stock issuance	446	500
Decrease in contingent consideration on acquisition	—	(431)
Principal portion of capital lease payments	(215)	—
Treasury stock — repurchase of stock	(2,406)	(1,516)
Tax withholdings related to net share settlements of restricted stock unit awards (RSUs)	(1,011)	(405)
Net cash used in financing activities	(2,783)	(1,702)

Net increase (decrease) in cash and cash equivalents	33,621	(12,253)

Effect of exchange rate changes in cash and cash equivalents	392	(82)

Cash and cash equivalents at beginning of period	43,160	59,887
Cash and cash equivalents at end of period	$77,173	$47,552

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$75	$925
Cash paid for interest expense	$101	$10
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$5	$110
Common stock issued for settlement of RSUs	$2,935	$836

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Telaria, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Organization and Description of Business

Telaria, Inc. (the “Company”), formerly Tremor Video, Inc., is a software company that enables premium video publishers and content owners to maximize advertising return and fully realize the value of their video content wherever and however audiences are watching. The Company’s proprietary seller platform, or SSP, is a fully programmatic, self-service solution, built to monetize and manage premium video inventory with the greatest speed, control and transparency across all screens.

On September 11, 2017, the Company filed an amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change its name from “Tremor Video, Inc.” to “Telaria, Inc.”  In connection with the name change, the Company’s common stock began trading under a new NYSE ticker symbol, “TLRA,” and the corporate website address was changed to www.telaria.com.

On August 7, 2017, the Company announced the sale of its buyer platform to an affiliate of Taptica International Ltd. (“Taptica”) for total consideration of $50,000, subject to adjustment for working capital.  Refer to Note 3 in notes to consolidated financial statements.  The buyer platform enabled advertisers, agencies and other buyers of advertising to discover, buy, optimize and measure the effectiveness of their video ad campaigns across all digital screens.  Following the strategic decision to sell the buyer platform, the Company is focused exclusively on offering a seller platform solution, or SSP.

On August 3, 2015 (the “Acquisition Date”), the Company acquired all of the outstanding shares of The Video Network Pty Ltd., an Australian proprietary limited company (“TVN”).  Refer to Note 7 for further discussion.

The Company is headquartered in the State of New York.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive income (loss), changes in stockholders equity, and cash flows for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year or the results for any future periods due to seasonal and other factors, including, but not limited to, as a result of the disposition of the buyer platform.  Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC.  Accordingly, these unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017. The Company’s Consolidated Balance Sheets and Consolidated Statements of Operations for the prior periods presented herein have been recast to reflect the results of its buyer platform business that was classified as discontinued operations during the third quarter of 2017. See Note 3 for additional information.

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

During the three and nine months ended September 30, 2017 and 2016, there were no customers that accounted for 10% or more of revenue.  At September 30, 2017, there were two clients that accounted for 24.7% and 15.5% of outstanding accounts receivables. At December 31, 2016, there was one client that accounted for 13.3% of outstanding accounts receivables.

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

Telaria, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2016-15 — Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued an Accounting Standards Update (“ASU”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that the update will have on its consolidated financial statements and related disclosures.

FASB Accounting Standards Update No. 2016-09 — Compensation — Stock Compensation (Topic 718)

In March 2016, the FASB issued an ASU which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted.  The Company has adopted the provisions of ASU 2016-09 in the first quarter of 2017. The guidance requires the recognition in the income statement of the income tax effects of vested or settled awards. Further, the guidance requires that the recognition of anticipated tax windfalls/shortfalls be excluded in the calculation of assumed proceeds when applying the treasury stock method. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The impact to the financial statements as a result of the adoption was an increase in the accumulated deficit and a corresponding increase in additional paid-in capital of $94 during the nine months ended September 30, 2017.

FASB Accounting Standards Update No. 2016-02 — Leases (Topic 842)

In February 2016, the FASB issued an ASU which clarifies and improves existing authoritative guidance related to leasing transactions.  This update will require the recognition of lease assets and lease liabilities on the balance sheet and disclosing information about material leasing arrangements.  This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the update will have on its consolidated financial statements and related disclosures.

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

Telaria, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

FASB Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers

In May 2014, the FASB issued an ASU that provides a comprehensive model for recognizing revenue with customers.  This update clarifies and replaces all existing revenue recognition guidance within U.S. GAAP and may be adopted retrospectively for all periods presented or adopted using a modified retrospective approach.  In July 2015, FASB deferred the effective date by one year to December 15, 2017 (beginning with the Company’s first quarter in 2018) and permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  The Company will adopt the new standard in the first quarter of 2018 and will apply the modified retrospective approach.

The Company has assigned internal resources in addition to the engagement of a third-party service provider to assist in the evaluation. The Company is in the final stages of evaluating the impact of the new standard on its accounting policies, processes, and system requirements and based on the preliminary results of the ongoing assessment, does not anticipate a material impact to the Company’s revenue recognition. The Company will finalize its assessment in the fourth quarter of 2017.

3.  Disposition of Buyer Platform

On August 7, 2017, the Company announced the sale of its buyer platform to an affiliate of Taptica for total consideration of $50,000, subject to adjustment for working capital. The proceeds include $1,000 for the right to use the name, “Tremor Video, DSP,” for a period of 18 months following the closing. The Company will recognize the $1,000 in other income within the Consolidated Statements of Operations ratably over the 18 month period.  The sale of the buyer platform represented a strategic change to shift the focus of the Company’s business exclusively on offering its seller platform.  Accordingly, the results of the buyer platform have been classified as a discontinued operation in the consolidated financial statements for all periods presented.  Following the disposition, the Company entered into an arms-length commercial agreement with Taptica pursuant to which they may purchase video inventory on the seller platform.  In connection with the transaction, we entered into a transition services agreement, pursuant to which we agreed to provide certain services to Taptica through December 31, 2017.

In connection with the closing of the transaction, the Company recognized a gain on sale of discontinued operations, net of tax of $14,924. Included in the measurement of the gain were estimates for the income taxes due on the gain and the additional cash consideration expected from the buyer related to a closing date net working capital sales price adjustment. The Company is finalizing such net working capital sales price adjustment with the buyer as provided for in the sales agreement. The Company has included its estimated amount due from the buyer for the closing date net working capital sales price adjustment in accounts receivable as of September 30, 2017. The final net working capital sales price adjustment, as determined through the established process outlined in the sales agreement, may be materially different from the Company’s estimates. The impact of any probable changes in the net working capital adjustment will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change occurs. Additionally, the income taxes associated with the gain will be impacted by the final allocation of the sales price, which must be agreed to with the buyer as required in the sales agreement and may be materially different from the Company’s estimates. The impact of any changes in estimated income taxes on the gain will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change in estimate occurs. The Company expects the net working capital sales price adjustment and the income tax on the gain to be finalized by the end of fiscal 2017.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operation to the amounts presented separately in the Company’s Consolidated Balance Sheet:

Telaria, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

3.  Disposition of Buyer Platform  (Continued)

December 31, 2016
Accounts receivable, net of allowance for doubtful accounts	$49,598
Prepaid expenses and other current assets	574
Current assets of discontinued operations	$50,172

Property & equipment, net of accumulated depreciation	$2,393
Intangible assets, net of accumulated amortization	5,378
Goodwill	4,609
Other assets	111
Non-current assets of discontinued operations	$12,491

Accounts payable and accrued expenses	$31,090
Other current liabilities	40
Capital leases, short - term	362
Current liabilities of discontinued operations	$31,492

Deferred rent, long - term	$76
Capital leases	760
Non-current liabilities of discontinued operations	$836

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$14,143	33,648	$88,337	$94,209
Cost of sales	8,553	22,188	53,336	59,510
Gross profit	5,590	11,460	35,001	34,699

Operating expenses:
Technology and development	1,215	3,370	7,532	10,696
Sales and marketing	3,073	6,044	15,808	19,047
General administrative	97	221	538	662
Depreciation and Amortization	527	1,340	3,222	4,120
Total operating expenses	4,912	10,975	27,100	34,525
Operating income of discontinued operations before income taxes	678	485	7,901	174
Provision (benefit) for income tax on discontinued operations	35	(12)	54	(36)
Income from discontinued operations, net of income taxes	643	497	7,847	210

Gain on sale of discontinued operation before tax	15,222	—	15,222	—
Provision for income taxes on gain on sale	298	—	298	—
Gain on sale of discontinued operation after income taxes	14,924	—	14,924	—

Income from discontinued operations, net of income taxes	$15,567	$497	$22,771	$210

Telaria, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

3.  Disposition of Buyer Platform  (Continued)

The following table presents supplemental cash flow information of the discontinued operations:

	Nine Months Ended
	September 30,
	2017	2016
Non-cash adjustments to net cash from operating activities:
Depreciation and amortization	$3,222	$4,120
Stock based compensation expense	671	1,096
Goodwill write-off	4,609	—
Cash used in investing activities:
Capital expenditures	$413	$1,310

4.  Fair Value Measurements

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

•             Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•             Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2017					December 31, 2016
	Level 1		Level 2	Level 3	Total	Level 1		Level 2	Level 3	Total
Assets:
Money market funds(1)		$53,720			$53,720		$33,710			$33,710
Total assets		$53,720			$53,720		$33,710			$33,710
Liabilities:
Contingent consideration on acquisition liability (2)	$				—	$			2,483	$2,483
Total liabilities	$			$	$—	$			$2,483	$2,483

Telaria, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

4.  Fair Value Measurements (continued)

(1)         Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $23,453 and $9,450 of operating cash balances as of September 30, 2017 and December 31, 2016, respectively.

(2)         In connection with the acquisition of TVN, the former stockholders of TVN (“TVN Sellers”) were eligible to receive future cash payments over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones in each of the periods from July 1, 2015 to June 30, 2016 (the “Year 1 Earn-Out Period”) and the period from July 1, 2016 to June 30, 2017 (the “Year 2 Earn-Out Period”), a portion of which was also contingent on continued employment of certain TVN Sellers (the “TVN Employee Sellers”) by the Company. In estimating the fair value of the contingent consideration, the Company used a Monte-Carlo valuation model based on future expectations on reaching financial milestones, other management assumptions (including operating results, business plans, anticipated future cash flows, and marketplace data), and the weighted-probabilities of possible payments. These assumptions were based on significant inputs not observed in the market and, therefore, represent a Level 3 measurement. Subsequent to the date of acquisition, the Company re-measured the estimated fair value of the contingent consideration at each reporting date with any changes in fair value recorded in the Company’s Consolidated Statements of Operations. The Year-2 Earnout was based upon actual results and was paid to TVN Sellers during the three months ended September 30, 2017.

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table represents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the nine months ended September 30, 2017:

2017
Beginning balance at January 1, 2017	$2,483
Compensation expense(1)	1,810
Mark-to-market expense(2)	148
Foreign currency translation adjustment	312
Contingent consideration payments(3)	(4,753)
Ending balance at September 30, 2017	$—

(1)         Represents the estimated fair value of contingent consideration attributable to the TVN Employee Sellers that has been recorded during the nine months ended September 30, 2017.  Refer to the table above regarding assumptions used for Level 3 instruments, and Note 7 for further discussion of contingent consideration payments owed regarding the Company’s acquisition of TVN. The Company recorded the compensation-related expenses in connection with the continued employment of the TVN Employee Sellers within sales and marketing expenses in its Consolidated Statements of Operations.

(2)         Reflects expense incurred based on the Company’s re-measurement, through the Year-2 Earn-Out Period, of the estimated fair value of the contingent consideration relating to the TVN Sellers that are not required to remain employed with the Company as a condition to earning such contingent consideration. Amounts recorded as mark-to-market expense relating to Level 3 instruments are recorded in operating expense.  Refer to the table above regarding assumptions used for Level 3 instruments, and Note 7 for further discussion of contingent consideration payments owed in connection with the Company’s acquisition of TVN.

(3)         During the three months ended September 30, 2017, the Company paid the TVN Employee Sellers and other TVN Sellers, $3,395 and $1,358, respectively, based on the performance of TVN during the Year 2 Earn-Out Period.

Telaria, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of:

	September 30,	December 31,
	2017	2016
Prepaid expenses and other current assets	$1,948	$1,685
Leasehold improvement incentives	—	55
Deferred rental income	128	91
Total prepaid expenses and other current assets	$2,076	$1,831

6.  Property and Equipment, Net

Property and equipment, net consisted of:

	September 30,	December 31,
	2017	2016
Leasehold improvements	$8.372	$8,350
Computer hardware	3,554	3,428
Furniture and fixtures	1,517	1,516
Computer software	1,683	1,336
Office equipment	167	215
Total property and equipment	15,293	14,845
Less: accumulated depreciation	(10,303)	(7,582)
Total property and equipment, net of accumulated depreciation	$4,990	$7,263

The depreciation expense related to property and equipment was $892 and $929 for the three months ended September 30, 2017 and 2016 respectively, and $2,727 and $2,564 for the nine months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017 and 2016 respectively, the Company recorded a net loss of $0 and $341 on the subleasing of office space included within other (expense) income, net in the Company’s Consolidated Statements of Operations. There was no loss on subleasing space for the three months ended September 30, 2017 and 2016 respectively.

7.  Acquisition

On the Acquisition Date, the Company acquired all of the outstanding shares of TVN.  As consideration for the acquisition of the equity of TVN, the Company made an initial payment to the TVN Sellers of $3,040 Australian dollars ($2,217 U.S. dollars based on the currency exchange rate on the Acquisition Date), subject to certain adjustments as set forth in the acquisition agreement, and made payments of $380 Australian dollars ($277 U.S. dollars based on the currency exchange rate on the Acquisition Date) on each of the first and second anniversary of the closing, respectively. Subsequent to the Acquisition Date, the Company paid an additional $661 Australian dollars ($482 U.S. dollars based on the currency exchange rate on the payment date) to the TVN Sellers for certain working capital adjustments.

In addition, the TVN Sellers were eligible to receive future cash payments over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones for the Year 1 Earn-Out Period and Year 2 Earn-Out Period, a portion of which was also contingent on continued employment of certain TVN Employee Sellers.  Subsequent to the Acquisition Date, the Company and TVN Sellers agreed to modify certain financial milestones.

Telaria, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

7.  Acquisition (continued)

On August 16, 2016, the Company made a payment to the TVN Sellers of $4,990 Australian Dollars ($3,837 U.S. Dollars based on the currency exchange rate on the date of payment), based on the performance of TVN during the Year 1 Earn-Out Period. On August 16,2017, the Company made the final payment to the TVN Sellers of $6,032 Australian Dollars ($4,753 U.S. Dollars based on the currency exchange rate on the date of payment), based on the performance of TVN during the Year 2 Earn-Out Period.

As of the Acquisition Date, the Company estimated the fair value of the contingent consideration to be $3,870 Australian dollars ($2,822 U.S. dollars based on the currency exchange rate on the Acquisition Date), of which the Company recorded $1,122 Australian dollars ($818 U.S. dollars based on the currency exchange rate on the Acquisition Date) as purchase consideration for TVN related to TVN Sellers that were subject to continued employment.  This amount has been included within total liabilities in the Company’s consolidated balance sheet. Subsequent to the date of acquisition, the Company re-measured the estimated fair value of the contingent consideration at each reporting date.  Refer to Note 4 for further discussion on assumptions used to estimate the fair value of the contingent consideration.

For the TVN Employee Sellers, the payment of the contingent cash consideration was dependent upon continued employment through the date of payment. As a result, the estimated fair value of the contingent cash consideration relating to such TVN Employee Sellers was excluded from the purchase consideration and such amounts have been recorded as compensation expense over the Year 1 Earn-Out Period and Year 2 Earn-Out Period.  The value of the contingent cash consideration related to such TVN Employee Sellers related to the Year 2 Earn-Out Period was $4,309 Australian dollars ($3,395 U.S. dollars based on the currency exchange rate at the date of payment).   For the three and nine months ended September 30, 2017, the Company recorded $0 and $1,810 in compensation-related expenses, respectively, in connection with the continued employment of the TVN Employee Sellers within sales and marketing expenses in its consolidated statements of operations.

For the TVN Sellers that were not TVN Employees , the estimated fair value of the contingent cash consideration related to the Year 2 Earn-Out Period was $1,723 Australian dollars ($1,358 U.S. dollars based on the currency exchange rate at the date of payment).  For the three and nine months ended September 30, 2017, the Company recorded $0 and $148, respectively, in mark-to-market expense in the Company’s consolidated statements of operations.

The total consideration transferred in the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed at the Acquisition Date, and were subject to adjustment during a measurement period of up to one year from the Acquisition Date. The measurement period provided the Company with the ability to adjust the fair values of acquired assets and liabilities assumed for new information that is obtained about events and circumstances that existed as of the Acquisition Date.  Goodwill recognized in the TVN acquisition is not deductible for tax purposes.

The results of operations of TVN have been included in the Company’s Consolidated Statements of Operations since the Acquisition Date.

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2017	2016
Trade accounts payable	$39,235	$24,525
Accrued compensation, benefits and payroll taxes	4,904	3,393
Accrued cost of sales	5,763	5,015
Other payables and accrued expenses	1,230	668
Total accounts payable and accrued expenses	$51,132	$33,601

Telaria, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

9.  Changes in Accumulated Other Comprehensive (Loss) Income

The following tables provide the components of accumulated other comprehensive (loss) income:

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at July 1, 2017	$(204)	(204)
Other comprehensive loss(1)	(42)	(42)
Ending balance at September 30, 2017	$(246)	(246)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at July 1, 2016	$(58)	$(58)
Other comprehensive loss(1)	(122)	(122)
Ending balance at September 30, 2016	$(180)	$(180)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2017	$(331)	$(331)
Other comprehensive income(1)	85	85
Ending balance at September 30, 2017	$(246)	$(246)

	Foreign
	Currency
	Translation
	Adjustment	Total
Beginning balance at January 1, 2016	$(55)	(55)
Other comprehensive loss(1)	(125)	(125)
Ending balance at September 30, 2016	$(180)	(180)

(1)         For the three and nine months ended September 30, 2017 and 2016, there were no reclassifications to or from accumulated other comprehensive (loss) income.

10.  Commitments and Contingencies

Legal Contingencies

The Company is from time to time involved with various claims and litigation arising during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of September 30, 2017 and December 31, 2016, no reserves were recorded.  The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any.  Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Telaria, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

11.  Stock-Based Compensation

The Company included stock-based compensation expense related to its stock-based awards in various operating expense categories for the three and nine months ended September 30, 2017 and 2016 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Technology and development	$155	$131	$455	$336
Sales and marketing	902	83	1,252	362
General and administrative	477	397	1,323	1,155
Total in continuing operations	1,534	611	3,030	1,853
Discontinued Operations	102	349	671	1,096
Total stock-based compensation expense	$1,636	$960	$3,701	$2,949

In August 2017, in connection with the consummation of the sale of the Company’s buyer platform, the Company modified certain restricted stock unit awards held by employees of the buyer platform to provide for pro-rated vesting of such awards for the current year vesting cycle, based on the number of days elapsed from the last vesting date through the date of the transaction.  The incremental expense arising from this modification was $45. Additionally, as a result of the sale of the buyer platform, the Company reclassified stock-based compensation expense relating to the employees of the buyer platform of $102 and $671 during the three and nine months ended September 30, 2017, respectively, and $349 and $1,096 during the three and nine months ended September 30, 2016, respectively, which was recorded in Net Income from discontinued operations in the Consolidated Statement of Operations.

Stock Option Awards Outstanding

The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of September 30, 2017:

	Number of	Weighted
	Stock Option	Average
	Awards	Exercise Price
	Outstanding	Per Share
Stock option awards outstanding as of December 31, 2016(1)	6,425,832	$3.65
Stock option awards granted(2)	1,100,000	2.39
Stock option awards forfeited	(682,861)	3.09
Stock option awards exercised	(290,884)	1.38
Stock option awards outstanding as of September 30, 2017	6,552,087	3.99

Stock option awards vested and exercisable as of September 30, 2017(3)	5,032,082	3.99

(1)         Includes certain employment inducement stock option awards granted outside of the Company’s stockholder approved equity compensation plans.  These grants are generally subject to the same terms and conditions as applied to awards granted under the Company’s 2013 Plan.

(2)         Includes employment inducement stock option awards granted to the Company’s Chief Executive Officer (“CEO”) outside of the Company’s stockholder approved equity compensation plans including the Performance Option (as defined below).  These grants are generally subject to the same terms and conditions as applied to awards granted under the Company’s 2013 Plan.

(3)         Includes the vested portion of each employment inducement stock option award.

Stock option awards are generally granted at the fair market value of the Company’s common stock on the date of grant, generally vest over periods up to four years, have a one-year cliff with monthly vesting thereafter, and have terms not to exceed 10 years.

The Company granted a performance option award (the “Performance Option”) to its CEO in July 2017, which provides that 50% of the shares subject to the option will vest as of the date on which the 30-day moving average of Company’s common stock exceeds $4.00 per share (as adjusted to account for any stock splits or other adjustments), and 50% of the shares subject to the option will vest as of the date on which the 30-day moving average of Company’s common stock exceeds $5.00 per share (as adjusted to account for any stock splits or other adjustments), provided, in each case that he continues to provide services to the Company on each such vesting date.  The vesting terms for the Performance Option are more fully described in the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2017.

Telaria, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

11.  Stock-Based Compensation (continued)

Other selected information is as follows:

	Nine Months Ended
	September 30,
	2017	2016
Aggregate intrinsic value of stock option awards exercised	$373	$149

Weighted-average grant-date fair value per share of stock option awards granted	0.72	0.57

Cash proceeds received from stock option awards exercised	403	150

The fair value for stock option awards granted under all plans was estimated at the date of grant using a Black-Scholes option pricing model, with the exception of the Performance Option which was valued using a Monte Carlo valuation methodology.  Calculating the fair value of the stock option awards requires subjective assumptions, including, but not limited to, the expected term of the stock option awards and stock price volatility. The Company estimates the expected life of stock option awards granted based on the simplified method, which the Company believes is representative of the actual characteristics of the awards. The Company estimates the volatility of its common stock on the date of grant based on the historic volatility of comparable companies in its industry.  Risk-free interest rates are based on yields from United States Treasury zero-coupon issues with a term consistent with the expected term of the awards in effect at the time of grant.  Forfeitures are accounted for as they occur. The Company has never declared or paid any cash dividends and has no current plan to do so. Consequently, it used an expected dividend yield of zero.

There was $731 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of September 30, 2017.  This cost is expected to be recognized over a weighted-average period of 3.57 years.

Restricted Stock Units (RSU) Awards Outstanding

The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the nine months ended September 30, 2017:

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock Unit	Fair Value
	Awards	Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2016	3,750,292	$2.07
Restricted stock unit awards granted(1)	2,532,599	2.20
Restricted stock unit awards forfeited	(2,022,660)	1.83
Restricted stock unit awards vested	(1,284,615)	2.13
Non-vested restricted stock unit awards outstanding as of September 30, 2017	2,975,616	2.14

(1)         Includes employment inducement restricted stock unit awards granted to the Company’s CEO outside of the Company’s stockholder approved equity compensation plans. The award is generally subject to the same terms and conditions as applied to awards granted under the Company’s 2013 Plan.

There was $4,971 of total unrecognized compensation cost related to non-vested restricted stock unit awards granted under the Company’s equity incentive plans as of September 30, 2017.  This cost is expected to be recognized over a weighted-average period of 3.28 years.

Employee Stock Purchase Plan

In April 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which was approved by the Company’s stockholders at the 2014 annual meeting of stockholders.  The 2014 ESPP allows eligible participants to purchase shares of the Company’s common stock generally at six-month intervals, or offering periods, at a price equal to 85% of the lower of (i) the fair market value at the beginning of the offering period or (ii) the fair market value at the end of the offering period, or the purchase date. The Company’s current offering period commenced in August 2017 and will end in February 2018.

Telaria, Inc.

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

During the nine months ended September 30, 2017, employees participated in two ESPP offerings for the six months ending in February and August 2017. As part of these offerings, employees purchased 176,898 and 102,013 shares of common stock pursuant to the ESPP at an exercise price of $1.44 and $1.88 per share, respectively. No more than 2,000,000 shares of common stock are reserved for future issuance under the 2014 ESPP of which 1,001,658 shares remain available at September 30, 2017.

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

There was $60 of total unrecognized compensation cost related to awards under the 2014 ESPP as of September 30, 2017. This cost is expected to be recognized over a weighted-average period of less than one year.

12.  Net Income (Loss) Per Share of Common Stock

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations, net of income taxes	$(3,273)	$(4,114)	$(19,637)	$(20,756)
Income from discontinued operations, net of income taxes	15,567	497	22,771	210
Net income (loss)	$12,294	$(3,617)	$3,134	$(20,546)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	50,642,344	52,473,601	50,280,849	52,493,099

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.06)	$(0.08)	$(0.39)	$(0.40)
Net income (loss) from discontinued operations	0.30	0.01	0.45	0.01
Net income (loss)	$0.24	$(0.07)	$0.06	$(0.39)

The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss from continuing operations per share and net income per share, net income (loss) from discontinued operations per share of common stock because the effect is anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Warrants to purchase common stock	—	31,130	—	31,130
Stock option awards	6,552,087	6,634,827	6,552,087	6,634,827
Restricted stock unit awards	2,975,616	3,677,627	2,975,616	3,677,627
Total anti-dilutive securities	9,527,703	10,343,584	9,527,703	10,343,584

Telaria, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

13.  Stock Repurchases

On March 29, 2016, the Company announced that its Board of Directors approved a share repurchase program, which authorized the Company to purchase up to $15,000 of its common stock over an eighteen-month period commencing March 25, 2016. During the nine months ended September 30, 2017, the Company made open-market purchases totaling 983,864 shares of common stock, for an aggregate purchase price of $2,406. The share repurchase program expired during the three months ended September 30, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2016 included in the Annual Report on Form 10-K filed with the SEC on March 10, 2017.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations.  Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on March 10, 2017.  You should not rely upon forward-looking statements as predictions of future events.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  We will disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.telaria.com), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls and webcasts.

Overview

Telaria, Inc. (formerly Tremor Video, Inc.), we or us, is a software company that enables premium video publishers and content owners to maximize advertising return and fully realize the value of their video content wherever and however audiences are watching.  Our proprietary seller platform, or SSP, is a fully programmatic, self-service solution, built to monetize and manage premium video inventory with the greatest speed, control and transparency across all screens.

We automate the sales process for sellers of video advertising, or sellers, by allowing them to efficiently identify, package and deliver their advertising inventory to buyers, while protecting their brand and the consumer viewing experience.  Our seller platform connects sellers to buyers via direct integrations with leading third-party demand side platforms, or DSPs, to efficiently monetize their advertising inventory however they want to transact, whether through robust open-auctions or private marketplaces, on both a guaranteed and non-guaranteed basis. Private marketplaces can be transacted through invite only auctions, where select buyers are given the opportunity to bid on a curated set of inventory, or through direct connections that allow sellers to transact with a specific buyer without the need for manual insertion orders.   Because integrations with DSPs are done through server-to-server connections we are able to significantly reduce latency and response time when delivering ad campaigns.

Our technology provides sellers with the control, yield and insights they require to optimize and automate their video advertising sales strategies and manage their inventory in real-time across sales channels, devices and platforms.  Our platform was built specifically for video and to support the unique requirements of mobile and over-the-top, or OTT, content.  We enable sellers to exercise complete control over their monetization strategy by defining supply hierarchies and demand tiers, minimum price floors, and advertiser and category level black and white lists to manage potential sales channel conflicts.  We offer sellers a full suite of tools to ensure the integrity of their brand and the consumer viewing experience, including the ability to review and block specific ad creative units and control for factors such as the volume of an ad.  Our SSP provides sellers with up-to-the-second data reporting, which allows them to effectively monitor buying patterns and make instant changes to take advantage of market dynamics, as well as extensive analytics that leverage billions of historical data points to drive long term monetization strategy.  We also offer real-time diagnostic capabilities and full transparency to our sellers so that they have a complete picture of how their inventory is represented in the marketplace and are able to immediately identify and resolve any issues impacting revenue generation.  In addition, we provide a console for DSPs that connect through our SSP, which provides access to real-time bidding data, insights and analytics enabling them to more effectively manage their buying.

We have built long-standing relationships with premium sellers, and the scale and quality of our publisher base makes us an important partner to media buyers.  We provide our platform to sellers outside the US through our international operations in EMEA, Latin America, and the Asia Pacific regions. Buyers on our SSP include some of the largest and most technologically advanced advertising intermediaries in the world.  Our platform is integrated with all of the top thirty video volume buyers in digital advertising, creating a robust marketplace.

We generate revenue each time a transaction occurs on our platform based on a simple and transparent fee structure established with our seller partners.   We do not purchase and re-sell inventory from sellers and do not collect any fees directly from buyers.  We act as an agent on behalf of sellers and revenue is recognized, net of any inventory costs that we remit to sellers, when a buyer purchases inventory from a seller on our platform.

Historically, we operated a buyer platform business in addition to offering our seller platform. The buyer platform enabled advertisers, agencies and other buyers of advertising to discover, buy, optimize and measure the effectiveness of their video ad campaigns across digital screens, and included our “Tremor Video DSP” programmatic buying solution.  We recently made the strategic decision to focus our business exclusively on offering our seller platform, and on August 7, 2017, we announced that we had completed the sale of the assets and liabilities primarily related to our buyer platform to an affiliate of Taptica International Ltd., or Taptica, for total consideration of $50 million, subject to adjustment for working capital. Refer to Note 3 in notes to consolidated financial statements.  As a result of the sale, we no longer provide a buyer platform solution. Accordingly, the results of operations for the buyer platform are reflected as discontinued operations in our financial statements for the three and nine months ended September 30, 2017 and September 30, 2016, respectively.  Except as otherwise specified herein, in order to present information on a comparable basis, all discussions of our business and results of operations in this management’s discussion and analysis of financial condition and results of operations reflect our continuing operations for all periods presented.

On September 11, 2017, we changed our name from “Tremor Video, Inc.” to “Telaria, Inc.” In connection with the name change, our NYSE ticker symbol was changed to “TLRA” and our corporate website address was changed to www.telaria.com.

For the three months ended September 30, 2017, our revenue increased to $12.7 million, compared to $7.6 million for the three months ended September 30, 2016, an increase of 66.6%.  Over the same period, our gross margin remained relatively flat at approximately 94% and 93%, for the three months ended September 30, 2017 and September 30, 2016, respectively.  Our net loss from continuing operations decreased from a loss of $4.1 million for the three months ended September 30, 2016 to a loss of $3.3 million for the three months ended September 30, 2017, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) increased from a loss of $2.0 million to a gain of $0.4 million.

For the nine months ended September 30, 2017, our revenue increased to $28.8 million, compared to $18.7 million for the nine months ended September 30, 2016, an increase of 53.6%.  Over the same period, our gross margin remained flat at approximately 92% for each of the nine months ended September 30, 2017 and September 30, 2016, respectively.  Our net loss from continuing operations decreased from a loss of $20.8 million for the nine months ended September 30, 2016 to a loss of $19.6 million for the nine months ended September 30, 2017, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) increased from a loss of $10.9 million to a loss of $9.6 million.  Our results exclude the impact of our buyer platform, which is recorded in discontinued operations.

Key Metrics

We monitor the key metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Revenue, gross margin and net loss from continuing operations are discussed under the headings “Components of our Results of Operations.”  Adjusted EBITDA is discussed immediately following the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(unaudited)
Revenue	$12,715	$7,633	$28,788	$18,744
Gross margin	94.0%	93.3%	91.5%	92.3%
Loss from continuing operations, net of income taxes	$(3,273)	$(4,114)	$(19,637)	$(20,756)
Adjusted EBITDA	$416	$(1,958)	$(9,559)	$(10,890)

Adjusted EBITDA

Adjusted EBITDA represents our net loss before interest and other (income) expense, net, provision for income taxes, depreciation and amortization expense, and adjusted to eliminate the impact of non-cash stock-based compensation expense, executive severance, retention and recruiting costs, acquisition-related costs, mark-to-market expense, litigation costs, other professional fees, expenses for transitional services and other adjustments.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and excludes items that we do not consider to be indicative of our core operating performance.

Adjusted EBITDA is a non-GAAP financial measure. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (d) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (e) Adjusted EBITDA does not reflect executive severance, retention and recruiting costs, acquisition-related costs, mark-to-market expense, litigation costs, other professional fees, expenses for transitional services and other adjustments; and (f) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(dollars in thousands)
	(unaudited)
Net (loss) from continuing operations	$(3,273)	$(4,114)	$(19,637)	$(20,756)
Adjustments:
Depreciation and amortization expense	984	1,018	2,995	2,802
Total interest and other expense (income), net	(651)	(68)	(546)	232
Provision for income taxes	(29)	(31)	56	497
Stock-based compensation expense	1,534	611	3,030	1,853
Acquisition-related costs(1)	—	616	1,810	2,764
Mark-to-market expense(2)	—	6	148	1,095
Executive severance, retention and recruiting costs	887	(9)	1,219	163
Other professional fees(3)	600	—	900	—
Expenses for transitional services(4)	364	—	364	—
Other adjustments(5)	—	—	102	266
Litigation costs	—	13	—	194
Total net adjustments	3,689	2,156	10,078	9,866
Adjusted EBITDA	$416	$(1,958)	$(9,559)	$(10,890)

(1)         Reflects acquisition-related costs incurred in connection with our acquisition of TVN.  Includes compensation-related expenses related to contingent consideration payments that were paid to certain TVN sellers that were subject to continued employment of $0 and $616 for the three months ended September 30, 2017 and 2016, respectively, and $1,810 and $2,751 for the nine months ended September 30, 2017 and September 30, 2016, respectively.  Refer to notes 4 and 7 in notes to consolidated financial statements.

(2)         Reflects expense incurred based on the re-measurement, at June 30, 2017 and June 30, 2016, of the estimated fair value of earn-out payments that were paid in connection with the acquisition of TVN and which were not conditioned on continued employment. Refer to notes 4 and 7 in notes to consolidated financial statements.

(3)         Professional fees incurred in connection with the sale of the buyer platform in August 2017.

(4)         Reflects costs incurred providing transitional services to Taptica following the sale of our buyer platform.

(5)         Reflects amounts accrued in connection with a one-time change in our employee vacation policy.

Components of Operating Results

We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue

We generate revenue by providing sellers with programmatic tools to manage and monetize their video inventory. For transactions executed through our seller platform, we act as the agent on behalf of the seller that is making its inventory available to buyers.  Revenue is recognized when the buyer purchases video advertising inventory from the seller on our seller platform.  Revenue generated from our seller platform is reported net of inventory costs that we remit to sellers.

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue primarily consists of third party hosting fees.  Historically, certain of our contracts with sellers contained minimum percentage fill rates on qualified video ad requests.  We recognized the difference between our contractually required fill rate and the number of video ads delivered by us on the seller’s website, if any, as a cost of revenue as of the end of each applicable monthly period.  Historically, the impact of the difference between the contractually required fill rate and the number of ads delivered has not been material.  Costs owed to sellers but not yet paid are recorded in our consolidated balance sheets and included as part of accounts payable and accrued expenses.

Gross margin is our gross profit expressed as a percentage of our total revenue.  Because we book campaigns from our seller platform net of inventory costs, our seller platform has historically generated gross margins in excess of 90%.

Operating Expenses

Operating expenses consist of technology and development, sales and marketing, general and administrative, and depreciation and amortization expenses.  Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of these expense categories other than depreciation and amortization expenses.  We include stock-based compensation expense in connection with the grant of stock option awards or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function.  We expect our operating expenses to continue to increase in future periods, to support our continued growth.

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

Mark-to-Market Expense. Mark-to-market expense consists primarily of expense related to contingent consideration incurred in connection with our acquisition of TVN in August 2015 (refer to notes 4 and 7 in notes to consolidated financial statements).

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net consist primarily of interest income, interest expense, and foreign exchange transaction gains and losses.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense is primarily attributable to interest paid on capital leases and taxes and fees to local jurisdictions.  As of September 30, 2017, and 2016, we did not have any outstanding borrowings under our credit facility.

Provision for Income Taxes

Provision for income taxes consists of minimum U.S. state and local taxes, income taxes in foreign jurisdictions in which we conduct business and deferred income taxes.

Results of Operations

The following table is a summary of our consolidated statements of operations data for each of the periods indicated.  The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.  The results of operations of our buyer platform are included in “Income (loss) from discontinued operations, net of income taxes”.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
		Percentage		Percentage		Percentage		Percentage
	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue	Amount	of Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$12,715	100.0%	$7,633	100.0%	$28,788	100.0%	$18,744	100.0%
Cost of revenue	764	6.0	510	6.7	2,445	8.5	1,442	7.7
Gross profit	11,951	94.0	7,123	93.3	26,343	91.5	17,302	92.3

Operating expenses:
Technology and development	2,116	16.6	1,565	20.5	6,650	23.1	5,127	27.4
Sales and marketing	7,461	58.7	5,359	70.2	21,687	75.3	16,362	87.3
General and administrative	5,343	42.0	3,388	44.4	14,990	52.1	11,943	63.7
Depreciation and amortization	984	7.7	1,018	13.3	2,995	10.4	2,802	15.0
Mark-to-market	—	—	6	0.1	148	0.5	1,905	5.8
Total operating expenses	15,904	125.1	11,336	148.5	46,470	161.4	37,329	199.2

Loss from continuing operations	(3,953)	(31.1)	(4,213)	(55.2)	(20,127)	(69.9)	(20,027)	(106.8)
Total interest and other (expense) income, net	651	5.1	68	0.9	546	1.9	(232)	(1.2)
Loss from continuing operations before provision for income taxes	(3,302)	(26.0)	(4,145)	(54.3)	(19,581)	(68.0)	(20,259)	(108.1)
Provision for income taxes	(29)	(0.2)	(31)	(0.4)	56	0.2	497	2.7
Loss from continuing operations, net of income taxes	(3,273)	(25.7)	(4,114)	(53.9)	(19,637)	(68.2)	(20,756)	(110.7)
Income (loss) from discontinued operations, net of income taxes	15,567	122.4	497	6.5	22,771	79.1	210	1.1
Net income (loss)	$12,294	96.7%	$(3,617)	(47.4)%	$3,134	10.9%	$(20,546)	(109.6)%

Comparison for the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase/ (Decrease)		September 30,		Increase/ (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Revenue	$12,715	$7,633	$5,082	66.6%	$28,788	$18,744	$10,044	53.6%

Revenue

Our revenue during the three months ended September 30, 2017 increased to $12.7 million from $7.6 million for the same period in 2016, an increase of 66.6%. Our revenue during the nine months ended September 30, 2017 increased to $28.8 million from $18.7 million for the same period in 2016, an increase of 53.6%. The increase in our revenue, for both the three and nine month period comparisons, resulted from an increase in the amount of spend being transacted through our seller platform, including spend transacted by the buyer platform, following its sale to Taptica in August 2017.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$764	$510	$254	49.8%	$2,445	$1,442	$1,003	69.6%
Gross profit	11,951	7,123	4,828	67.8	26,343	17,302	9,041	52.3
Gross margin	94.0%	93.3%			91.5%	92.3%

Cost of Revenue, Gross Profit and Gross Margin

Our cost of revenue during the three and nine months ended September 30, 2017, increased to $0.8 million and $2.4 million, respectively, from $0.5 million and $1.4 million, for the three and nine months ended September 30, 2016, respectively.  The increase in our cost of revenue primarily reflects an increase in hosting costs corresponding with additional spend being transacted through our platform.

For the three months ended September 30, 2017,  gross profit was $11.9 million, an increase of $4.8 million, or 67.8%, compared to the prior year period.  For the nine months ended September 30, 2017, gross profit was $26.3 million, an increase of $9.0 million, or 52.3%, compared to the prior year period.

Our gross margin increased to 94.0% for the three months ended September 30, 2017 from 93.3% for the three months ended September 30, 2016, and decreased to 91.5% for the nine months ended September 30, 2017 from 92.3% for the nine months ended September 30, 2016.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$2,116	$1,565	$551	35.2%	$6,650	$5,127	$1,523	29.7%
% of total revenue	16.6%	20.5%			23.1%	27.4%

Technology and Development Expense

The increase in technology and development expense during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily attributable to a $0.6 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, partially offset by a decrease of $0.1 million in overhead costs.

The increase in technology and development expense during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily attributable to a $1.8 million increase in salaries, incentive compensation, stock-based compensation, and other personnel-related costs, partially offset by a decrease of $0.3 million in overhead costs.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$7,461	$5,359	$2,102	39.2%	$21,687	$16,362	$5,325	32.5%
% of total revenue	58.7%	70.2%			75.3%	87.3%

Sales and Marketing Expense

The increase in sales and marketing expense during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was attributable to a $1.9 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, a $0.1 million increase to bad debt expense and a $0.2 million increase in marketing costs.

The increase in sales and marketing expense during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was attributable to a $4.8 million increase in salaries, incentive compensation, stock-based compensation, overhead costs and other personnel-related costs, a $0.3 million increase in marketing costs and a $0.4 million increase to bad debt expense, which were partially offset by a decrease of $0.1 million in consulting fees.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$5,343	$3,388	$1,955	57.7%	14,990	$11,943	$3,047	25.5%
% of total revenue	42.0%	44.4%			52.1%	63.7%

General and Administrative Expense

The increase in general and administrative expense during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily attributable to a $1.0 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, a $0.8 million increase in professional fees and a $0.2 million increase in other business taxes and fees.

The increase in general and administrative expense during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily attributable to a $1.9 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, a $1.4 million increase in professional fees, and a $0.5 million increase in business taxes, which were partially offset by a $0.7 million decrease in professional development.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$984	$1,018	$(34)	(3.3)%	2,995	$2,802	$193	6.9%
% of total revenue	7.7%	13.3%			10.4%	14.9%

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily attributable to the decrease in intangible amortization resulting from the write-off of intangible assets as part of the sale of the Buyer Platform. The increase in depreciation and amortization expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, was primarily attributable to the depreciation of computer hardware and software purchased for our operations.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Mark-to-market expense	$—	$6	$(6)	(100.0)%	148	$1,095	$(947)	(86.5)%
% of total revenue	0.0%	0.1%			0.5%	5.8%

Mark-to-Market Expense

There was no mark-to-market expense during the three months ended September 30, 2017.  The decrease of $0.9 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was attributable to mark-to-market expenses related to the Company’s re-measurement of the estimated fair value of contingent consideration that was due in connection with the acquisition of TVN (refer to notes 4 and 7 in the notes to consolidated financial statements).

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Total interest and other (expense) income, net	$651	$68	$583	857.4%	$546	$(232)	$778	335.3%
% of total revenue	5.1%	0.9%			1.9%	(1.2)%

Interest and Other (Expense) Income, Net

The increase in our interest and other (expense) income, net, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily attributable to an increase of $0.5 million in income related to certain transitional services provided to Taptica in connection with the sale of our buyer platform and $0.1 million of other interest income.

The increase in our interest and other (expense) income, net, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily attributable to an increase of $0.5 million in income related to certain transitional services provided to Taptica in connection with the sale of our buyer platform and a decrease in loss of $0.3 million on the subleasing of office space during the nine months ended September 30, 2016 that did not occur during the nine months ended September 30, 2017.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Increase / (Decrease)		September 30,		Increase / (Decrease)
	2017	2016	Amount	Percentage	2017	2016	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$(29)	$(31)	$2	(6.5)%	$56	$497	$(441)	(88.7)%
% of total revenue	(0.2)%	(0.4)%			0.2%	2.7%

Provision for income taxes

The provision for income taxes for the three months periods ended September 30, 2017 and 2016 was relatively flat. The decrease in our provision for income taxes during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily attributable to a decrease in taxes incurred in our foreign jurisdictions.

Income from Discontinued Operations

On August 31, 2017, we completed the sale of our buyer platform to an affiliate of Taptica. The consideration received was $50 million, subject to adjustment for working capital (refer to Note 3 in the consolidated financial statements).  As a result, the results of our buyer platform have been recast as discontinued operations.

For the three and nine months ended September 30, 2017, income from discontinued operations consisted of operating income, net of income taxes, attributable to our buyer platform of $0.6 million and $7.8 million, respectively, as well as a gain on sale of $14.9 million, net of income taxes, related to the sale of our buyer platform. For the three and nine months ended September 30, 2016, income from discontinued operations consisted of operating income net of income taxes, attributable to our buyer platform of $0.5 million and $0.2 million, respectively (refer to Note 3 in the consolidated financial statements).

Liquidity and Capital Resources

Our Consolidated Statement of Cash Flows (Unaudited) includes cash flows from discontinued operations related to our buyer platform.  Except for disclosures related to our working capital, liquidity and cash flows, or unless otherwise specified, disclosures in this management’s discussion and analysis of financial condition and results of operations relate solely to our continuing operations.

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of
	September 30,
	2017	2016
	(dollars in thousands)
Cash and cash equivalents	$77,173	$47,552
Accounts receivable, net of allowance for doubtful accounts	48,784	60,364
Working capital	75,231	59,396

Our cash and cash equivalents at September 30, 2017 were held for working capital purposes. We do not enter investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity

Cash and Cash Equivalents

Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $77.2 million and $43.2 million as of September 30, 2017 and December 31, 2016, respectively. Our cash and cash equivalents at September 30, 2017, reflect the receipt of $49 million in net cash proceeds in connection with the sale of our buyer platform on August 7, 2017

Credit Facility

We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility, which was amended and restated in January 2017, we can incur revolver borrowings up to the lesser of $35.0 million and a borrowing base equal to 80.0% of eligible accounts receivable. However, in connection with the disposition of the buyer platform we were required to seek the consent of our lender under the credit facility.  As part of the consent, we agreed that our lender may, but is not required to, make future advances under our credit facility. Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly.  The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit.  The credit facility matures in January 2018.  While we had no outstanding borrowings under the credit facility as of September 30, 2017 and 2016 respectively, our lender has issued standby letters of credit in favor of the landlord of our headquarters totaling $2.3 million, which can be drawn down from amounts available under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and trailing twelve-month Adjusted EBITDA, tested quarterly.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  Subject to certain exceptions, we are also required to maintain all of our cash and cash equivalents at accounts with the lender. We were in compliance with all covenants as September 30, 2017.

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

Share Repurchase Program

On March 29, 2016, we announced that our Board of Directors approved a share repurchase program, under which we were authorized to purchase up to $15.0 million of our common stock over the eighteen-month period commencing March 25, 2016.  During the nine months ending September 30, 2017, we made open-market purchases totaling 983,864 shares of our common stock for an aggregate purchase price of $2.4 million, which purchases were funded from cash on hand.

Historical Cash Flows

The following table summarizes our historical cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(9,625)	$(7,824)
Investing activities	46,029	(2,727)
Financing activities	(2,783)	(1,702)

Operating Activities

Net cash used in operating activities is primarily influenced by the revenue our business generates, our costs of revenue, and amounts of cash we invest in personnel and infrastructure to support our business.  Net cash used in operating activities has been used to fund operations through changes in working capital, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expenses.

During the nine months ended September 30, 2017, our net cash used in operating activities was $9.6 million and consisted of a net loss from continuing operations of $19.6 million, net income from discontinued operations of $22.8 million, which was partially offset by the gain on sale of discontinued operations of $15.2 million, and a $9.8 million decrease in net cash resulting from changes in working capital, which was partially offset by $12.3 million in adjustments for non-cash items. The components of our net loss from continuing operations are described in greater detail above under “Results of Operations”.  Adjustments for non-cash items primarily consisted of $6.2 million in depreciation and amortization expense, $3.7 million in non-cash stock-based compensation expense and $1.8 million of expense related to our acquisition of TVN. The decrease in cash resulting from changes in our working capital during the nine months ended September 30, 2017 consisted of a $8.9 million net increase in accounts receivable, a $3.0 million increase in prepaid expenses and other current assets, and a $4.8 million decrease in contingent consideration on acquisition, partially offset by a $5.2 million increase in accounts payable and accrued expenses, a $0.8 million decrease in restricted cash and a $0.9 million decrease in deferred income.

During the nine months ended September 30, 2016, our net cash used in operating activities was $7.8 million and consisted of a net loss of $20.5 million and a $1.3 million decrease in net cash resulting from changes in working capital, offset by $14.0 million in adjustments for non-cash items.  Adjustments for non-cash items primarily consisted of $6.9 million in depreciation and amortization expense, $2.9 million in non-cash stock-based compensation expense, $3.8 million in expense related to our acquisition of TVN and $0.4 million other net adjustments for non-cash items.  The decrease in cash resulting from changes in our working capital during the nine months ended September 30, 2016 primarily consisted of a $9.8 million net decrease in accounts payable and accrued expenses, and a $3.4 million decrease in contingent consideration on our TVN acquisition, partially offset by an decrease of $10.6 million in accounts receivable and $1.3 net decrease in other changes in our working capital.

Investing Activities

For the nine months ended September 30, 2017, our net cash provided by investing activities was $46.0 million, and consisted of the sale of our buyer platform for cash proceeds of $49.0 million, offset by $2.0 million of expenses paid with respect to the sale of the buyer platform, and the purchase of property and equipment in the amount of $1.0 million.

For the nine months ended September 30, 2016, our net cash used by investing activities was $2.7 million and consisted of the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2017, our net cash used in financing activities was $2.8 million, which consisted of $2.4 million of purchases of common stock pursuant to our share repurchase program, $1.1 million of tax payments on behalf of employees related to net share settlements of restricted stock unit awards, and $0.2 million of principal payments on our capital lease obligations, partially offset by $0.8 million in proceeds received in connection with shares purchased under our ESPP and the exercise of stock option awards.

For the nine months ended September 30, 2016, our net cash used in financing activities was $1.7 million, which consisted of $1.5 million of purchases of common stock pursuant to our share repurchase program, a $0.4 million decrease in contingent consideration liability on our TVN acquisition, and $0.4 million in tax payments on behalf of employees related to net share settlements of restricted stock unit awards, partially offset by $0.6 million in proceeds received in connection with shares purchased under our ESPP and the exercise of stock option awards.

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

Interest Rate Risk

We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2017 and sustained through the period ended September 30, 2017, would not have been material.  We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

We were exposed to market risks related to fluctuations in interest rates related to our $35.0 million credit facility where an increase in interest rates may result in higher borrowing costs.  Since we currently do not have any outstanding borrowings under our credit facility, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Foreign Currency Exchange Risk

Due to our international operations, we are exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars.  Our primary exposures are related to non-U.S. dollar denominated expenses and revenue primarily in  the United Kingdom, Europe, Singapore, Australia, New Zealand and Malaysia.  The effect of a 10% increase or decrease in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented.  Substantially all of our advertiser contracts are currently denominated in U.S. dollars.  Therefore, we have minimal foreign currency exchange risk with respect to our revenue.  These exposures may change over time as our business practices evolve and if our exposure increases, adverse movements in foreign currency exchanges rates could have a material adverse impact on our financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors as compared to the risk factors described in our Quarterly Report on Form 10-Q for the three months ended June 30, 2017, filed with the SEC on August 9, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Recent Sales of Unregistered Equity Securities

On September 30, 2017, Venture Lending & Leasing IV, LLC exercised, in full, warrants to acquire 31,130 shares of common stock at an exercise price of $2.49 per share, pursuant to a net exercise.  In connection with the exercise, the Company issued 406 shares of common stock to Venture Lending & Leasing IV, LLC.  The offers, sales and issuances of such securities were deemed to be exempt from registration under the Securities Act in reliance on Regulation D promulgated thereunder.

(b)         Use of Proceeds

None.

(c)  Issuer Purchases of Equity Securities

On March 29, 2016, we announced that our Board of Directors approved a share repurchase program, which authorized the purchase of up to $15.0 million of our common stock over the eighteen-month period commencing March 25, 2016.

During the three months ended September 30, 2017, there were no purchases of our common stock under this program.  The share repurchase program expired during the three months ended September 30, 2017.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)                  List of Exhibits

Exhibit Number	Exhibit Description

2.1

Asset Purchase Agreement, among Telaria, Inc., Scanscout, Inc., Taptica Ltd. and Taptica International Ltd, dated as of August 4, 2017 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2017 (File No. 001-35982))

4.1

Composite copy of Amended and Restated Certificate of Incorporation of the Registrant, as amended to date and as currently in effect (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-3 filed with the Securities and Exchange Commission on November 6, 2017 (File No. 333-221374))

4.2

Specimen stock certificate evidencing shares of common stock (Incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-3 filed with the Securities and Exchange Commission on November 6, 2017 (File No. 333-221374))

10.1+*	Transition Agreement, dated as of September 20, 2017, by and between Telaria, Inc. and Adam Lichstein

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification Pursuant of Principal Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification Pursuant of Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*                            Indicates management contract or compensatory plan.

+                            Filed herewith.

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

TELARIA, INC.

By:	/s/ Mark Zagorski
Mark Zagorski
Chief Executive Officer

Date: November 9, 2017

TELARIA, INC.

By:	/s/ John S. Rego
John S. Rego
Senior Vice President and Chief Financial Officer

Date: November 9, 2017