Form 10-Q
period 2018-03-31
Telaria, Inc.
filed 2018-05-08
CIK 1375796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2018, there were 52,170,958 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TELARIA, INC
FORM 10-Q

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Telaria, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,585	$76,320
Accounts receivable, net	46,933	59,288
Prepaid expenses and other current assets	3,674	2,499
Total current assets	123,192	138,107
Long-term assets:
Property and equipment, net	1,909	3,194
Intangible assets, net	1,195	1,307
Goodwill	6,300	6,320
Deferred tax assets	332	332
Other assets	1,013	1,168
Total long-term assets	10,749	12,321

Total assets	$133,941	$150,428

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$48,026	$59,419
Deferred rent, short-term	859	808
Deferred income	585	674
Other current liabilities	49	53
Total current liabilities	49,519	60,954
Long-term liabilities:
Deferred rent	5,867	5,260
Deferred tax liabilities	331	338
Other non-current liabilities	53	737
Total liabilities	55,770	67,289
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of March 31, 2018 and December 31, 2017, respectively; 55,968,481 and 55,136,038 shares issued and 52,122,985 and 51,290,542 outstanding as of March 31, 2018 and December 31, 2017, respectively	6	5
Treasury stock, at cost 3,845,496 shares as of March 31, 2018 and December 31, 2017	(8,443)	(8,443)
Additional paid-in capital	289,479	288,277
Accumulated other comprehensive loss	(302)	(232)
Accumulated deficit	(202,569)	(196,468)
Total stockholders’ equity	78,171	83,139
Total liabilities and stockholders’ equity	$133,941	$150,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$9,601	$6,139
Cost of revenue	1,028	764
Gross profit	8,573	5,375

Operating expenses:
Technology and development	2,308	2,425
Sales and marketing	6,293	6,526
General and administrative	4,998	4,873
Depreciation and amortization	1,801	1,021
Mark-to-market	—	55
Total operating expenses	15,400	14,900

Loss from continuing operations	(6,827)	(9,525)

Interest and other income (expense), net:
Interest expense	(3)	(34)
Other income, net	717	7
Total interest and other income (expense), net	714	(27)

Loss from continuing operations before income taxes	(6,113)	(9,552)

Provision (benefit) for income taxes	14	(10)

Loss from continuing operations, net of income taxes	(6,127)	(9,542)

Gain on sale of discontinued operations, net of income taxes	26	—
Income from discontinued operations, net of income taxes	—	2,682
Total income from discontinued operations, net of income taxes	26	2,682

Net loss	$(6,101)	$(6,860)

Net income (loss) per share — basic and diluted:
Loss from continuing operations, net of income taxes	(0.12)	(0.19)
Income from discontinued operations, net of income taxes	—	0.05
Net loss	(0.12)	(0.14)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	51,827,685	49,998,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(6,101)	$(6,860)
Other comprehensive loss:
Foreign currency translation adjustments	(70)	86
Comprehensive loss	$(6,171)	$(6,774)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Total
	Share	Capital	Share	Capital	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2017	55,136,038	$5	(3,845,496)	$(8,443)	$288,277	$(232)	$(196,468)	$83,139
Exercise of stock options awards	314,711	1			1,018			1,019
Stock-based compensation expense					856			856
Common stock issued for settlement of restricted stock units net of 197,947 shares withheld to satisfy income tax withholding obligations	433,317				(912)			(912)
Common stock issuance in connection with employee stock purchase plan	84,415				240			240
Net loss							(6,101)	(6,101)
Foreign currency translation adjustment	—	—	—	—	—	(70)	—	(70)
Balance as of March 31, 2018	55,968,481	$6	(3,845,496)	$(8,443)	$289,479	$(302)	$(202,569)	$78,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(6,127)	$(9,542)
Total income from discontinued operations	26	2,682
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,801	2,349
Bad debt expense	—	296
Mark-to-market expense	—	55
Compensation expense related to the acquisition contingent consideration	—	825
Loss on disposal of property and equipment	22	—
Stock-based compensation expense	856	1,016
Deferred tax benefit	—	(27)
Net changes in operating assets and liabilities:
Decrease in accounts receivable	12,355	11,262
Increase in prepaid expenses, other current assets and other long-term assets	(1,020)	(779)
Decrease in accounts payable and accrued expenses	(11,590)	(20,499)
Decrease in other current liabilities	(4)	(79)
Increase/(decrease) in deferred rent and security deposits payable	658	(118)
(Decrease)/increase in deferred income	(90)	22
Decrease in other liabilities	(685)	—
Net cash used in operating activities	(3,798)	(12,537)

Cash flows from investing activities:
Purchase of property and equipment	(256)	(754)
Net cash used in investing activities	(256)	(754)

Cash flows from financing activities:
Proceeds from the exercise of stock options awards	1,018	38
Proceeds from issuance of common stock under employee stock purchase plan	240	256
Principal portion of capital lease payments	—	(102)
Treasury stock — repurchase of stock	—	(2,406)
Tax withholdings related to net share settlements of restricted stock unit awards (RSUs)	(912)	(654)
Net cash provided by (used in) financing activities	346	(2,868)

Net decrease in cash, cash equivalents and restricted cash	(3,708)	(16,159)

Effect of exchange rate changes in cash, cash equivalents and restricted cash	(27)	261

Cash, cash equivalents and restricted cash at beginning of period	76,320	43,930
Cash, cash equivalents and restricted cash at end of period	$72,585	$28,032

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$—	$13
Cash paid for interest expense	$—	$52
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$197	$68
Common stock issued for settlement of RSUs	$1,607	$946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

1. Organization and Description of Business
Telaria, Inc. (the “Company”), formerly Tremor Video, Inc., provides a fully programmatic, software platform for premium publishers to analyze, manage and monetize their video advertising across internet connected devices.
On September 11, 2017, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change the Company's name from “Tremor Video, Inc.” to “Telaria, Inc.”  In connection with the name change, the Company’s common stock began trading under a new NYSE ticker symbol, “TLRA,” and the corporate website address was changed to www.telaria.com.
On August 7, 2017, the Company announced the sale of its buyer platform to an affiliate of Taptica International Ltd. (“Taptica”) for total consideration of $50,000, subject to adjustment for working capital.  Refer to Note 3 in notes to consolidated financial statements. The buyer platform enabled advertisers, agencies and other buyers of advertising to discover, buy, optimize and measure the effectiveness of their video ad campaigns across all digital screens.  Following the strategic decision to sell the buyer platform, the Company is focused exclusively on offering a video management platform for publishers.
The Company is headquartered in the State of New York.
2.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements and condensed footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s condensed consolidated balance sheets, statements of operations, comprehensive loss, changes in stockholders equity, and cash flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year or the results for any future periods due to seasonal and other factors, including, but not limited to, as a result of the disposition of the buyer platform. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements and condensed footnotes should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017 filed with the SEC on March 2, 2018. The Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations for the prior periods presented herein have been recast to reflect the results of its buyer platform business that was classified as discontinued operations during the third quarter of 2017. See Note 3 for additional information.
Principles of Consolidation
The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in the accompanying unaudited interim condensed consolidated financial statements.
Use of Estimates
The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
2.  Summary of Significant Accounting Policies (Continued)

Revenue Recognition
The Company generates revenue each time a transaction occurs on our platform based on a simple and transparent fee structure established with our publisher partners. The Company does not purchase and re-sell inventory from publishers and does not collect any fees directly from buyers integrated with our platform. The Company acts as an agent on behalf of publishers and revenue is recognized net of any inventory costs that we remit to publishers when a buyer purchases inventory from a publisher on our platform. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether the Company is acting as the principal or an agent, management followed the accounting guidance for principal-agent considerations. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative. Revenue generated, and costs incurred, related to our publisher platform are reported on a net basis as we are not the primary obligor in our publisher platform transactions as: (1) another party is primarily responsible for fulfilling the contract and we do not have discretion in establishing prices and (2) we do not generally take on inventory risk.
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
The Company measures its stock-based payment awards based on its estimate of the fair value of such award using an option-pricing model, for stock option awards, and the fair value of the Company’s common stock on the date of grant, for restricted stock unit awards.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s condensed consolidated statements of operations.
The Company recognizes compensation expenses for the value of its stock-based payment awards, which have graded vesting criteria based on service and market conditions, using the straight-line method, over the requisite service period of each of the awards, net of actual forfeitures.
In the event of modification of the conditions on which stock-based payment awards were granted, an additional expense is recognized for any modification that increases the total fair value of the stock-based payment arrangement; with modification defined as; (i) an event that increases the fair value of the award; (ii) changes the vesting period of the award; (iii) or changes the classification of the award from equity to liability or liability to equity, for employees, other service providers or non-employees at the date of modification.
For the three months ended March 31, 2018 and 2017, stock-based compensation recorded in continuing operations is as follows:

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense:
Technology and development	129	144
Sales and marketing	309	163
General and administrative	418	437
Total stock-based compensation expense in continuing operations	$856	$744

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
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
On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Act”) into law. Effective January 1, 2018, among other changes, the Act (1) reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) changes the rules relating to net operating loss ("NOL") carryforwards and carrybacks, (3) eliminates the corporate alternative minimum tax ("AMT") and changes how existing AMT credits can be realized; and (4) requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. As a result of the Act, no federal income tax provision related to regular or AMT taxes has been recorded for the period ended March 31, 2018.
Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin No.118 ("SAB 118"), which allows registrants to record provisional amounts during a one-year "measurement period". During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.  As of March 31, 2018, we have not recorded incremental accounting adjustments related to the Act as we continue to consider interpretations of its application.
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

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
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
As of March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $359.
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
During the three months ended March 31, 2018, there was one publisher that accounted for more than 10% of revenue. There were no publishers that accounted for more than 10% of revenue during the three months ended March 31, 2017. At March 31, 2018, and March 31, 2017 there were two DSPs that each accounted for more than 10% of outstanding accounts receivables, respectively.
Prepaid Expenses and Other Current Assets
The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	March 31, 2018	December 31, 2017
Prepaid expenses and other current assets	$3,354	$2,231
Prepaid rent	172	127
Deferred rental income	148	141
Total prepaid expenses and other current assets	$3,674	$2,499
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense on property and equipment is calculated using the straight-line method over the following estimated useful lives:

Computer hardware	3 years
Furniture and fixtures	7 years
Computer software	3 years
Office equipment	3 years

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
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
For the three months ended March 31, 2018 and 2017, the Company recorded depreciation expense of $1,709 and $933, respectively. As of March 31, 2018 and December 31, 2017, accumulated depreciation balance is $10,786 and $9,110, respectively.
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
The Company did not identify any impairment losses in continuing operations related to the Company's long-lived assets during the three months ended March 31, 2018 and 2017.
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
The Company did not identify any impairment of its goodwill at March 31, 2018 and December 31, 2017, and therefore, for the three months ended March 31, 2018 and for the year-ended December 31, 2017, no impairment losses related to goodwill were recorded.
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
Intangible assets that are not considered to have an indefinite useful life are amortized over their estimated useful lives on a straight-line method as follows:

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
2.  Summary of Significant Accounting Policies (Continued)

Customer relationships	5 to 10 years
As of March 31, 2018 and December 31, 2017, accumulated amortization related to intangible assets with a definite useful life is $956 and $881, respectively. Amortization expense recorded related to intangible assets with definite useful life for the three months ended March 31, 2018 and 2017 is $92 and $88, respectively.
Accounts Payable and Accrued Expenses
The Company records accounts payable and accrued expenses at cost when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Trade accounts payable	$37,969	$48,736
Accrued compensation, benefits and payroll taxes	3,977	4,288
Accrued cost of sales	4,793	5,576
Other payables and accrued expenses	1,287	819
Total accounts payable and accrued expenses	$48,026	$59,419
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
Recently Issued Accounting Pronouncements
FASB Accounting Standards Update No. 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220)
In February 2018, Financial Accounting Standards Board, ("FASB") issued an Accounting Standards Update, ("ASU") No. 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2018 with early adoption permitted, including the interim periods. The Company is currently evaluating the impact the update will have on its condensed consolidated financial statements and related disclosures.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
2.  Summary of Significant Accounting Policies (Continued)

FASB Accounting Standards Update No. 2017-09 - Compensation - Stock Compensation (Topic 718)
In September 2017, FASB issued an ASU No. 2017 - 09 Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies and eliminates the diversity of practice as to when a Company must account for the effects of a stock modification. In accordance with the guidance, an entity should not account for the effects of a modification unless all the following criteria are met: 1. The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The requirement is for public business entities to apply the guidance prospectively to annual reporting periods beginning after December 15, 2017 with early adoption permitted, including in the interim periods. The Company adopted this update in the first quarter of 2018 on a prospective basis. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
FASB Accounting Standards Update No. 2017-04 - Intangibles and Other (Topic 350)
In January 2017, FASB issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The pronouncement eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Now the entity compares the fair value of the reporting unit with its carrying amount. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual impairment tests after January 1, 2017. The Company does not believe the adoption of this ASU will have a material impact prospectively, to the Company’s condensed consolidated financial statements and related disclosures.
FASB Accounting Standards Update No. 2017-01 - Business Combinations (Topic 805)
In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendment was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when a set (inputs and processes that produce an output) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2017. The Company adopted this update on a prospective basis in the first quarter of 2018 with no material impact to the Company's condensed consolidated financial statements and related disclosures.
FASB Accounting Standards Update No. 2016-18 - Statement of Cash Flows (Topic 230)
In November 2016, FASB issued Accounting Standards Update ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a Statement of Cash Flow explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash & cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. Public business entities should apply the guidance retrospectively to annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this update in the first quarter of 2018 with no impact to the Company's first quarter 2018 condensed consolidated financial statements and a $770 increase in cash used in operating activities on the Company's condensed and consolidated statements of cash flows for the first quarter of 2017.
FASB Accounting Standards Update No. 2016-15 - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued an ASU, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
2.  Summary of Significant Accounting Policies (Continued)

when cash receipts and cash payments have aspects of more than one class of cash flows. This update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this update in the first quarter of 2018 with no material impact to the Company's condensed consolidated financial statements and related disclosures.
FASB Accounting Standards Update No. 2016-02 — Leases (Topic 842)
In February 2016, the FASB issued ASU No. 2016-02, Leases, which clarifies and improves existing authoritative guidance related to leasing transactions.  This update will require the recognition of lease assets and lease liabilities on the balance sheet and disclosing information about material leasing arrangements.  This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the update will have on its condensed consolidated financial statements and related disclosures.
FASB Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers that provides a comprehensive model for recognizing revenue with customers.  This update clarifies and replaces all existing revenue recognition guidance within U.S. GAAP and may be adopted retrospectively for all periods presented or adopted using a modified retrospective approach.  In August 2015, The FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which deferred the effective date by one year to December 15, 2017 (beginning with the Company’s first quarter in 2018) and permitting early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal vs. Agent Consideration (Reporting Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The Company adopted the new standard in the first quarter of 2018 using the modified retrospective approach, with no material impact to the Company's condensed consolidated financial statements and related disclosures.
3.  Disposition of Buyer Platform
On August 7, 2017, the Company announced the sale of its buyer platform to Taptica for total consideration of $50,000, subject to adjustment for working capital. In connection with the transaction, we entered into a transition services agreement, as amended, pursuant to which we agreed to provide certain services to Taptica through May 31, 2018.
The proceeds from the sale included $1,000 for the right to use the name, “Tremor Video, DSP,” for a period of 18 months following the closing. The Company is currently recognizing the $1,000 in other income within the Condensed Consolidated Statements of Operations ratably over the 18 months period.
In February of 2018, the Company entered into an amended agreement with Taptica to transfer all rights, title and interest in the name "Tremor Video" to Taptica upon achievement of certain payment milestones under a commercial agreement between the parties, which are expected to be received in the second quarter of 2018. Upon receipt of such payments, the remaining balance of $1,000 related to the transfer of the trademark will be recorded in other income.
In connection with the closing of the transaction, the Company recognized a gain on sale of discontinued operations, net of tax of $14,626. Included in the measurement of the gain were estimates for the income taxes due on the gain and the additional cash consideration expected from the buyer related to a closing date net working capital sales price adjustment. The Company finalized such net working capital adjustments and recorded an adjustment of $26 to the gain on sale of discontinued operations, net of tax for the three months ended March 31, 2018.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
3.  Disposition of Buyer Platform (Continued)

The following table presents the major financial lines constituting the results of operations for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2018	2017
Revenue	$—	$35,261
Cost of sales	—	21,259
Gross profit	—	14,002

Operating expenses:
Technology and development	—	3,236
Sales and marketing	—	6,527
General administrative	—	210
Depreciation and Amortization	—	1,328
Total operating expenses	—	11,301
Operating income of discontinued operations before income taxes	—	2,701
Provision for income tax on discontinued operations	—	19
Income from discontinued operations, net of income taxes	$—	$2,682

Gain on sale of discontinued operations before income taxes	26	—
Provision for income taxes on sale of discontinued operations	—	—
Gain on sale of discontinued operations, net of income taxes	26	—

Total income from discontinued operations, net of income taxes	$26	$2,682
The following table presents supplemental cash flow information of the discontinued operations:

	Three Months Ended March 31,
	2018	2017
Non-cash adjustments to net cash from operating activities:
Depreciation and amortization	$—	$1,328
Stock based compensation expense	$—	$272
Cash used in investing activities:
Capital expenditures	$—	$346
4.  Acquisitions
On August 3, 2015, ("Acquisition Date"), the Company acquired all of the outstanding shares of The Video Network Pty, Ltd, an Australian limited liability company, ("TVN").  As consideration for the acquisition, the Company made an initial payment to the TVN Sellers of $3,040 Australian dollars ($2,217 U.S. dollars based on the currency exchange rate on the Acquisition Date). In addition, the former stockholders of TVN (“TVN Sellers”) were eligible to receive cash payments over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones in each of the periods from July 1, 2015 to June 30, 2016 (the “Year 1 Earn-Out Period”) and the period from July 1, 2016 to June 30, 2017 (the “Year 2 Earn-Out Period”), a portion of which was also contingent on continued employment of certain TVN Sellers (the “TVN Employee Sellers”). Subsequent to the date of acquisition, the Company re-measured the estimated fair value of the contingent consideration at each reporting date with any changes in fair value recorded in the Company’s statements of operations.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
4.  Acquisitions (Continued)

For the three months ended March 31, 2017, the Company recorded $55 in mark-to market expense related to the change in contingent consideration for TVN Sellers that were not required to remain employed with the Company and $825 of compensation related expense in connection with the continued employment of the TVN Employee Sellers in sales and marketing expense in the condensed consolidated statement of operations. As of December 31, 2017, all contingent consideration related to the purchase of TVN had been paid.
5.  Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement.  The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value.  If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.  The three-tiers are defined as follows:

•	Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	54,021			54,021	53,853			53,853
Total assets	54,021			54,021	53,853			53,853

(1)
Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include $18,564 and $22,467 of operating cash balances as of March 31, 2018 and December 31, 2017, respectively.

6.  Changes in Accumulated Other Comprehensive Loss
The following tables provide the components of accumulated other comprehensive loss income:

	Foreign Currency Translation Adjustment	Total
Beginning balance at December 31, 2017	$(232)	$(232)
Other comprehensive loss(1)	(70)	(70)
Ending balance at March 31, 2018	$(302)	$(302)

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
6.  Changes in Accumulated Other Comprehensive Loss (Continued)

	Foreign Currency Translation Adjustment	Total
Beginning balance at December 31, 2016	$(331)	$(331)
Other comprehensive loss(1)	86	86
Ending balance at March 31, 2017	$(245)	$(245)

(1)	For the three months ended March 31, 2018 and 2017, there were no reclassifications to or from accumulated other comprehensive (loss) income.
7.  Net Loss Per Share of Common Stock

	Three Months Ended March 31,
	2018	2017
Numerator:
Loss from continuing operations, net of income taxes	$(6,127)	$(9,542)
Income from discontinued operations, net of income taxes	26	2,682
Net loss	$(6,101)	$(6,860)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	51,827,685	49,998,547

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.12)	$(0.19)
Net income from discontinued operations	—	0.05
Net loss	$(0.12)	$(0.14)
The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss from continuing operations per share, net loss per share and net income from discontinued operations per share of common stock because the effect is anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Warrants to purchase common stock	—	31,130
Stock option awards	7,107,364	6,306,296
Restricted stock unit awards	2,537,561	4,788,010
Total anti-dilutive securities	9,644,925	11,125,436

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in the Annual Report on Form 10-K filed with the SEC on March 2, 2018.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations.  Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on March 2, 2018.  You should not rely upon forward-looking statements as predictions of future events.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  We will disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.telaria.com), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls and webcasts.
Overview
Telaria, Inc. provides a fully programmatic, software platform for premium publishers to analyze, manage and monetize their video advertising. Our platform is built specifically for digital video and to support the unique requirements of connected TV, mobile and over-the-top content. We provide publishers with real-time analytics and decisioning tools to optimize their video advertising business, and offer a holistic video monetization solution that allows publishers to efficiently sell their inventory however they want to transact.
Our technology enables publishers to manage and deliver their directly sold and programmatic video inventory through a single platform, allowing them to get a complete picture of their sales efforts and gain important insights into the value of their video inventory across channels. Our platform is integrated with leading third-party demand-side platforms, or DSPs, through server-to-server integrations, which enable publishers to programmatically connect with buyers through private marketplaces or open auctions with significantly reduced latency and response time. In addition, publishers manage their directly sold video inventory through our newly introduced Advanced TV ad server, which was built specifically to meet the unique requirements of CTV.
We provide a full suite of tools for publishers to control their video inventory and protect the integrity of their brand. For instance, through our inventory pricing and presentation controls, publishers are able to define supply hierarchies and demand tiers, set minimum price floors, establish advertiser and category-level black and white lists to manage potential sales channel conflicts, and set pacing and forecasting parameters for campaigns. Our brand safety controls provide publishers with essential tools to ensure that the delivery of an ad campaign does not interfere with the consumer viewing experience, including ad creative review tools, the ability to filter out repetitive ads, and ad-pod features that allow for the serving of multiple ads at once in a manner analogous to commercial breaks in traditional linear television.
Our platform provides publishers with up-to-the-second reporting through a live dashboard and reporting suite, which allows them to effectively monitor buying patterns and make real-time changes to take advantage of market dynamics, as well as extensive analytics that leverage billions of historical data points to drive long term monetization strategy. In addition, clients utilize our inventory intelligence dashboard to access first and third-party data that provides valuable insights into their inventory such as performance, viewability and audience data. This data can then be used by publishers to segment their inventory and create incremental value. We also offer real-time diagnostic capabilities and full transactional transparency to our publisher partners so that they have a complete picture of how their inventory is represented in the marketplace and can immediately identify and act to resolve any issues impacting revenue generation.
We have built long-standing relationships with premium video publishers, and we believe the scale and quality of our client base makes us an important partner to video ad buyers. We provide our platform internationally in Europe, Latin America, and the Asia Pacific regions. Buyers on our platform include some of the largest brand advertisers in the world and our platform is integrated with the leading video volume buyers in digital advertising. We generate revenue each time a transaction occurs on our platform based on a simple and transparent fee structure established with our publisher partners. We do not purchase and re-sell inventory from publishers and do not collect any fees directly from DSPs integrated with our platform.

Historically, we operated a buyer platform business in addition to offering our video management platform for publishers. We recently made the strategic decision to focus our business exclusively on offering our video management platform for publishers, and on August 7, 2017, we announced that we had completed the sale of the assets and liabilities primarily related to our buyer platform to an affiliate of Taptica International Ltd. or Taptica, for total consideration of $50 million, subject to adjustment for working capital. As a result of the sale, we no longer provide a buyer platform solution. Accordingly, the results of operations for the buyer platform are reflected as discontinued operations in our financial statements for all periods presented herein.

On September 27, 2017, we changed our name from “Tremor Video, Inc.” to “Telaria, Inc.” In connection with the name change, our NYSE ticker symbol was changed to “TLRA” and our corporate website address was changed to www.telaria.com.

For the quarter ended March 31, 2018, our revenue from continuing operations increased to $9.6 million, compared to $6.1 million for the quarter ended March 31, 2017, an increase of 56.4%.  Over the same period, our gross margin increased to 89.3% for the quarter ended March 31, 2018, compared to 87.6% for the quarter ended March 31, 2017. Our loss from continuing operations, net of income taxes decreased from a loss of $9.5 million for the quarter ended March 31, 2017 to a loss from continuing operations, net of income taxes of $6.1 million for the quarter ended March 31, 2018, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) increased from a loss of $6.7 million to a loss of $3.3 million for the same respective periods.

Key Metrics
We monitor the key metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Revenue, gross margin and net loss from continuing operations, net of income taxes are discussed under the headings “Components of our Results of Operations.”  Adjusted EBITDA is discussed immediately following the table below.

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands) (unaudited)
Revenue	$9,601	$6,139
Gross margin	89.3%	87.6%
Loss from continuing operations, net of income taxes	(6,127)	(9,542)
Adjusted EBITDA	$(3,325)	$(6,748)

Adjusted EBITDA
Adjusted EBITDA represents our loss from continuing operations, net of income taxes, before depreciation and amortization expense, total interest and other expense (income), net, provision (benefit) for income taxes, and as adjusted to eliminate the impact of non-cash stock-based compensation expense, acquisition-related costs, mark-to-market expense, executive severance, retention and recruiting costs, expenses for transitional services, and other adjustments.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses we do not consider to be indicative of our core operating performance in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.
Adjusted EBITDA is a non-GAAP financial measure. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (d) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (e) Adjusted EBITDA does not reflect acquisition-related costs, executive severance, retention and recruiting costs, expenses for transitional services and other adjustments that may represent a reduction in cash available to us; and (f) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results.
The following table presents a reconciliation of adjusted EBITDA to loss from continuing operations, net of income taxes, the most directly comparable U.S. GAAP measure, for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands) (unaudited)
Loss from continuing operations, net of income taxes	$(6,127)	$(9,542)
Adjustments:
Depreciation and amortization expense	1,801	1,021
Total interest and other income (expense), net	(714)	27
Provision (benefit) for income taxes	14	(10)
Stock-based compensation expense	856	744
Acquisition-related costs(1)	—	825
Mark-to-market expense(2)	—	55
Executive severance, retention and recruiting costs	143	30
Expenses for transitional services(3)	389	—
Other adjustments(4)	313	102
Total net adjustments	2,802	2,794
Adjusted EBITDA	$(3,325)	$(6,748)

(1)
For the three months ended March 31, 2017, reflects acquisition-related costs incurred in connection with our acquisition of The Video Network Pty, Ltd, an Australian proprietary limited company ("TVN").  Includes compensation-related expenses related to contingent consideration payments to certain TVN sellers that were subject to continued employment. Refer to Note 4 - Acquisition, in the notes to the condensed consolidated financial statements.

(2)
Reflects expense incurred based on the re-measurement, at March 31, 2017, of the estimated fair value of earn-out payments that were paid in connection with the acquisition of TVN and which were not conditioned on continued employment. Refer to Note 4 - Acquisition in the notes to the condensed consolidated financial statements.

(3)	Reflects costs incurred providing transitional services following the sale of our buyer platform.

(4)
For the three months ended March 31, 2018, reflects rent expense for our future corporate headquarters, which are currently unoccupied. For the three months ended March 31, 2017, reflects amounts accrued in connection with a one-time change in our employee vacation policy for the first quarter of 2017.

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
Technology and Development Expense. Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for product development and engineering personnel. Additional expenses in this category include travel and other related overhead. Due to the rapid development and changes in our business, we have expensed all technology and development expenses in the same period that the costs were incurred. We intend to continue to invest in our technology and development efforts. We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.
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
General and Administrative Expense. General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees.  Additional expenses in this category include legal, accounting, investor relations and other professional fees, insurance, public company expenses, including costs associated with becoming compliant with the Sarbanes-Oxley Act, travel and other related overhead. We expect our general and administrative expenses to increase in absolute dollars in future periods as a result of incurring additional expenses becoming compliant with the Sarbanes-Oxley Act.
Depreciation and Amortization Expense. Depreciation and amortization expense primarily consists of our depreciation expense related to investments in property, equipment and software as well as the amortization of certain intangible assets.
Mark-to-Market Expense. Mark-to-market expense consists primarily of expense related to contingent consideration incurred in connection with our acquisition of TVN in August 2015 (refer to note 4 in notes to condensed consolidated financial statements).
Interest and Other Income (Expense), Net
Interest and other income (expense), net consist primarily of interest income, interest expense, and foreign exchange transaction gains and losses.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense is primarily attributable to interest paid on taxes and fees to local jurisdictions.  As of March 31, 2018, and December 31, 2017, we did not have any outstanding borrowings under our credit facility.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of minimum U.S. state and local taxes, income taxes in foreign jurisdictions in which we conduct business and deferred income taxes.
Results of Operations
The following table is a summary of our consolidated statements of operations data for each of the periods indicated.  The period-to-period comparisons of the results are not necessarily indicative of our results for future periods.  The results of operations of our buyer platform are included in “Income from discontinued operations, net of income taxes.”

	Three Months Ended March 31,
	2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$9,601	100%	$6,139	100.0%
Cost of revenue	1,028	10.7	764	12.5
Gross profit	8,573	89.3	5,375	87.6

Operating expenses:
Technology and development	2,308	24.0	2,425	39.5
Sales and marketing	6,293	65.6	6,526	106.3
General and administrative	4,998	52.1	4,873	79.4
Depreciation and amortization	1,801	18.8	1,021	16.6
Mark-to-market	—	—	55	0.9
Total operating expenses	15,400	160.4	14,900	242.7

Loss from continuing operations	(6,827)	(71.1)	(9,525)	(155.2)
Total interest and other (expense) income, net	714	7.4	(27)	(0.4)
Loss from continuing operations before provision for income taxes	(6,113)	(63.7)	(9,552)	(155.6)
Provision (benefit) for income taxes	14	0.2	(10)	(0.2)
Loss from continuing operations, net of income taxes	(6,127)	(63.8)	(9,542)	(155.4)%
Income from discontinued operations, net of income taxes	26	0.3	2,682	43.7
Net loss	$(6,101)	(63.6)%	$(6,860)	(111.7)%

Comparison for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		Change Increase/ (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Revenue	$9,601	$6,139	$3,462	56.4%

Revenue
Our revenue during the three months ended March 31, 2018 increased to $9.6 million from $6.1 million for the same period in 2017, an increase of 56.4%. The increase in our revenue resulted from an increase in the amount of spend being transacted through our platform, including spend transacted by our former buyer platform following its sale to Taptica in August 2017.

	Three Months Ended March 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$1,028	$764	$264	34.6%
Gross profit	8,573	5,375	3,198	59.5%
Gross margin	89.3%	87.6%
Cost of Revenue, Gross Profit and Gross Margin
Our cost of revenue during the three months ended March 31, 2018, increased to $1.0 million from $0.8 million for the three months ended March 31, 2017. The increase in our cost of revenue primarily reflects an increase in hosting fees corresponding with additional spend being transacted through our platform.

For the three months ended March 31, 2018, gross profit was $8.6 million, an increase of $3.2 million, or 59.5%, compared to the prior year period.
Our gross margin increased to 89.3% for the three months ended March 31, 2018 from 87.6% for the three months ended March 31, 2017.

	Three Months Ended March 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$2,308	$2,425	$(117)	(4.8)%
% of total revenue	23.8%	39.5%

Technology and Development Expense
The decrease in technology and development expense during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily attributable to a $0.1 million decrease in salaries, incentive compensation, stock-based compensation and overhead costs.

	Three Months Ended March 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$6,293	$6,526	$(233)	(3.6)%
% of total revenue	64.8%	106.3%

Sales and Marketing Expense
The decrease in sales and marketing expense during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was attributable to a $0.3 million decrease in bad debt expense and a $0.2 million decrease in salaries, incentive compensation, stock-based compensation, and marketing costs, which was partially offset by a $0.3 million increase in overhead costs.

	Three Months Ended March 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$4,998	$4,873	$125	2.6%
% of total revenue	51.5%	79.4%

General and Administrative Expense
The increase in general and administrative expense during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily attributable to a $0.3 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, which was partially offset by a $0.2 million decrease in legal fees.

	Three Months Ended March 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$1,801	$1,021	$780	76.4%
% of total revenue	18.6%	16.6%

Depreciation and Amortization Expense
The increase in depreciation and amortization expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to accelerated depreciation on leasehold improvements and furniture and fixtures that will not be moved to our new corporate headquarters.

	Three Months Ended March 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Mark-to-market expense	$—	$55	$(55)	(100.0)%
% of total revenue	NM	0.9%

Mark-to-Market Expense
Mark-to-market expense related to the Company’s re-measurement of the estimated fair value of contingent consideration that was due in connection with the acquisition of TVN (refer to note 4 in the notes to condensed consolidated financial statements).  Contingent consideration was paid in full as of September 30, 2017 and as a result, there was no mark-to-market expense during the three months ended March 31, 2018.

	Three Months Ended March 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Total interest and other (expense) income, net	$714	$(27)	$741	(2,744.4)%
% of total revenue	7.4%	(0.4)%

Interest and Other Income (Expense), Net
The increase in total interest and other income (expense), net during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily attributable to an increase of $0.4 million in transitional services income related to services provided to the acquirer following the sale of our buyer platform, $0.2 million relating to licenses of intellectual property and the remaining increase attributable to interest income.

	Three Months Ended March 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Provision (benefit) for income taxes	$14	$(10)	$24	(240.0)%
% of total revenue	0.1%	(0.2)%

Provision (benefit) for income taxes
The provision (benefit) for income taxes for the three month periods ended March 31, 2018 and 2017 is immaterial for both periods.

Income from Discontinued Operations
In August 2017, we completed the sale of our buyer platform to Taptica. The consideration received was $50 million, subject to adjustment for working capital (refer to Note 3 in the condensed consolidated financial statements).  The results of our buyer platform have been recast as discontinued operations.
For the three months ended March 31, 2018, income from discontinued operations consisted of final working capital adjustments.
Liquidity and Capital Resources
Our Condensed Consolidated Statement of Cash Flows (Unaudited) includes cash flows from discontinued operations related to our buyer platform.  Except for disclosures related to our working capital, liquidity and cash flows, or unless otherwise specified, disclosures in this management’s discussion and analysis of financial condition and results of operations relate solely to our continuing operations.
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of March 31,
	2018	2017
	(dollars in thousands)
Cash and cash equivalents	$72,585	$28,032
Accounts receivable, net of allowance for doubtful accounts	46,933	23,558
Working capital	$73,673	$71,511
Our cash and cash equivalents at March 31, 2018 were held for working capital purposes. We do not enter investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Sources of Liquidity
Cash and Cash Equivalents
Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $72.6 million and $76.3 million as of March 31, 2018 and December 31, 2017, respectively.
Credit Facility
We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly.  The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit.  The credit facility matures in January 2020.  While we had no outstanding borrowings under the credit facility as of March 31, 2018 and December 31, 2017, our lender has issued standby letters of credit in favor of the landlord of our headquarters totaling $2.3 million, which can be drawn down from amounts available under the credit facility.
The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months, tested quarterly.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  Subject to certain exceptions, we are also required to maintain all of our cash and cash equivalents at accounts with the lender. We were in compliance with all covenants as of March 31, 2018 and through the date of this filing.
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
Historical Cash Flows
The following table summarizes our historical cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(3,798)	$(12,537)
Investing activities	(256)	(754)
Financing activities	346	(2,868)

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
During the three months ended March 31, 2018, our net cash used in operating activities was $3.8 million and consisted of a loss from continuing operations, net of income taxes of $6.1 million, and a $0.4 million decrease in net cash resulting from changes in working capital, which was partially offset by $2.7 million in adjustments for non-cash items. The components of our net loss from continuing operations are described in greater detail above under “Results of Operations”. Adjustments for non-cash items consisted of $1.8 million in depreciation and amortization expense and $0.9 million in non-cash stock-based compensation expense. The decrease in cash resulting from changes in our working capital of $0.4 million during the three months ended March 31, 2018 consisted of a $11.6 million decrease in accounts payable and accrued expense, a $1.0 million increase in prepaid expenses and other current assets, and a $0.9 million decrease in other changes in our working capital, partially offset by a $12.4 million decrease in accounts receivable and a $0.7 million increase in deferred rent and other current liabilities.
During the three months ended March 31 2017, our net cash used in operating activities was $12.5 million and consisted of a loss from continuing operations, net of income taxes of $9.5 million and a $10.2 million decrease in net cash resulting from changes in working capital, which was partially offset by income from discontinued operations, net of income taxes of $2.7 million and adjustments for non-cash items of $4.5 million. Adjustments for non-cash items primarily consisted of $2.3 million in depreciation and amortization expense, $1.0 million in non-cash stock-based compensation expense, $0.9 million in mark-to-market expense related to our acquisition of TVN and $0.3 million of other net adjustments for non-cash items. The decrease in cash resulting from changes in our working capital during the three months ended March 31, 2017 primarily consisted of a $20.5 million net decrease in accounts payable and accrued expenses, a $0.8 million increase in prepaid expenses and other current assets and $0.2 million in deferred rent and other current liabilities, partially offset by an increase of $11.3 million in accounts receivable.

Investing Activities
For the three months ended March 31, 2018 and March 31, 2017, our net cash used by investing activities was $0.3 million and $0.8 million, respectively, and consisted of the purchase of property and equipment.
Financing Activities
For the three months ended March 31, 2018, our net cash provided by financing activities was $0.3 million, which consisted of $1.0 million in proceeds received from the exercise of stock option awards, $0.2 million of proceeds received in connection with shares purchased under our ESPP, partially offset by $0.9 million tax payments on behalf of employees related to net share settlements of restricted stock unit awards.
For the three months ended March 31, 2017, our net cash used in financing activities was $2.9 million, which consisted primarily of purchases of common stock pursuant to our share repurchase program of $2.4 million and tax payments on behalf of employees related to net share settlements of restricted stock unit awards of $0.7 million, partially offset by proceeds received in connection with shares purchased under our ESPP and the exercise of stock option awards of $0.3 million.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission on March 2, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk primarily related to changes in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into hedging arrangements to manage the risks described below.
Interest Rate Risk
We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2018 and sustained through the period ended March 31, 2018, would not have been material.  We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes to our risk factors as compared to the risk factors described in our Annual Report on Form 10-K for the year end December 31, 2017, filed with the SEC on March 2, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)         Recent Sales of Unregistered Equity Securities
None
(b)         Use of Proceeds
None.
(c)  Issuer Purchases of Equity Securities
None
Item 3.  Defaults upon Senior Securities.
Not applicable.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
(a)                  List of Exhibits

Exhibit Number	Exhibit Description

10.1+	First Amendment to the Amended and Restated Loan and Security Agreement, dated January 26, 2018, by and between the Registrant and the Silicon Valley Bank.

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification Pursuant of Principal Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification Pursuant of Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

TELARIA, INC.

By:	/s/ Mark Zagorski
Mark Zagorski
Chief Executive Officer

Date:	May 8, 2018

TELARIA, INC.

By:	/s/ John S. Rego
John S. Rego
Senior Vice President and Chief Financial Officer

Date:	May 8, 2018