Form 10-Q
period 2018-06-30
Telaria, Inc.
filed 2018-08-09
CIK 1375796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 001-35982
TELARIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5480343
(State or another jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

222 Broadway, 16th Floor, New York, NY	10038
(Address of principal executive offices)	(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2018, there were 52,566,360 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TELARIA, INC
FORM 10-Q

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Telaria, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,950	$76,320
Accounts receivable, net	60,021	59,288
Prepaid expenses and other current assets	3,541	2,499
Total current assets	128,512	138,107
Long-term assets:
Property and equipment, net	3,222	3,194
Intangible assets, net	4,926	1,307
Goodwill	9,658	6,320
Deferred tax assets	332	332
Other assets	938	1,168
Total long-term assets	19,076	12,321

Total assets	$147,588	$150,428

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$61,171	$59,419
Deferred rent, short-term	838	808
Contingent consideration on acquisition	1,443	—
Deferred income	31	674
Other current liabilities	748	53
Total current liabilities	64,231	60,954
Long-term liabilities:
Deferred rent	5,990	5,260
Deferred tax liabilities	1,385	338
Other non-current liabilities	98	737
Total liabilities	71,704	67,289
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 56,259,264 and 55,136,038 shares issued and 52,413,768 and 51,290,542 outstanding as of June 30, 2018 and December 31, 2017, respectively	5	5
Treasury stock, at cost: 3,845,496 shares as of June 30, 2018 and December 31, 2017	(8,443)	(8,443)
Additional paid-in capital	290,516	288,277
Accumulated other comprehensive loss	(504)	(232)
Accumulated deficit	(205,690)	(196,468)
Total stockholders’ equity	75,884	83,139
Total liabilities and stockholders’ equity	$147,588	$150,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$12,430	$9,934	22,031	16,073
Cost of revenue	1,136	917	2,164	1,681
Gross profit	11,294	9,017	19,867	14,392

Operating expenses:
Technology and development	2,305	2,109	4,613	4,534
Sales and marketing	6,646	7,700	12,938	14,226
General and administrative	5,365	4,774	10,363	9,647
Restructuring costs	117	—	117	—
Depreciation and amortization	874	990	2,675	2,011
Mark-to-market	—	93	—	148
Total operating expenses	15,307	15,666	30,706	30,566

Loss from continuing operations	(4,013)	(6,649)	(10,839)	(16,174)

Interest and other income (expense), net:
Interest expense	(45)	(33)	(48)	(67)
Other income (expense), net	1,127	(45)	1,844	(38)
Total interest and other income (expense), net	1,082	(78)	1,796	(105)

Loss from continuing operations before income taxes	(2,931)	(6,727)	(9,043)	(16,279)

Provision for income taxes	29	89	43	79

Loss from continuing operations, net of income taxes	(2,960)	(6,816)	(9,086)	(16,358)

Loss on sale of discontinued operations, net of income taxes	(161)	—	(136)	—
Income from discontinued operations, net of income taxes	—	4,516	—	7,198
Total income (loss) from discontinued operations, net of income taxes	(161)	4,516	(136)	7,198

Net loss	$(3,121)	$(2,300)	$(9,222)	$(9,160)

Net income (loss) per share — basic and diluted:
Loss from continuing operations, net of income taxes	$(0.06)	$(0.14)	$(0.18)	$(0.32)
Income from discontinued operations, net of income taxes	—	0.09	—	0.14
Net loss	$(0.06)	$(0.05)	$(0.18)	$(0.18)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	52,241,605	50,205,913	52,035,788	50,102,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(3,121)	$(2,300)	$(9,222)	$(9,160)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(202)	41	(272)	127
Comprehensive loss	$(3,323)	$(2,259)	$(9,494)	$(9,033)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Total
	Share	Capital	Share	Capital	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2017	55,136,038	$5	(3,845,496)	$(8,443)	$288,277	$(232)	$(196,468)	$83,139
Exercise of stock options awards	399,246	—			1,178			1,178
Stock-based compensation expense					1,836			1,836
Common stock issued for settlement of restricted stock units net of 222,202 shares withheld to satisfy income tax withholding obligations	639,565				(1,014)			(1,014)
Common stock issuance in connection with employee stock purchase plan	84,415				239			239
Net loss							(9,222)	(9,222)
Foreign currency translation adjustment	—	—	—	—	—	(272)	—	(272)
Balance as of June 30, 2018	56,259,264	$5	(3,845,496)	$(8,443)	$290,516	$(504)	$(205,690)	$75,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(9,086)	$(16,358)
Total income (loss) from discontinued operations	(136)	7,198
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,675	4,706
Bad debt expense	163	325
Mark-to-market expense	—	148
Compensation expense related to the acquisition contingent consideration	—	1,810
Loss on disposal of property and equipment	21	—
Stock-based compensation expense	1,836	2,065
Deferred tax benefit	—	40
Net changes in operating assets and liabilities:
Decrease in accounts receivable	709	4,742
(Increase)/decrease in prepaid expenses, other current assets and other long-term assets	(776)	161
Increase/(decrease) in accounts payable and accrued expenses	615	(8,892)
Increase/(decrease) in other current liabilities	243	(79)
Increase/(decrease) in deferred rent and security deposits payable	760	(315)
(Decrease)/increase in deferred income	(657)	90
Decrease in other liabilities	(639)	—
Net cash used in operating activities	(4,272)	(4,359)

Cash flows from investing activities:
Purchase of property and equipment	(2,505)	(895)
Acquisition, net of cash received	(4,856)	—
Net cash used in investing activities	(7,361)	(895)

Cash flows from financing activities:
Proceeds from the exercise of stock options awards	1,178	62
Proceeds from issuance of common stock under employee stock purchase plan	239	255
Principal portion of capital lease payments	—	(187)
Treasury stock — repurchase of stock	—	(2,406)
Tax withholdings related to net share settlements of restricted stock unit awards (RSUs)	(1,014)	(709)
Net cash provided by (used in) financing activities	403	(2,985)

Net decrease in cash, cash equivalents and restricted cash	(11,230)	(8,239)

Effect of exchange rate changes in cash, cash equivalents and restricted cash	(140)	462

Cash, cash equivalents and restricted cash at beginning of period	76,320	43,930
Cash, cash equivalents and restricted cash at end of period	$64,950	$36,153

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$53	$74
Cash paid for interest expense	$—	$90
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$—	$72
Contingent consideration related to acquisition	$1,443	$—
Cash holdback related to acquisition	$452	$—
Deferred tax liability related to acquisition	$1,092	$—
Common stock issued for settlement of RSUs	$2,834	$1,879

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
2.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements and condensed footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated balance sheets, statements of operations, comprehensive loss, changes in stockholders equity, and cash flows for the interim periods presented in addition to the acquisition of SlimCut Media SAS, a French société par actions simplifiée incorporated under the laws of France (“SlimCut”), and restructuring cost adjustments. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year or the results for any future periods due to seasonal and other factors, including, but not limited to, the Company’s acquisition of SlimCut and the disposition of the buyer platform. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements and condensed footnotes should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017 filed with the SEC on March 2, 2018. The Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations for the prior periods presented herein have been recast to exclude the results of its buyer platform business that was classified as discontinued operations during the third quarter of 2017. See Note 3 for additional information.
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
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
2.  Summary of Significant Accounting Policies (Continued)

Revenue Recognition
The Company generates revenue each time a transaction occurs on its platform based on a simple and transparent fee structure established with its publisher partners and does not collect any fees directly from buyers integrated with its platform. For substantially all transactions generated through its platforms, the Company acts as an agent on behalf of publishers and revenue is recognized net of any inventory costs that it remits to publishers.
The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether the Company is acting as the principal or an agent, management followed the accounting guidance for principal-agent considerations. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative. Substantially all of the revenue generated, and costs incurred, related to our platforms are reported on a net basis as we are not the primary obligor in our publisher platform transactions as: (1) another party is primarily responsible for fulfilling the contract and we do not have discretion in establishing prices and (2) we do not generally take on inventory risk. For certain transactions, the Company reports revenue on a gross basis, based primarily on its determination that it acts as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions.
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
For the three and six months ended June 30, 2018 and 2017, stock-based compensation recorded in continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense:
Technology and development	$124	$156	$253	$300
Sales and marketing	394	187	704	350
General and administrative	462	409	879	846
Total stock-based compensation expense in continuing operations	$980	$752	$1,836	$1,496

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
On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Act”) into law. Effective January 1, 2018, among other changes, the Act (1) reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) changes the rules relating to net operating loss ("NOL") carryforwards and carrybacks, (3) eliminates the corporate alternative minimum tax ("AMT") and changes how existing AMT credits can be realized; and (4) requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. As a result of the Act, no federal income tax provision related to regular or AMT taxes has been recorded for the period ended June 30, 2018.
Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin No.118 ("SAB 118"), which allows registrants to record provisional amounts during a one-year "measurement period". During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.  As of June 30, 2018, we have not recorded incremental accounting adjustments related to the Act as we continue to consider interpretations of its application.
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
As of June 30, 2018 and December 31, 2017 the allowance for doubtful accounts was $1,013 and $359, respectively.
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
During the three and six months ended June 30, 2018, there were two publishers that accounted for more than 10% of revenue. There were no publishers that accounted for more than 10% of revenue during the three and six months ended June 30, 2017. At June 30, 2018 and December 31, 2017 there were two and three DSPs that each accounted for more than 10% of outstanding accounts receivables, respectively.
Prepaid Expenses and Other Current Assets
The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	June 30, 2018	December 31, 2017
Prepaid expenses and other current assets	$3,229	$2,231
Prepaid rent	168	127
Deferred rental income	144	141
Total prepaid expenses and other current assets	$3,541	$2,499

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
For the three and six months ended June 30, 2018 and 2017, the Company recorded depreciation expense of $755 and $2,464 and $902 and $1,835, respectively. As of June 30, 2018 and December 31, 2017, the accumulated depreciation balance is $2,119 and $9,110, respectively.
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
The Company did not identify any impairment losses in continuing operations related to the Company's long-lived assets during the three and six months ended June 30, 2018 and 2017.
Accounts Payable and Accrued Expenses
The Company records accounts payable and accrued expenses at cost when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
Trade accounts payable	$49,795	$48,736
Accrued compensation, benefits and payroll taxes	4,352	4,288
Accrued cost of sales	4,762	5,576
Other payables and accrued expenses	2,262	819
Total accounts payable and accrued expenses	$61,171	$59,419
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
Recently Issued Accounting Pronouncements
FASB Accounting Standards Update No. 2018-07 - Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)
In June 2018, Financial Accounting Standards Board, ("FASB") issued an Accounting Standards Update, ("ASU") No. 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendment simplifies the accounting for equity based payments to nonemployees by expanding the scope of Topic 718 to include nonemployees. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2018 with early adoption permitted, including interim periods. The Company does not believe adoption of this amendment will have a material impact prospectively to the Company's condensed consolidated financial statements and related disclosures.
FASB Accounting Standards Update No. 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220)
In February 2018, FASB issued an ASU No. 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2018 with early adoption permitted, including the interim periods. The Company is currently evaluating the impact the update will have on its condensed consolidated financial statements and related disclosures.
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
FASB Accounting Standards Update No. 2016-18 - Statement of Cash Flows (Topic 230)
In November 2016, FASB issued Accounting Standards Update ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a Statement of Cash Flow explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash & cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. Public business entities should apply the guidance retrospectively to annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this update in the first quarter of 2018 with no impact to the Company's six months 2018 condensed consolidated financial statements and a $770 increase in cash used in operating activities on the Company's condensed and consolidated statements of cash flows for the six months of 2017.
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
FASB Accounting Standards Update No. 2016-02 — Leases (Topic 842)
In February 2016, the FASB issued ASU No. 2016-02, Leases, which clarifies and improves existing authoritative guidance related to leasing transactions.  This update will require the recognition of lease assets and lease liabilities on the balance sheet and disclosing information about material leasing arrangements.  This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet and the impact on our current lease portfolio from both a lessor and lessee perspective. To facilitate the implementation of this guidance, the Company has hired an outside consulting firm to assist the Company in identifying our significant leases by geography and by asset type that will be impacted by the new guidance and in the process of identifying and implementing a new software platform for administering our leases and facilitating compliance with the new guidance. The Company expects to implement this guidance in the first quarter of 2019.
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
The Company transferred full title and interest in the name "Tremor Video" to Taptica during the second quarter of 2018, in consideration for Taptica reaching certain payment milestones under a commercial agreement between the parties. As a result of the title transfer, the remaining balance of $566 related to the transfer of the trademark is recorded in other income.
In connection with the closing of the transaction, the Company recognized a gain on sale of discontinued operations, net of tax, of $14,626 in the third quarter of 2017. Included in the measurement of the gain were estimates for the income taxes due on the gain and the additional cash consideration expected from the buyer related to a closing date net working capital sales price adjustment. The Company recognized losses on sale of discontinued operations for the three and six months ended June 30, 2018 as a result of net working capital adjustments in the amounts of $(161) and $(136), respectively. The losses recorded for the three and six months ended June 30, 2018 partially offset the gain on sale of discontinued operations originally recognized in the third quarter of 2017.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
3.  Disposition of Buyer Platform (Continued)

The following table presents the major financial lines constituting the results of operations for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$38,933	—	74,194
Cost of revenue	—	23,524	—	44,783
Gross profit	—	15,409	—	29,411

Operating expenses:
Technology and development	—	3,081	—	6,317
Sales and marketing	—	6,208	—	12,735
General administrative	—	231	—	441
Depreciation and Amortization	—	1,367	—	2,695
Total operating expenses	—	10,887	—	22,188
Operating income of discontinued operations before income taxes	—	4,522	—	7,223
Provision for income tax on discontinued operations	—	6	—	25
Income from discontinued operations, net of income taxes	$—	$4,516	—	7,198

Loss on sale of discontinued operations before income taxes	(161)	—	(136)	—
Provision for income taxes on sale of discontinued operations	—	—	—	—
Loss on sale of discontinued operations, net of income taxes	(161)	—	(136)	—

Total income (loss) from discontinued operations, net of income taxes	$(161)	$4,516	$(136)	$7,198
The following table presents supplemental cash flow information of the discontinued operations:

	Six Months Ended June 30,
	2018	2017
Non-cash adjustments to net cash from operating activities:
Depreciation and amortization	$—	$2,695
Stock based compensation expense	$—	$569
Cash used in investing activities:
Capital expenditures	$—	$462
4.  Acquisitions
On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut, a global video technology solutions company that is focused on serving premium publishers in Canada and France, pursuant to a stock purchase agreement between the Company and the sellers identified therein. As consideration for the acquisition, the Company made an initial payment to the sellers of $5,458, subject to certain adjustments set forth in the purchase agreement. In addition, the sellers are eligible to receive future cash payments up to $1,500 based on certain financial milestones of SlimCut during fiscal year 2018.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
4. Acquisitions (Continued)

The fair value of the contingent consideration as of June 8, 2018 is $1,443 and is included in the purchase price of SlimCut. The Company re-measured the estimated fair value of the contingent consideration as of June 30, 2018, with no material change in fair value. As a result, no mark-to market expense is recorded for the three month period ended June 30, 2018.

The results of operations of SlimCut have been included in the Company’s condensed consolidated statements of operations since the acquisition.  The financial effects of this acquisition, individually and in the aggregate, were not material to the Company’s consolidated condensed balance sheet and statement of operations as of and for the three and six month periods ended June 30, 2018 and, therefore, proforma results are not presented.
On August 3, 2015, the Company acquired all of the outstanding shares of The Video Network Pty, Ltd, an Australian limited liability company, ("TVN").  As consideration for the acquisition, the Company made an initial payment to the TVN Sellers of $3,040 Australian dollars ($2,217 U.S. dollars based on the currency exchange rate on the date of the acquisition). In addition, the former stockholders of TVN (“TVN Sellers”) were eligible to receive cash payments over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones in each of the periods from July 1, 2015 to June 30, 2016 (the “Year 1 Earn-Out Period”) and the period from July 1, 2016 to June 30, 2017 (the “Year 2 Earn-Out Period”), a portion of which was also contingent on continued employment of certain TVN Sellers (the “TVN Employee Sellers”). Subsequent to the date of acquisition, the Company re-measured the estimated fair value of the contingent consideration at each reporting date with any changes in fair value recorded in the Company’s statements of operations.
For the three and six months ended June 30, 2017, the Company recorded $93 and $148 in mark-to market expense related to the change in contingent consideration for TVN Sellers that were not required to remain employed with the Company and $985 and $1,810 of compensation related expense in connection with the continued employment of the TVN Employee Sellers. Compensation related expense in connection with the continued employment of the TVN Employee Sellers is recorded in sales and marketing expense in the condensed consolidated statement of operations. As of December 31, 2017, all contingent consideration related to the purchase of TVN had been paid.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
5.  Fair Value Measurements (Continued)

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$49,233	$—	$—	$49,233	$53,853	$—	$—	$53,853
Total assets	$49,233	$—	$—	$49,233	$53,853	$—	$—	$53,853
Liabilities:
Contingent consideration on acquisition liability(2)	$—	$—	$1,443	$1,443	$—	$—	$—	$—
Total liabilities	$—	$—	$1,443	$1,443	$—	$—	$—	$—

(1)
Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value. Amounts above do not include $15,717 and $22,467 of operating cash balances as of June 30, 2018 and December 31, 2017, respectively.

(2)
On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut.  In connection with the acquisition, the former stockholders of SlimCut are eligible to receive future cash payments contingent on the operating performance of SlimCut in reaching certain financial milestones. In estimating the fair value of the contingent consideration on the date of acquisition, the Company used a Monte-Carlo valuation model based on future expectations on reaching financial milestones, other management assumptions (including operating results, business plans, anticipated future cash flows, and marketplace data), and the weighted-probabilities of possible payments. These assumptions were based on significant inputs not observed in the market and, therefore, represent a Level 3 measurement. Subsequent to the date of acquisition, the Company re-measured the estimated fair value of the contingent consideration as of June 30, 2018 with no material change in the estimated fair value of the contingent consideration. Any changes in the unobservable inputs could significantly impact the estimated fair value of the contingent consideration.

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

2018

Beginning Balance at January 1, 2018	$—
Contingent consideration (SlimCut Acquisition)	1,443
Mark-to-market(1)	—
Balance as of June 30, 2018	$1,443

(1)
As of June 30, 2018, there is no mark-to-market expense incurred based on the Company’s re-measurement of the estimated fair value of the contingent consideration relating to the acquisition of SlimCut. Amounts recorded as mark-to-market expense relating to Level 3 instruments are recorded in operating expense.  Refer to the table above regarding assumptions used for Level 3 instruments, and note 4 for further discussion of contingent consideration payments owed in connection with the Company’s acquisition of SlimCut.

6.  Goodwill and Intangible Assets, Net
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
The Company evaluates goodwill and other intangible assets with indefinite lives for impairment annually as of October 1st, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company adopted FASB Accounting Standards Update (“ASU”)

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
6.  Goodwill and Intangible Assets, Net (Continued)

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
The Company did not identify any impairment of its goodwill as of June 30, 2018 and December 31, 2017, and therefore, for the three and six months ended June 30, 2018 and for the year-ended December 31, 2017, no impairment losses related to goodwill were recorded.
The changes in the carrying amount of goodwill as of June 30, 2018 are as follows:

June 30, 2018

Beginning balance as of January 1, 2018	$6,320
Acquisition-related goodwill	3,434
Foreign exchange impact	(96)
Ending Balance as of June 30, 2018	$9,658

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
The Company did not identify any impairment of intangible assets as of June 30, 2018 and December 31, 2017, and therefore, for the three and six months ended June 30, 2018 and for the year-ended December 31, 2017, no impairment losses related to intangible assets were recorded.
Intangible assets that are not considered to have an indefinite useful life are amortized over their estimated useful lives on a straight-line method as follows:

Customer relationships	5 - 10 years
Technology	5 years
Information regarding the Company’s acquisition-related intangible assets, net is as follows:

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships(1)	$4,955	$(1,017)	$3,938
Technology(2)	1,000	(12)	988
Total acquisition-related intangible assets, net	$5,955	$(1,029)	$4,926

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
6.  Goodwill and Intangible Assets, Net (Continued)

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships(1)	$2,188	$(881)	$1,307

(1) Gross carrying amount increased $2,900 from December 31, 2017 to June 30, 2018 due to the acquisition of SlimCut and decreased $133 from the foreign exchange impact for the same period. From December 31, 2017 to June 30, 2018, amortization expense increased by $197, offset by foreign exchange impact over the same period of $61.
(2) The increase in gross carrying amount and accumulated amortization of $1,000 and $12, respectively, for the six months ended June 30, 2018 is due to the acquisition of SlimCut.
Amortization expense for the three and six months ended June 30, 2018 is $119 and $211, respectively. For the three and six months ended June 30, 2017 amortization expense was $88 and $176, respectively.
The estimated future amortization expense for intangibles subject to amortization for the next five years and thereafter is as follows:

2018 (six months remaining)	416
2019	833
2020	833
2021	690
2022	490
2023 and thereafter	1,664

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

7.  Changes in Accumulated Other Comprehensive Loss
The following tables provide the components of accumulated other comprehensive loss income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
Balance at beginning of the Period	$(302)	$(245)	$(232)	$(331)
Other comprehensive income (loss)(1)	(202)	41	(272)	127
Balance as of June 30,	$(504)	$(204)	$(504)	$(204)

(1)	For the three and six months ended June 30, 2018 and 2017, there were no reclassifications to or from accumulated other comprehensive (loss) income.
8.  Net Loss Per Share of Common Stock

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations, net of income taxes	$(2,960)	$(6,816)	$(9,086)	$(16,358)
Total (loss) income from discontinued operations, net of income taxes	(161)	4,516	(136)	7,198
Net loss	$(3,121)	$(2,300)	$(9,222)	$(9,160)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	52,241,605	50,205,913	52,035,788	50,102,803

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.06)	$(0.14)	$(0.18)	$(0.32)
Net income from discontinued operations	—	0.09	—	0.14
Net loss	$(0.06)	$(0.05)	$(0.18)	$(0.18)
The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss from continuing operations per share, net loss per share and net income (loss) from discontinued operations per share of common stock because the effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock option awards	2,482,505	5,738,480	2,482,505	5,738,480
Restricted stock unit awards	6,988,152	4,364,856	6,988,152	4,364,856
Total anti-dilutive securities	9,470,657	10,103,336	9,470,657	10,103,336

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

9.  Restructuring Costs
The Company divested its buyer platform on August 7, 2017. See Note 3, Disposition of Buyer Platform for more information regarding the sale of the buyer platform. As a result of the divestiture and corresponding reduction in number of employees, the Company relocated its corporate headquarters in New York as well as its office in Santa Monica, California. The Company ceased using its former corporate headquarters and Santa Monica location as of May 31, 2018. The leases associated with these offices will expire on January 31, 2025 and June 30, 2020, respectively.
As a result of the Company's Santa Monica relocation, the Company incurred one-time costs of $117 for the three months ending June 30, 2018. The company recorded the one-time costs as restructuring costs in the Company's condensed consolidated statements of operations.
The following table sets forth details regarding the activities described above during the three months ended June 30, 2018.

	Balance as of April 1, 2018	Expenses, net	Cash	Non-Cash	Balance as of June 30, 2018

Restructuring liability	$—	$117	$(23)	$1	$95

10. Commitments and Contingencies

Operating Commitments

The Company leases office space under non-cancellable operating lease agreements that expire at various dates and have contracts for other services under various non-cancellable agreements that expire in 2019. Effective December 2017, the Company entered into a lease for its current headquarters at 222 Broadway, New York, New York. The commencement date for the sublease is January 2018 and it expires in July 2029. In June 2018, the Company entered into an agreement to sublease its former headquarters at 1501 Broadway, New York, NY, with a commencement date of August 1, 2018 and an expiration date of January 31, 2025.

As of June 30, 2018, future minimum payment commitments required under the Company’s non-cancellable office space leases, including the lease for its current corporate headquarters (which the Company relocated to during the second quarter of 2018 at 222 Broadway, New York, NY), its former corporate headquarters (which the Company subleased as of June 2018 at 1501 Broadway, New York, New York) and for its previous corporate headquarters (which the Company subleases at 52W 23rd Street, New York, NY), co-location agreements and third-party licenses, net of aggregate future sublease income, for the next five years and thereafter are as follows:

Remaining 2018	$3,223
2019	6,439
2020	6,487
2021	5,399
2022	4,922
Thereafter	18,127
Total minimum operating commitments	44,597
Less non-cancellable sublease income	(22,606)
Total operating commitments	$21,991

Total rent expense recorded within operating income in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 is $1,034 and $2,171 respectively. Rent expense for the three and six months ended June 30, 2017 is $745 and $1,508, respectively. In addition, the Company recorded sublease expense for the three and six months

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
10. Commitments and Contingencies (Continued)

ended June 30, 2018 of $604 and $1,039, respectively, and $409 and $850 for the three and six months ended June 30, 2017, respectively, and sublease income for the three and six months ended June 30, 2018 of $582 and $1,095, respectively, and $468 and $956 for the three and six months ended June 30, 2017, respectively. Sublease income and expense is recorded within other income (expense), net in the condensed consolidated statements of operations.

Letters of Credit

At June 30, 2018, the Company had the following outstanding letters of credit:

•	$450 related to its former headquarters at 52 W 23rd St, New York, New York
•	$320 related to its office space in Mountain View, California
•	$2,332 related to its former headquarters at 1501 Broadway, New York, New York
•	$633 related to its current headquarters at 222 Broadway, New York, New York

Legal Contingencies

The Company is occasionally involved with various claims and litigation during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of June 30, 2018 and December 31, 2017, no reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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
We have built long-standing relationships with premium video publishers, and we believe the scale and quality of our client base makes us an important partner to video ad buyers. Buyers on our platform include some of the largest brand advertisers in the world and our platform is integrated with the leading video volume buyers in digital advertising. We generate revenue each time a transaction occurs on our platform based on a simple and transparent fee structure established with our publisher partners and do not collect any fees directly from DSPs integrated with our platform.
We provide our platform internationally in Europe, Canada, Latin America, and the Asia Pacific regions. During the second quarter of 2018, we further expanded our international presence through the acquisition of SlimCut Media SAS ("SlimCut"), a global video technology solutions company that is focused on serving premium publishers in Canada and France. Refer to Note 4 - Acquisition, in the notes to the condensed consolidated financial statements.
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

In September 2017, we changed our name from “Tremor Video, Inc.” to “Telaria, Inc.” In connection with the name change, our NYSE ticker symbol was changed to “TLRA” and our corporate website address was changed to www.telaria.com.

For the quarter ended June 30, 2018, our revenue from continuing operations increased to $12.4 million, compared to $9.9 million for the quarter ended June 30, 2017, an increase of 25.1%.  Over the same period, our gross margin increased to 90.9% for the quarter ended June 30, 2018, compared to 90.8% for the quarter ended June 30, 2017. Our loss from continuing operations, net of income taxes decreased from a loss of $6.8 million for the quarter ended June 30, 2017 to a loss from continuing operations, net of income taxes of $3.0 million for the quarter ended June 30, 2018, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) increased from a loss of $3.2 million to a loss of $1.1 million for the same respective periods.

For the six months ended June 30, 2018, our revenue from continuing operations increased to $22.0 million compared to $16.1 million for the six months ended June 30, 2017, an increase of 37.1%.  Over the same period, our gross margin increased to 90.2% for the six months ended June 30, 2018, compared to 89.5% for the six months ended June 30, 2017. Our loss from continuing operations, net of income taxes decreased from a loss of $16.4 million for the six months ended June 30, 2017 to a loss from continuing operations, net of income taxes of $9.1 million for the six months ended June 30, 2018 and our

Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) increased from a loss of $10.0 million to a loss of $4.4 million for the same respective periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands) (unaudited)
Revenue	$12,430	$9,934	$22,031	$16,073
Gross margin	90.9%	90.8%	90.2%	89.5%
Loss from continuing operations, net of income taxes	(2,960)	(6,816)	$(9,086)	$(16,358)
Adjusted EBITDA	$(1,074)	$(3,227)	$(4,397)	$(9,975)

Adjusted EBITDA
Adjusted EBITDA represents our loss from continuing operations, net of income taxes, before depreciation and amortization expense, total interest and other expense (income), net, provision (benefit) for income taxes, and as adjusted to eliminate the impact of non-cash stock-based compensation expense, acquisition-related costs, restructuring costs, mark-to-market expense, executive severance, retention and recruiting costs, disposition-costs, expenses for transitional services, and other adjustments.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses we do not consider to be indicative of our core operating performance in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.
Adjusted EBITDA is a non-GAAP financial measure. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (d) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (e) Adjusted EBITDA does not reflect acquisition-related costs, restructuring costs, executive severance, retention and recruiting costs, disposition-costs, expenses for transitional services and other adjustments that may represent a reduction in cash available to us; and (f) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results.

The following table presents a reconciliation of adjusted EBITDA to loss from continuing operations, net of income taxes, the most directly comparable U.S. GAAP measure, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands) (unaudited)
Loss from continuing operations, net of income taxes	$(2,960)	$(6,816)	$(9,086)	$(16,358)
Adjustments:
Depreciation and amortization expense	874	990	2,675	2,011
Total interest and other income (expense), net(1)	(1,082)	78	(1,796)	105
Provision for income taxes	29	89	43	79
Stock-based compensation expense	980	752	1,836	1,496
Acquisition-related costs(2)	329	985	329	1,810
Restructuring costs(3)	117	—	117	—
Mark-to-market expense(4)	—	93	—	148
Executive severance, retention and recruiting costs	80	302	223	332
Disposition-related costs(5)	1	300	2	300
Expenses for transitional services(6)	308	—	697	—
Litigations costs	—	—	—	—
Other adjustments(7)	250	—	563	102
Total net adjustments	1,886	3,589	4,689	6,383
Adjusted EBITDA	$(1,074)	$(3,227)	$(4,397)	$(9,975)

(1)
Reflects sublease income for our two former corporate headquarters and former Santa Monica location net of rent expense for those same locations. In addition, includes income received from the sale of Tremor Video DSP trademark.

(2)
For the three and six months ended June 30, 2018, reflects acquisition-related costs incurred in connection with our acquisition of SlimCut. For the three and six months ended June 30, 2017, reflects acquisition-related costs incurred in connection with the acquisition of TVN. Refer to Note 4 - Acquisition, in the notes to the condensed consolidated financial statements.

(3)	Reflects the estimated fair value of costs related to the move of our Santa Monica location. Refer to Note 8 - Restructuring costs in the notes to the condensed consolidated financial statements.

(4)
Reflects expense incurred based on the re-measurement, at June 30, 2017, of the estimated fair value of earn-out payments that were paid in connection with the acquisition of TVN and which were not conditioned on continued employment. Refer to Note 4 - Acquisition in the notes to the condensed consolidated financial statements.

(5)
Reflects professional fees incurred in connection with the sale of the buyer platform in August 2017. Refer to Note 3 - Disposition of Buyer Platform in the notes to the condensed consolidated financial statements of this Form 10-Q.

(6)	Reflects costs incurred providing transitional services following the sale of our buyer platform.

(7)
For the three and six months ended June 30, 2018, reflects rent expense for our current corporate headquarters during the period of time in which such space was unoccupied. For the six months ended June 30, 2017, reflects amounts accrued in connection with a one-time change in our employee vacation policy for the first quarter of 2017.

Components of Operating Results
We operate in one segment, online video advertising services.  The key elements of our operating results include:

Revenue
We generate revenue each time a transaction occurs on our platform based on a simple and transparent fee structure established with our publisher partners and do not collect any fees directly from buyers. For substantially all transactions generated through our platforms, we act as an agent on behalf of publishers and revenue is recognized net of any inventory costs that it remits to publishers. Refer to Note 2 - Summary of Significant Accounting Policies-Revenue Recognition, in the notes to the condensed consolidated financial statements.
Cost of Revenue, Gross Profit and Gross Margin
Our cost of revenue primarily consists of third party hosting fees, licensing fees for third party data and, with respect to any transactions that we record on a gross basis, cost of inventory. Costs owed to publishers but not yet paid are recorded in our consolidated balance sheets and included as part of accounts payable and accrued expenses.
Gross margin is our gross profit expressed as a percentage of our total revenue.
Operating Expenses
Operating expenses consist of technology and development, sales and marketing, general and administrative, restructuring costs, depreciation and amortization and mark-to-market expenses.  Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of technology and development, sales and marketing and general and administrative expenses. We include stock-based compensation expense in connection with the grant of stock option awards or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function. We expect our operating expenses to continue to increase in future periods, to support our continued growth.
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
Restructuring Costs. Restructuring costs primarily consist of costs associated with the relocation of office space as a result of the sale of our buyer platform in August of 2017 (refer to notes 9 and 3 in notes to condensed consolidated financial statements).
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

Interest and Other Income (Expense), Net
Interest and other income (expense), net consist primarily of interest income, interest expense, and foreign exchange transaction gains and losses.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense is primarily attributable to interest paid on taxes and fees to local jurisdictions   As of June 30, 2018 and December 31, 2017, we did not have any outstanding borrowings under our credit facility.
Provision for Income Taxes
Provision (benefit) for income taxes consists of minimum U.S. state and local taxes, income taxes in foreign jurisdictions in which we conduct business.
Results of Operations
The following table is a summary of our consolidated statements of operations data for each of the periods indicated. The results of operations of our buyer platform are included in “Income from discontinued operations, net of income taxes."

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$12,430	100%	$9,934	100.0%	$22,031	100.0%	$16,073	100.0%
Cost of revenue	1,136	9.1	917	9.2	2,164	9.8	1,681	10.5
Gross profit	11,294	90.9	9,017	90.8	19,867	90.2	14,392	89.5

Operating expenses:
Technology and development	2,305	18.5	2,109	21.2	4,613	20.9	4,534	28.2
Sales and marketing	6,646	53.5	7,700	77.5	12,938	58.7	14,226	88.5
General and administrative	5,365	43.2	4,774	48.1	10,363	47.0	9,647	60.0
Restructuring costs	117	0.9	—	—	117	0.5	—	—
Depreciation and amortization	874	7.0	990	10.0	2,675	12.1	2,011	12.5
Mark-to-market	—	—	93	0.9	—	—	148	0.9
Total operating expenses	15,307	123.2	15,666	157.7	30,706	139.2	30,566	190.2%

Loss from continuing operations	(4,013)	(32.3)	(6,649)	(66.9)	(10,839)	(49.2)	(16,174)	(100.6)
Total interest and other (expense) income, net	1,082	8.7	(78)	(0.8)	1,796	8.2	(105)	(0.7)
Loss from continuing operations before provision for income taxes	(2,931)	(23.6)	(6,727)	(67.7)	(9,043)	(41.0)	(16,279)	(101.3)
Provision (benefit) for income taxes	29	0.2	89	0.9	43	0.2	79	0.5
Loss from continuing operations, net of income taxes	(2,960)	(23.8)	(6,816)	(68.6)%	(9,086)	(41.2)%	(16,358)	(101.8)%
Income from discontinued operations, net of income taxes	(161)	(1.3)	4,516	45.5	(136)	(0.6)	7,198	44.8
Net loss	$(3,121)	(25.1)%	$(2,300)	(23.2)%	$(9,222)	(41.9)%	$(9,160)	(57.0)%

Comparison for the Three and Six Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,		Change Increase/ (Decrease)		Six Months Ended June 30,		Change Increase/ (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Revenue	$12,430	$9,934	$2,496	25.1%	$22,031	$16,073	$5,958	37.1%

Our revenue during the three months ended June 30, 2018 increased to $12.4 million from $9.9 million for the same period in 2017, an increase of 25.1%. The increase in our revenue resulted from an increase in the amount of spend being transacted through our platform, including spend transacted by our former buyer platform following its sale to Taptica in August 2017.

Our revenue during the six months ended June 30, 2018 increased to $22.0 million from $16.1 million for the same period in 2017, an increase of 37.1%. The increase in our revenue resulted from an increase in the amount of spend being transacted through our platform, including spend transacted by our former buyer platform following its sale to Taptica in August 2017.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$1,136	$917	$219	23.9%	$2,164	$1,681	$483	28.7%
Gross profit	11,294	9,017	2,277	25.3%	19,867	14,392	5,475	38.0%
Gross margin	90.9%	90.8%			90.2%	89.5%
Our cost of revenue during the three months ended June 30, 2018, increased to $1.1 million from $0.9 million for the three months ended June 30, 2017.
For the three months ended June 30, 2018, gross profit was $11.3 million, an increase of $2.3 million, or 25.3%, compared to the prior year period.
Our gross margin increased to 90.9% for the three months ended June 30, 2018 from 90.8% for the three months ended June 30, 2017.
Our cost of revenue during the six months ended June 30, 2018, increased to $2.2 million from $1.7 million for the six months ended June 30, 2017. The increase in our cost of revenue primarily reflects an increase in hosting fees corresponding with additional spend being transacted through our platform.
For the six months ended June 30, 2018, gross profit was $19.9 million, an increase of $5.5 million, or 38.0%, compared to the prior year period.
Our gross margin increased to 90.2% for the six months ended June 30, 2018 from 89.5% for the six months ended June 30, 2017.
Technology and Development Expense

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$2,305	$2,109	$196	9.3%	$4,613	$4,534	$79	1.7%
% of total revenue	18.5%	21.2%			20.9%	28.2%

The increase in technology and development expense during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily attributable to a $0.2 million increase in salaries, incentive compensation and stock-based compensation.
Technology and development expense for the six month period June 30, 2018 compared to the six month period ended June 30, 2017 remained relatively flat.

Sales and Marketing Expense

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$6,646	$7,700	$(1,054)	(13.7)%	$12,938	$14,226	$(1,288)	(9.1)%
% of total revenue	53.5%	77.5%			58.7%	88.5%

The decrease in sales and marketing expense during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily attributable to a $0.6 million decrease in salaries, incentive compensation and stock based compensation and by a $0.4 million decrease in overhead costs.
The decrease in sales and marketing expense during the six month period ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily attributable to a $0.7 million decrease in salaries, incentive compensation and stock based compensation, $0.3 million decrease in bad debt expense and $0.2 million decrease in overhead costs.
General and Administrative Expense

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$5,365	$4,774	$591	12.4%	$10,363	$9,647	$716	7.4%
% of total revenue	43.2%	48.1%			47.0%	60.0%

The increase in general and administrative expense during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily attributable to a $0.1 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, $0.2 million increase in bad debt expense and $0.3 million increase in overhead costs.
The increase in general and administrative expense during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily attributable to a $0.4 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, $0.2 million increase in bad debt expense and $0.1 million increase in overhead costs.

Restructuring Costs

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Restructuring costs	$117	$—	$117	100.0%	$117	$—	$117	100.0%
% of total revenue	0.9%	—%			0.5%	—%
The increase in restructuring costs during the three and six months ended June 30, 2018 is the result of one-time costs due to the relocation of our Santa Monica office.

Depreciation and Amortization Expense

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$874	$990	$(116)	(11.7)%	2,675	$2,011	$664	33.0%
% of total revenue	7.0%	10.0%			12.1%	12.5%

Depreciation expense for the three month period ended June 30, 2018, compared to the three month period ended June 30, 2017 remained relatively flat, year over year.
The increase in depreciation and amortization expense during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to accelerated depreciation on leasehold improvements and furniture and fixtures that will not be moved in connection with our relocation of office space.
Mark-to-Market Expense

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Mark-to-market expense	$—	$93	$(93)	(100.0)%	—	$148	$(148)	(100.0)%
% of total revenue	0.0%	0.9%			—%	0.9%

Mark-to-market expense is related to the Company’s re-measurement of the estimated fair value of contingent consideration that was due in connection with the acquisition of TVN (refer to note 4 in the notes to condensed consolidated financial statements).  Contingent consideration was paid in full as of September 30, 2017 and as a result, there was no mark-to-market expense during the three and six months ended June 30, 2018.
Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Total interest and other (expense) income, net	$1,082	$(78)	$1,160	(1,487.2)%	$1,796	$(105)	$1,901	(1,810.5)%
% of total revenue	8.7%	(0.8)%			8.2%	(0.7)%

The increase in total interest and other income (expense), net during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily attributable to an increase of $0.3 million in transitional services income related to services provided to the acquirer following the sale of our buyer platform, $0.6 million relating to licenses of intellectual property and the remaining increase attributable to interest income.
The increase in interest income and other income (expense), net during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was the result of an increase of $0.7 million in transitional services income related to the services provided to the acquirer following the sale of our buyer platform, $0.7 million related to license of intellectual property and the remaining increase attributable to interest income.

Provision for income taxes

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$29	$89	$(60)	(67.4)%	$43	$79	$(36)	(45.6)%
% of total revenue	0.2%	0.9%			0.2%	0.5%

The provision for income taxes for the three and six month periods ended June 30, 2018 and 2017 remained flat, year over year.
Income from Discontinued Operations

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Income from discontinued operations	$(161)	$4,516	$(4,677)	(103.6)%	$(136)	$7,198	$(7,334)	(101.9)%
% of total revenue	(1.3)%	45.5%			(0.6)%	44.8%
In August 2017, we completed the sale of our buyer platform to Taptica. The consideration received was $50 million, subject to adjustment for working capital (refer to Note 3 in the condensed consolidated financial statements).  The results of our buyer platform have been recast as discontinued operations.
For the three and six months ended June 30, 2018, income from discontinued operations consisted of working capital adjustments.
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
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of June 30,
	2018	2017
	(dollars in thousands)
Cash and cash equivalents	$64,950	$36,153
Accounts receivable, net of allowance for doubtful accounts	60,021	30,056
Working capital	$64,281	$50,216
Our cash and cash equivalents at June 30, 2018 were held for working capital purposes. We do not enter investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Sources of Liquidity
Cash and Cash Equivalents
Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $65.0 million and $76.3 million as of June 30, 2018 and December 31, 2017, respectively.
Credit Facility
We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly. We are charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly. The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit. The credit facility matures in January 2020. While we had no outstanding borrowings under the credit facility as of June 30, 2018 and December 31, 2017, our lender has issued standby letters of credit in favor of the landlord of our headquarters totaling $2.3 million, which can be drawn down from amounts available under the credit facility.
The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months, tested quarterly.  Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  Subject to certain exceptions, we are also required to maintain all of our cash and cash equivalents at accounts with the lender. We were in compliance with all covenants as of June 30, 2018 and through the date of this filing.
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
Historical Cash Flows
The following table summarizes our historical cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(4,272)	$(4,359)
Investing activities	(7,361)	(895)
Financing activities	403	(2,985)

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
During the six months ended June 30, 2018, our net cash used in operating activities was $4.3 million and primarily consisted of a loss from continuing operations, net of income taxes of $9.1 million, partially offset by a $0.3 million increase in net cash resulting from changes in operating assets and liabilities and $4.7 million in adjustments for non-cash items. The components of our net loss from continuing operations are described in greater detail above under “Results of Operations.” Adjustments for non-cash items consisted of $2.7 million in depreciation and amortization expense, $1.8 million in non-cash stock-based compensation expense and bad debt expense of $0.2 million. The increase in cash resulting from changes in our operating assets and liabilities of $0.3 million during the six months ended June 30, 2018 consisted of a $0.6 million increase in accounts payable and accrued expense, a $0.7 million decrease in accounts receivable, a $0.8 million increase in deferred rent and security deposits payable, and a $0.3 million increase in other current liabilities, offset by $0.8 million increase in prepaid expenses and other current assets, $0.7 million decrease in deferred income and a $0.6 million decrease in other liabilities.
During the six months ended June 30, 2017, our net cash used in operating activities was $4.4 million and consisted of a loss from continuing operations, net of income taxes of $16.4 million and a $4.3 million decrease in net cash resulting from changes in operating assets and liabilities, which was partially offset by income from discontinued operations, net of income taxes of $7.2 million and adjustments for non-cash items of $9.1 million. Adjustments for non-cash items primarily consisted of $4.7 million in depreciation and amortization expense, $2.1 million in non-cash stock-based compensation expense, $2.0 million in non-cash expenses related to our acquisition of TVN and $0.3 million of bad debt expense. The decrease in cash resulting from changes in our operating assets and liabilities during the six months ended June 30, 2017 primarily consisted of a $8.9 million net decrease in accounts payable and accrued expenses and $0.4 million decrease in deferred rent and other current liabilities, partially offset by a decrease of $4.7 million in accounts receivable and a $0.2 million decrease in prepaid expenses and other current assets.
Investing Activities
For the six months ended June 30, 2018 our net cash used in investing activities of $7.4 million consisted of the acquisition of SlimCut for initial cash payment of $4.9 million and the purchase of property and equipment of $2.5 million. For the six months ended June 30, 2017, our net cash used by investing activities of $0.9 million consisted of the purchase of property and equipment.
Financing Activities
For the six months ended June 30, 2018, our net cash provided by financing activities was $0.4 million, which consisted of $1.2 million in proceeds received from the exercise of stock option awards and $0.2 million of proceeds received in connection with shares purchased under our ESPP, partially offset by $1.0 million tax payments on behalf of employees related to net share settlements of restricted stock unit awards.
For the six months ended June 30, 2017, our net cash used in financing activities was $3.0 million, which consisted primarily of purchases of common stock pursuant to our share repurchase program of $2.4 million, tax payments on behalf of employees related to net share settlements of restricted stock unit awards of $0.7 million and capital lease payments of $0.2 million, partially offset by proceeds received in connection with shares purchased under our ESPP and the exercise of stock option awards of $0.3 million.
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
Interest Rate Risk
We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2018 and sustained through the period ended June 30, 2018, would not have been material. We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
We were exposed to market risks related to fluctuations in interest rates related to our $25.0 million credit facility where an increase in interest rates may result in higher borrowing costs.  Since we currently do not have any outstanding borrowings under our credit facility, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.
Foreign Currency Exchange Risk
Due to our international operations, we are exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars.  Our primary exposures are related to non-U.S. dollar denominated expenses and revenue primarily in  the United Kingdom, EU, Canada, Singapore, Australia, New Zealand and Malaysia. Substantially all of our advertiser contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue. The effect of a 10% increase or decrease in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. These exposures may change over time as our business practices evolve and if our exposure increases, adverse movements in foreign currency exchanges rates could have a material adverse impact on our financial results.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.
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
None.
(c)  Issuer Purchases of Equity Securities
None
Item 3.  Defaults upon Senior Securities.
Not applicable.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
(a)                  List of Exhibits

Exhibit Number	Exhibit Description

21.1	List of Subsidiaries.

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification Pursuant of Principal Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification Pursuant of Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

TELARIA, INC.

By:	/s/ Mark Zagorski
Mark Zagorski
Chief Executive Officer

Date:	August 9, 2018

TELARIA, INC.

By:	/s/ John S. Rego
John S. Rego
Senior Vice President and Chief Financial Officer

Date:	August 9, 2018