Form 10-Q
period 2018-09-30
Telaria, Inc.
filed 2018-11-08
CIK 1375796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Registrant’s telephone number, including area code: (646) 723-5300
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2018, there were 49,571,743 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. Share outstanding number as of November 7, 2018 includes the Company's repurchase of 2,000,000 shares of its common stock in a privately negotiated transaction.

.

TELARIA, INC
FORM 10-Q

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Telaria, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,567	$76,320
Accounts receivable, net	67,963	59,288
Prepaid expenses and other current assets	3,502	2,499
Total current assets	142,032	138,107
Long-term assets:
Property and equipment, net	3,009	3,194
Intangible assets, net	4,654	1,307
Goodwill	9,619	6,320
Deferred tax assets	332	332
Other assets	2,029	1,168
Total long-term assets	19,643	12,321

Total assets	$161,675	$150,428

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$75,398	$59,419
Deferred rent, short-term	777	808
Contingent consideration on acquisition	1,443	—
Deferred income	4	674
Other current liabilities	771	53
Total current liabilities	78,393	60,954
Long-term liabilities:
Deferred rent	5,947	5,260
Deferred tax liabilities	1,393	338
Other non-current liabilities	132	737
Total liabilities	85,865	67,289
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 56,813,104 and 55,136,038 shares issued and 52,967,608 and 51,290,542 outstanding as of September 30, 2018 and December 31, 2017, respectively	5	5
Treasury stock, at cost: 3,845,496 shares as of September 30, 2018 and December 31, 2017	(8,443)	(8,443)
Additional paid-in capital	292,166	288,277
Accumulated other comprehensive loss	(649)	(232)
Accumulated deficit	(207,269)	(196,468)
Total stockholders’ equity	75,810	83,139
Total liabilities and stockholders’ equity	$161,675	$150,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$13,478	$12,715	35,509	28,788
Cost of revenue	1,868	764	4,032	2,445
Gross profit	11,610	11,951	31,477	26,343

Operating expenses:
Technology and development	2,432	2,116	7,044	6,650
Sales and marketing	5,840	7,461	18,778	21,687
General and administrative	4,306	5,343	14,670	14,990
Restructuring costs	32	—	149	—
Depreciation and amortization	523	984	3,198	2,995
Mark-to-market	—	—	—	148
Total operating expenses	13,133	15,904	43,839	46,470

Loss from continuing operations	(1,523)	(3,953)	(12,362)	(20,127)

Interest and other income (expense), net:
Interest expense	(27)	(11)	(74)	(78)
Other income, net	72	662	1,917	624
Total interest and other income, net	45	651	1,843	546

Loss from continuing operations before income taxes	(1,478)	(3,302)	(10,519)	(19,581)

Provision (benefit) for income taxes	103	(29)	146	56

Loss from continuing operations, net of income taxes	(1,581)	(3,273)	(10,665)	(19,637)

Gain (loss) on sale of discontinued operations, net of income taxes	—	14,924	(136)	14,924
Income from discontinued operations, net of income taxes	—	643	—	7,847
Total income (loss) from discontinued operations, net of income taxes	—	15,567	(136)	22,771

Net income (loss)	$(1,581)	$12,294	$(10,801)	$3,134

Net income (loss) per share — basic and diluted:
Loss from continuing operations, net of income taxes	$(0.03)	$(0.06)	$(0.21)	$(0.39)
Income from discontinued operations, net of income taxes	—	0.30	—	0.45
Net income (loss)	$(0.03)	$0.24	$(0.21)	$0.06

Weighted-average number of shares of common stock outstanding:
Basic and diluted	52,716,626	50,642,344	52,265,228	50,280,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(1,581)	$12,294	$(10,801)	$3,134
Other comprehensive income (loss):
Foreign currency translation adjustments	(145)	(42)	(417)	85
Comprehensive income (loss)	$(1,726)	$12,252	$(11,218)	$3,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Total
	Share	Capital	Share	Capital	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2017	55,136,038	$5	(3,845,496)	$(8,443)	$288,277	$(232)	$(196,468)	$83,139
Exercise of stock options awards	791,734	—			1,776			1,776
Stock-based compensation expense					2,769			2,769
Common stock issued for settlement of restricted stock units net of 264,783 shares withheld to satisfy income tax withholding obligations	707,569				(1,179)			(1,179)
Common stock issuance in connection with employee stock purchase plan	177,763				523			523
Net loss							(10,801)	(10,801)
Foreign currency translation adjustment	—	—	—	—	—	(417)	—	(417)
Balance as of September 30, 2018	56,813,104	$5	(3,845,496)	$(8,443)	$292,166	$(649)	$(207,269)	$75,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(10,665)	$(19,637)
Total income (loss) from discontinued operations	(136)	22,771
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,198	6,217
Gain on sale of discontinued operations, before income taxes	—	(15,222)
Bad debt expense	190	385
Mark-to-market expense	—	148
Compensation expense related to the acquisition contingent consideration	—	1,810
Loss on disposal of property and equipment	41	—
Stock-based compensation expense	2,769	3,706
Net changes in operating assets and liabilities:
Increase in accounts receivable	(7,260)	(8,856)
Decrease in contingent consideration on acquisition	—	(4,753)
Increase in prepaid expenses, other current assets and other long-term assets	(1,828)	(2,701)
Increase in accounts payable and accrued expenses	14,842	5,225
Increase in other current liabilities	276	29
Increase/(decrease) in deferred rent and security deposits payable	656	(456)
Increase in deferred tax liability	—	37
(Decrease)/increase in deferred income	(684)	902
Decrease in other liabilities	(605)	—
Net cash provided by (used in) operating activities	794	(10,395)

Cash flows from investing activities:
Purchase of property and equipment	(2,622)	(1,017)
Cash received from sale of discontinued operations	—	49,000
Expenses paid with respect to sale of discontinued operations	—	(1,954)
Acquisition, net of cash received	(4,856)	—
Net cash (used in) provided by investing activities	(7,478)	46,029

Cash flows from financing activities:
Proceeds from the exercise of stock options awards	1,776	403
Proceeds from issuance of common stock under employee stock purchase plan	523	446
Principal portion of capital lease payments	—	(215)
Treasury stock — repurchase of stock	—	(2,406)
Tax withholdings related to net share settlements of restricted stock unit awards (RSUs)	(1,179)	(1,011)
Net cash provided by (used in) financing activities	1,120	(2,783)

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,564)	32,851

Effect of exchange rate changes in cash, cash equivalents and restricted cash	(189)	392

Cash, cash equivalents and restricted cash at beginning of period	76,320	43,930
Cash, cash equivalents and restricted cash at end of period	$70,567	$77,173

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$58	$75
Cash paid for interest expense	$—	$101
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$—	$5
Contingent consideration related to acquisition	$1,443	$—
Cash holdback related to acquisition	$472	$—
Deferred tax liability related to acquisition	$1,092	$—
Common stock issued for settlement of RSUs	$3,098	$2,935

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
On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut SAS ("SlimCut"), a video technology solutions company that is focused on serving premium publishers in Canada and France, pursuant to a stock purchase agreement.
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
Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in the accompanying unaudited interim condensed consolidated financial statements.
Reclassifications
 Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on consolidated net income or cash flows.

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
The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether the Company is acting as the principal or an agent, management followed the accounting guidance for principal-agent considerations. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative. Substantially all of the revenue generated, and costs incurred, related to publisher transactions on our platform reported on a net basis as we determined that we act as an agent for publishers and are not the primary obligor in such transactions, given that: (1) another party is primarily responsible for fulfilling the contract and we do not have discretion in establishing prices and (2) we do not generally take on inventory risk. For certain transactions, the Company reports revenue on a gross basis, based primarily on its determination that it acts as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions.
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
For the three and nine months ended September 30, 2018 and 2017, stock-based compensation recorded in continuing operations is as follows:

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
2.  Summary of Significant Accounting Policies (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense:
Technology and development	$117	$155	$370	$455
Sales and marketing	352	902	1,055	1,252
General and administrative	465	477	1,344	1,323
Total stock-based compensation expense in continuing operations	$934	$1,534	$2,769	$3,030
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
Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin No.118 ("SAB 118"), which allows registrants to record provisional amounts during a one-year "measurement period". During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.  As of September 30, 2018, we have not recorded incremental accounting adjustments related to the Act as we continue to consider interpretations of its application.
The Tax Act did not have a material impact on our financial statements since our deferred temporary differences in the United States are fully offset by a valuation allowance and we do not have any significant off shore earnings from which to record the mandatory transition tax. We did not record any provision for federal income taxes for the period ended September 30, 2018.
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
As of September 30, 2018 and December 31, 2017 the allowance for doubtful accounts was $1,053 and $359, respectively.
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
During the three and nine months ended September 30, 2018, there were two publishers and one publisher, respectively, that each accounted for more than 10% of revenue. There were no publishers that accounted for more than 10% of revenue during the three and nine months ended September 30, 2017. At September 30, 2018 and December 31, 2017 there were one and three demand-side platforms, or DSPs, respectively, that each accounted for more than 10% of outstanding accounts receivables.
Prepaid Expenses and Other Current Assets
The Company records prepaid expenses and other current assets at cost and expenses them in the period the services are provided or the goods are delivered. The Company’s prepaid expenses and other current assets consist of the following:

	September 30, 2018	December 31, 2017
Prepaid expenses and other current assets	$3,251	$2,231
Prepaid rent	111	127
Deferred rental income	140	141
Total prepaid expenses and other current assets	$3,502	$2,499

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
For the three and nine months ended September 30, 2018 and 2017, the Company recorded depreciation expense of $317 and $2,781 and $892 and $2,727, respectively. As of September 30, 2018 and December 31, 2017, the accumulated depreciation balance is $2,391 and $9,110, respectively.
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
The Company did not identify any impairment losses in continuing operations related to the Company's long-lived assets during the three and nine months ended September 30, 2018 and 2017.
Accounts Payable and Accrued Expenses
The Company records accounts payable and accrued expenses at cost when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
Trade accounts payable	$63,976	$48,736
Accrued compensation, benefits and payroll taxes	3,708	4,288
Accrued cost of sales	4,865	5,576
Other payables and accrued expenses	2,849	819
Total accounts payable and accrued expenses	$75,398	$59,419
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
Recently Issued Accounting Pronouncements
FASB Accounting Standards Update No. 2018-15 - Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40)
In August 2018, Financial Accounting Standards Board, ("FASB") issued an Accounting Standards Update, ("ASU") No. 2018-15 Intangibles-Goodwill and Other-Internal-UseSoftware (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2019 with early adoption permitted, including interim periods. The Company does not believe the adoption of this amendment will have a material impact prospectively to the Company's condensed consolidated financial statements and related disclosures.
FASB Accounting Standards Update No. 2018-13 - Fair Value Measurement (Topic 820)
In August 2018, FASB issued ASU No. 2018-13 Fair Value Measurements (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in the update modify the disclosure requirements on fair value measurements in Topic 820, including the removal, modification and additions of certain disclosure requirements for Level 3 fair value measurements and for transfers between Level 1 and Level 2 of the fair value hierarchy. The requirement is for all entities that are required to make disclosures about recurring or nonrecurring fair value measurements to apply the guidance to annual reporting periods beginning after December 15, 2019 with early adoption permitted for any modified or removed disclosures only. The Company does not believe adoption of this amendment will have a material impact prospectively to the Company's condensed consolidated financial statements and related disclosures.
FASB Accounting Standards Update No. 2018-07 - Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)
In June 2018, FASB issued an ASU No. 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendment simplifies the accounting for equity based payments to nonemployees by expanding the scope of Topic 718 to include nonemployees. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2018 with early adoption permitted, including interim periods. The Company does not believe adoption of this amendment will have a material impact prospectively to the Company's condensed consolidated financial statements and related disclosures.
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
FASB Accounting Standards Update No. 2017-04 - Intangibles and Other (Topic 350)
In January 2017, FASB issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual impairment tests after January 1, 2017. The Company adopted this ASU during the third quarter of 2018 and performed a qualitative analysis, which did not indicate the possibility of an impairment for the Company's single reporting unit. As a result the Company did not proceed to step 2 in accordance with ASU No. 2017-04.
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
FASB Accounting Standards Update No. 2016-18 - Statement of Cash Flows (Topic 230)
In November 2016, FASB issued Accounting Standards Update ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a Statement of Cash Flow explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash & cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. Public business entities should apply the guidance retrospectively to annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this update in the first quarter of 2018 with no impact to the Company's nine months 2018 condensed consolidated financial statements and a $770 increase in cash used in operating activities on the Company's condensed and consolidated statements of cash flows for the nine months of 2017.

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
FASB Accounting Standards Update No. 2016-02 — Leases (Topic 842)
In February 2016, the FASB issued ASU No. 2016-02, Leases, which clarifies and improves existing authoritative guidance related to leasing transactions.  This update will require the recognition of lease assets and lease liabilities on the balance sheet and disclosing information about material leasing arrangements.  This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet and the impact on our current lease portfolio from both a lessor and lessee perspective. To facilitate the implementation of this guidance, the Company has hired an outside consulting firm to assist the Company in identifying our significant leases by geography and by asset type that will be impacted by the new guidance and have identified and are currently implementing a new software platform for administering our leases and facilitating compliance with the new guidance. The Company expects to implement this guidance in the first quarter of 2019.
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
3.  Disposition of Buyer Platform
On August 7, 2017, the Company announced the sale of its buyer platform to Taptica for total consideration of $50,000, subject to adjustment for working capital. In connection with the transaction, we entered into a transition services agreement, as amended, pursuant to which we agreed to provide certain services to Taptica through June 15, 2018.
The proceeds from the sale included $1,000 for the right to use the name, “Tremor Video, DSP,” for a period of 18 months following the closing. The Company recognized the $1,000 in other income within the Condensed Consolidated Statements of Operations ratably over the 18 months period.
The Company transferred full title and interest in the name "Tremor Video" to Taptica during the second quarter of 2018, in consideration for Taptica reaching certain payment milestones under a commercial agreement between the parties. As a result of the title transfer, the remaining balance of $566 related to the transfer of the trademark was recorded in other income during the second quarter of 2018.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
3.  Disposition of Buyer Platform (Continued)

In connection with the closing of the transaction, the Company recognized a gain on sale of discontinued operations, net of tax, of $14,924 in the third quarter of 2017. Included in the measurement of the gain were estimates for the income taxes due on the gain and the additional cash consideration expected from the buyer related to a closing date net working capital sales price adjustment. The Company recognized losses on sale of discontinued operations for the nine months ended September 30, 2018 as a result of net working capital adjustments in the amount of $(136). The loss recorded for the nine months ended September 30, 2018 partially offset the gain on sale of discontinued operations originally recognized in the third quarter of 2017.
The following table presents the major financial lines constituting the results of operations for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$14,143	—	88,337
Cost of revenue	—	8,553	—	53,336
Gross profit	—	5,590	—	35,001

Operating expenses:
Technology and development	—	1,215	—	7,532
Sales and marketing	—	3,073	—	15,808
General administrative	—	97	—	538
Depreciation and Amortization	—	527	—	3,222
Total operating expenses	—	4,912	—	27,100
Operating income of discontinued operations before income taxes	—	678	—	7,901
Provision for income tax on discontinued operations	—	35	—	54
Income from discontinued operations, net of income taxes	$—	$643	—	7,847

Loss on sale of discontinued operations before income taxes	—	15,222	(136)	15,222
Provision for income taxes on sale of discontinued operations	—	298	—	298
Loss on sale of discontinued operations, net of income taxes	—	14,924	(136)	14,924

Total income (loss) from discontinued operations, net of income taxes	$—	$15,567	$(136)	$22,771
The following table presents supplemental cash flow information of the discontinued operations:

	Nine Months Ended September 30,
	2018	2017
Non-cash adjustments to net cash from operating activities:
Depreciation and amortization	$—	$3,222
Stock based compensation expense	$—	$671
Goodwill write-off	—	4,609
Cash used in investing activities:
Capital expenditures	$—	$413

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

4.  Acquisitions

On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut, a video technology solutions company that is focused on serving premium publishers in Canada and France, pursuant to a stock purchase agreement between the Company and the sellers identified therein. As consideration for the acquisition, the Company made an initial payment to the sellers of $5,458, subject to certain adjustments set forth in the purchase agreement. In addition, the sellers are eligible to receive future cash payments up to $1,500 based on achieving certain financial milestones of SlimCut during fiscal year 2018.

The fair value of the contingent consideration as of June 8, 2018 was $1,443 (see Note 5 below) and is included in the purchase price of SlimCut. The Company re-measured the estimated fair value of the contingent consideration as of June 30, 2018 and September 30, 2018, with no material change in fair value as of either date. As a result, no mark-to market expense is recorded for the three and nine months period ended September 30, 2018.

The results of operations of SlimCut have been included in the Company’s condensed consolidated statements of operations since the acquisition.  The financial effects of this acquisition, individually and in the aggregate, were not material to the Company’s consolidated condensed balance sheet and statement of operations as of and for the three and nine month period ended September 30, 2018 and, therefore, proforma results are not presented.
On August 3, 2015, the Company acquired all of the outstanding shares of The Video Network Pty, Ltd, an Australian limited liability company, ("TVN").  As consideration for the acquisition, the Company made an initial payment to the TVN Sellers of $3,040 Australian dollars ($2,217 U.S. dollars based on the currency exchange rate on the date of the acquisition). In addition, the former stockholders of TVN (“TVN Sellers”) were eligible to receive cash payments over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones in each of the periods from July 1, 2015 to June 30, 2016 and the period from July 1, 2016 to June 30, 2017, a portion of which was also contingent on continued employment of certain TVN Sellers (the “TVN Employee Sellers”). Subsequent to the date of acquisition, the Company re-measured the estimated fair value of the contingent consideration at each reporting date with any changes in fair value recorded in the Company’s statements of operations.
For the three and nine months ended September 30, 2017, the Company recorded $0 and $148, respectively, in mark-to market expense related to the change in contingent consideration for TVN Sellers that were not required to remain employed with the Company and $0 and $1,810, respectively, of compensation related expense in connection with the continued employment of the TVN Employee Sellers. Compensation related expense in connection with the continued employment of the TVN Employee Sellers is recorded in sales and marketing expense in the condensed consolidated statement of operations. As of December 31, 2017, all contingent consideration related to the purchase of TVN had been paid.
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

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
5.  Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$46,456	$—	$—	$46,456	$53,853	$—	$—	$53,853
Total assets	$46,456	$—	$—	$46,456	$53,853	$—	$—	$53,853
Liabilities:
Contingent consideration on acquisition liability(2)	$—	$—	$1,443	$1,443	$—	$—	$—	$—
Total liabilities	$—	$—	$1,443	$1,443	$—	$—	$—	$—

(1)
Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value. Amounts above do not include $24,111 and $22,467 of operating cash balances as of September 30, 2018 and December 31, 2017, respectively.

(2)
On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut.  In connection with the acquisition, the former stockholders of SlimCut are eligible to receive future cash payments contingent on the operating performance of SlimCut in reaching certain financial milestones. In estimating the fair value of the contingent consideration on the date of acquisition, the Company used a Monte-Carlo valuation model based on future expectations on reaching financial milestones, other management assumptions (including operating results, business plans, anticipated future cash flows, and marketplace data), and the weighted-probabilities of possible payments. These assumptions were based on significant inputs not observed in the market and, therefore, represent a Level 3 measurement. Based on the financial forecasts at September 30, 2018, no changes were recorded for the contingent liability. Any changes in the unobservable inputs could significantly impact the estimated fair value of the contingent consideration.

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

2018

Beginning Balance at January 1, 2018	$—
Contingent consideration (SlimCut Acquisition)	1,443
Mark-to-market(1)	—
Balance as of September 30, 2018	$1,443

(1)
As of September 30, 2018, there is no mark-to-market expense incurred based on the Company’s forecast of the estimated fair value of the contingent consideration relating to the acquisition of SlimCut. Amounts recorded as mark-to-market expense relating to Level 3 instruments are recorded in operating expense.  Refer to the table above regarding assumptions used for Level 3 instruments, and note 4 for further discussion of contingent consideration payments owed in connection with the Company’s acquisition of SlimCut.

6.  Goodwill and Intangible Assets, Net
Goodwill includes the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with the acquisitions of SlimCut and TVN (see Note 4 – Acquisitions). Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”), requires the Company to assess goodwill for impairment annually or more frequently if a triggering event occurs. The Company operates as one operating and reporting segment and, therefore, the Company assesses goodwill for impairment annually as one singular reporting unit. The Company’s policy is to first perform a qualitative assessment to determine if that it was more likely or not if the reporting unit's carrying value is less than the fair value, indicating the potential for goodwill impairment. If the reporting unit fails the qualitative test then the Company proceeds with the quantitative two step goodwill impairment calculation. During the third quarter of 2018, the Company performed a

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
6.  Goodwill and Intangible Assets, Net (Continued)

qualitative assessment of the reporting unit's fair value which included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of Telaria Inc.'s reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test.
The Company did not identify any impairment of its goodwill as of September 30, 2018 and December 31, 2017, and therefore, for the three and nine months ended September 30, 2018 and for the year-ended December 31, 2017, no impairment losses related to goodwill were recorded.
The changes in the carrying amount of goodwill as of September 30, 2018 are as follows:

September 30, 2018

Beginning balance as of January 1, 2018	$6,320
Acquisition-related goodwill	3,424
Foreign exchange impact	(125)
Ending Balance as of September 30, 2018	$9,619

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
The Company did not identify any impairment of intangible assets as of September 30, 2018 and December 31, 2017, and therefore, for the three and nine months ended September 30, 2018 and for the year-ended December 31, 2017, no impairment losses related to intangible assets were recorded.
Intangible assets that are not considered to have an indefinite useful life are amortized over their estimated useful lives on a straight-line method as follows:

Customer relationships	5 - 10 years
Technology	5 years
Information regarding the Company’s acquisition-related intangible assets, net is as follows:

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships(1)	$4,886	$(1,157)	$3,729
Technology(2)	987	(62)	925
Total acquisition-related intangible assets, net	$5,873	$(1,219)	$4,654

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
6.  Goodwill and Intangible Assets, Net (Continued)

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships(1)	$2,188	$(881)	$1,307

(1) The increase in gross carrying amount for customer relationships from December 31, 2017 to September 30, 2018, is primarily due to an increase of $2,900 relating to the acquisition of SlimCut, which was partially offset by a decrease of $202 from the foreign exchange impact for the same period. From December 31, 2017 to September 30, 2018, amortization expense increased by $354, offset by foreign exchange impact over the same period of $78.
(2) At December 31, 2017, the Company did not record any carrying amounts for technology acquisition-related intangible assets. The gross carrying amount for technology includes an increase of $1,000 due to the acquisition of SlimCut which was partially offset by foreign exchange impact of $13 for the nine months ended September 30, 2018. Accumulated amortization increased by $62 over the same period due to the acquisition of SlimCut.
Amortization expense for the three and nine months ended September 30, 2018 is $206 and $417, respectively. For the three and nine months ended September 30, 2017 amortization expense was $92 and $268, respectively.
The estimated future amortization expense for intangibles subject to amortization for the next five years and thereafter is as follows:

2018 (three months remaining)	205
2019	821
2020	821
2021	680
2022	484
2023 and thereafter	1,643

7.  Changes in Accumulated Other Comprehensive Loss
The following tables provide the components of accumulated other comprehensive loss income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
Balance at beginning of the Period	$(504)	$(204)	$(232)	$(331)
Other comprehensive income (loss)(1)	(145)	(42)	(417)	85
Balance as of September 30,	$(649)	$(246)	$(649)	$(246)

(1)	For the three and nine months ended September 30, 2018 and 2017, there were no reclassifications to or from accumulated other comprehensive (loss) income.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

8.  Net Loss Per Share of Common Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations, net of income taxes	$(1,581)	$(3,273)	$(10,665)	$(19,637)
Total (loss) income from discontinued operations, net of income taxes	—	15,567	(136)	22,771
Net income (loss)	$(1,581)	$12,294	$(10,801)	$3,134

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	52,716,626	50,642,344	52,265,228	50,280,849

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.03)	$(0.06)	$(0.21)	$(0.39)
Net income from discontinued operations	—	0.30	—	0.45
Net income (loss)	$(0.03)	$0.24	$(0.21)	$0.06
The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss from continuing operations per share, net loss per share and net income (loss) from discontinued operations per share of common stock because the effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock option awards	2,347,045	6,552,087	2,347,045	6,552,087
Restricted stock unit awards	6,554,864	2,975,616	6,554,864	2,975,616
Total anti-dilutive securities	8,901,909	9,527,703	8,901,909	9,527,703

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
As a result of the Company's Santa Monica relocation, the Company incurred one-time costs of $117 for the three months ending June 30, 2018. As a result of a change in term used in calculating the one-time costs, an additional $32 was recorded for the three months ended September 30, 2018. The company recorded the costs of $32 and $149 as restructuring costs in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
9.  Restructuring Costs (Continued)

The following table sets forth details regarding the activities described above during the nine months ended September 30, 2018.

	Balance as of January 1, 2018	Expenses, net	Cash	Non-Cash	Balance as of September 30, 2018

Restructuring liability	$—	$149	$(73)	$7	$83

10. Commitments and Contingencies

Operating Commitments

The Company leases office space under non-cancellable operating lease agreements that expire at various dates and is party to contracts for other services under various non-cancellable agreements that expire in 2019. Effective December 2017, the Company entered into a lease for its current headquarters at 222 Broadway, New York, New York. The commencement date for the sublease was January 2018 and it expires in July 2029. In June 2018, the Company entered into an agreement to sublease its former headquarters at 1501 Broadway, New York, NY, with a commencement date of August 1, 2018 and an expiration date of January 31, 2025.

As of September 30, 2018, future minimum payment commitments required under the Company’s non-cancellable office space leases, including the lease for its current corporate headquarters (which the Company relocated to during the second quarter of 2018 at 222 Broadway, New York, NY), and its former corporate headquarters (which the Company currently subleases), co-location agreements and third-party licenses, net of aggregate future sublease income, for the next five years and thereafter are as follows:

Remaining 2018	$1,639
2019	6,438
2020	6,486
2021	5,399
2022	4,922
Thereafter	18,127
Total minimum operating commitments	43,011
Less non-cancellable sublease income	(22,515)
Total operating commitments	$20,496

Total rent expense recorded within operating income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 is $648 and $2,819 respectively. Rent expense for the three and nine months ended September 30, 2017 is $760 and $2,268, respectively. In addition, the Company recorded sublease expense for the three and nine months ended September 30, 2018 of $1,020 and $2,059, respectively, and $448 and $1,298 for the three and nine months ended September 30, 2017, respectively, and sublease income for the three and nine months ended September 30, 2018 of $881 and $1,976, respectively, and $538 and $1,494 for the three and nine months ended September 30, 2017, respectively. Sublease income and expense is recorded within other income (expense), net in the condensed consolidated statements of operations.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
10. Commitments and Contingencies (Continued)

Letters of Credit

At September 30, 2018, the Company had the following outstanding letters of credit:

•	$450 related to its former headquarters at 52 W 23rd St, New York, New York
•	$320 related to its office space in Mountain View, California
•	$2,332 related to its former headquarters at 1501 Broadway, New York, New York
•	$633 related to its current headquarters at 222 Broadway, New York, New York

Legal Contingencies

The Company is occasionally involved with various claims and litigation during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of September 30, 2018 and December 31, 2017, no reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

11. Subsequent Events
In October 2018, the Company’s Board of Directors approved a share repurchase plan, under which the Company is authorized to purchase up to $20,000 of common stock over an eighteen-month period beginning October 2, 2018. The repurchases may be made, from time to time, in the open market or by privately negotiated transactions, and are expected to be funded from cash on hand. The share repurchase program may be suspended, modified or discontinued at any time.

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
Overview
Telaria, Inc. provides a fully programmatic software platform for premium publishers to analyze, manage and monetize their video advertising. Our platform is built specifically for digital video and to support the unique requirements of connected TV, mobile and over-the-top content. We provide publishers with real-time analytics and decisioning tools to optimize their video advertising business, and offer a holistic video monetization solution that allows publishers to efficiently sell their inventory however they want to transact.
Our technology enables publishers to manage and deliver their directly sold and programmatic video inventory through a single platform, allowing them to get a complete picture of their sales efforts and gain important insights into the value of their video inventory across channels. Our platform is integrated with leading third-party demand-side platforms, or DSPs, through server-to-server integrations, which enable publishers to programmatically connect with buyers through private marketplaces or open auctions with significantly reduced latency and response time. In addition, publishers manage their directly sold video inventory through our Advanced TV ad server, which was built specifically to meet the unique requirements of CTV.
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

For the quarter ended September 30, 2018, our revenue from continuing operations increased to $13.5 million, compared to $12.7 million for the quarter ended September 30, 2017 , an increase of 6.0%.  Over the same period, our gross margin decreased to 86.1% for the quarter ended September 30, 2018, compared to 94.0% for the quarter ended September 30, 2017. Our loss from continuing operations, net of income taxes decreased from a loss of $3.3 million for the quarter ended September 30, 2017 to a loss from continuing operations, net of income taxes of $1.6 million for the quarter ended September 30, 2018, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) decreased from a gain of $0.4 million to a gain of $0.0 million for the same respective periods.

For the nine months ended September 30, 2018, our revenue from continuing operations increased to $35.5 million compared to $28.8 million for the nine months ended September 30, 2017, an increase of 23.3%.  Over the same period, our gross margin decreased to 88.6% for the nine months ended September 30, 2018, compared to 91.5% for the nine months ended September 30, 2017. Our loss from continuing operations, net of income taxes decreased from a loss of $19.6 million for the nine months ended September 30, 2017 to a loss from continuing operations, net of income taxes of $10.7 million for the nine months ended September 30, 2018 and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) increased from a loss of $9.6 million to a loss of $4.4 million for the same respective periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands) (unaudited)
Revenue	$13,478	$12,715	$35,509	$28,788
Gross margin	86.1%	94.0%	88.6%	91.5%
Loss from continuing operations, net of income taxes	(1,581)	(3,273)	$(10,665)	$(19,637)
Adjusted EBITDA	$39	$416	$(4,361)	$(9,559)

Adjusted EBITDA
Adjusted EBITDA represents our loss from continuing operations, net of income taxes, before depreciation and amortization expense, total interest and other expense (income), net, provision (benefit) for income taxes, and as adjusted to eliminate the impact of non-cash stock-based compensation expense, acquisition-related costs, restructuring costs, mark-to-market expense, executive severance, retention and recruiting costs, disposition-related costs, expenses for transitional services, and other adjustments.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses we do not consider to be indicative of our core operating performance in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.

Adjusted EBITDA is a non-GAAP financial measure. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (d) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (e) Adjusted EBITDA does not reflect acquisition-related costs, restructuring costs, executive severance, retention and recruiting costs, disposition-related costs, expenses for transitional services and other adjustments that may represent a reduction in cash available to us; and (f) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results.
The following table presents a reconciliation of adjusted EBITDA to loss from continuing operations, net of income taxes, the most directly comparable U.S. GAAP measure, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands) (unaudited)
Loss from continuing operations, net of income taxes	$(1,581)	$(3,273)	$(10,665)	$(19,637)
Adjustments:
Depreciation and amortization expense	523	984	3,198	2,995
Total interest and other income (expense), net(1)	(45)	(651)	(1,843)	(546)
Provision (benefit) for income taxes	103	(29)	146	56
Stock-based compensation expense	934	1,534	2,769	3,030
Acquisition-related costs(2)	73	—	402	1,810
Restructuring costs(3)	32	—	149	—
Mark-to-market expense(4)	—	—	—	148
Executive severance, retention and recruiting costs	—	887	223	1,219
Disposition-related costs(5)	—	600	—	900
Expenses for transitional services(6)	—	364	697	364
Other adjustments(7)	—	—	563	102
Total net adjustments	1,620	3,689	6,304	10,078
Adjusted EBITDA	$39	$416	$(4,361)	$(9,559)

(1)	Reflects sublease income for our former office locations net of rent expense for those same locations. In addition, includes income received from the transfer of rights in the name "Tremor Video".

(2)
For the three and nine months ended September 30, 2018, reflects acquisition-related costs incurred in connection with our acquisition of SlimCut. For the three and nine months ended September 30, 2017, reflects acquisition-related costs incurred in connection with the acquisition of TVN. Refer to Note 4 - Acquisition, in the notes to the condensed consolidated financial statements.

(3)	Reflects the estimated fair value of costs related to the relocation of office space. Refer to Note 9 - Restructuring costs in the notes to the condensed consolidated financial statements.

(4)
Reflects expense incurred based on the re-measurement, at September 30, 2017, of the estimated fair value of earn-out payments that were paid in connection with the acquisition of TVN and which were not conditioned on continued employment. Refer to Note 4 - Acquisition in the notes to the condensed consolidated financial statements.

(5)
Reflects professional fees incurred in connection with the sale of the buyer platform in August 2017. Refer to Note 3 - Disposition of Buyer Platform in the notes to the condensed consolidated financial statements of this Form 10-Q.

(6)	Reflects costs incurred providing transitional services following the sale of our buyer platform.

(7)
For the nine months ended September 30, 2018, reflects rent expense for our current corporate headquarters during the period of time in which such space was unoccupied. For the nine months ended September 30, 2017, reflects amounts accrued in connection with a one-time change in our employee vacation policy.

Components of Operating Results
We operate in one segment, online video advertising services.  The key elements of our operating results include:
Revenue
We generate revenue each time a transaction occurs on our platform based on a simple and transparent fee structure established with our publisher partners and do not collect any fees directly from buyers. For substantially all transactions generated through our platforms, we act as an agent on behalf of publishers and revenue is recognized net of any inventory costs that it remits to publishers. For certain transactions, we report revenue on a gross basis, based primarily on our determination that we are acting as a primary obligor for the buyer with respect to such transactions. Refer to Note 2 - Summary of Significant Accounting Policies-Revenue Recognition, in the notes to the condensed consolidated financial statements.
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
Interest and Other Income (Expense), Net
Interest and other income (expense), net consist primarily of interest income, interest expense, sublease income and sublease expense and foreign exchange transaction gains and losses.  Interest income is derived from interest received on our cash and cash equivalents.  Interest expense is primarily attributable to interest paid on taxes and fees to local jurisdictions   Sublease income and expense is attributable to subleases on our former corporate headquarters. As of September 30, 2018 and December 31, 2017, we did not have any outstanding borrowings under our credit facility.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$13,478	100%	$12,715	100.0%	$35,509	100.0%	$28,788	100.0%
Cost of revenue	1,868	13.9	764	6.0	4,032	11.4	2,445	8.5
Gross profit	11,610	86.1	11,951	94.0	31,477	88.6	26,343	91.5

Operating expenses:
Technology and development	2,432	18.0	2,116	16.6	7,044	19.8	6,650	23.1
Sales and marketing	5,840	43.3	7,461	58.7	18,778	52.9	21,687	75.3
General and administrative	4,306	32.0	5,343	42.0	14,670	41.3	14,990	52.1
Restructuring costs	32	0.2	—	—	149	0.4	—	—
Depreciation and amortization	523	3.9	984	7.7	3,198	9.0	2,995	10.4
Mark-to-market	—	—	—	—	—	—	148	0.5
Total operating expenses	13,133	97.4	15,904	125.1	43,839	123.5	46,470	161.4%

Loss from continuing operations	(1,523)	(11.3)	(3,953)	(31.1)	(12,362)	(34.8)	(20,127)	(69.9)
Total interest and other (expense) income, net	45	0.3	651	5.1	1,843	5.2	546	1.9
Loss from continuing operations before provision for income taxes	(1,478)	(11.0)	(3,302)	(26.0)	(10,519)	(29.6)	(19,581)	(68.0)
Provision (benefit) for income taxes	103	0.8	(29)	(0.2)	146	0.4	56	0.2
Loss from continuing operations, net of income taxes	(1,581)	(11.7)	(3,273)	(25.7)%	(10,665)	(30.0)%	(19,637)	(68.2)%
Total income from discontinued operations, net of income taxes	—	—	15,567	122.4	(136)	(0.4)	22,771	79.1
Net loss	$(1,581)	(11.7)%	$12,294	96.7%	$(10,801)	(30.4)%	$3,134	10.9%

Comparison for the Three and Nine Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		Change Increase/ (Decrease)		Nine Months Ended September 30,		Change Increase/ (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Revenue	$13,478	$12,715	$763	6.0%	$35,509	$28,788	$6,721	23.3%

Our revenue during the three months ended September 30, 2018 increased to $13.5 million from $12.7 million for the same period in 2017, an increase of 6.0%.

Our revenue during the nine months ended September 30, 2018 increased to $35.5 million from $28.8 million for the same period in 2017, an increase of 23.3%. The increase in our revenue over each of these periods resulted primarily from an increase in the amount of spend being transacted on CTV, OTT and mobile platforms, which was partially offset by a decrease in spend associated with desktop devices.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$1,868	$764	$1,104	144.5%	$4,032	$2,445	$1,587	64.9%
Gross profit	11,610	11,951	(341)	(2.9)%	31,477	26,343	5,134	19.5%
Gross margin	86.1%	94.0%			88.6%	91.5%
Our cost of revenue during the three months ended September 30, 2018, increased to $1.9 million from $0.8 million for the three months ended September 30, 2017. Our cost of revenue during the nine months ended September 30, 2018, increased to $4.0 million from $2.4 million for the nine months ended September 30, 2017. The increase in our cost of revenue over each of these periods primarily reflects an increase in hosting fees corresponding with additional spend being transacted through our platform, as well as an increase in cost of inventory relating to transactions that we report on a gross basis.
For the three months ended September 30, 2018, gross profit was $11.6 million, a decrease of $0.3 million or 2.9%, compared to the prior year period. For the nine months ended September 30, 2018, gross profit was $31.5 million, an increase of $5.1 million, or 19.5%, compared to the prior year period.
Our gross margin decreased to 86.1% and 88.6% for the three and nine months ended September 30, 2018, respectively, compared to 94.0% and 91.5% for the three and nine months ended September 30, 2017, respectively. The decrease in our gross margin was driven in part by a change in the relative contribution to revenue from transactions reported on a gross basis.
Technology and Development Expense

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$2,432	$2,116	$316	14.9%	$7,044	$6,650	$394	5.9%
% of total revenue	18.0%	16.6%			19.8%	23.1%

The increase in technology and development expense during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily attributable to a $0.3 million increase in salaries, incentive compensation and stock-based compensation.
The increase in technology and development expense for the nine months period ended September 30, 2018 compared to the nine months period ended September 30, 2017, was primarily attributable to a $0.6 million increase in salaries, incentive compensation and stock-based compensation, partially offset by a $0.2 million decrease in overhead costs.

Sales and Marketing Expense

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$5,840	$7,461	$(1,621)	(21.7)%	$18,778	$21,687	$(2,909)	(13.4)%
% of total revenue	43.3%	58.7%			52.9%	75.3%

The decrease in sales and marketing expense during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was attributable to a $1.4 million decrease in salaries, incentive compensation, which primarily resulted from a decrease in sales commission and executive severance costs and by a $0.2 million decrease in overhead costs.
The decrease in sales and marketing expense during the nine months period ended September 30, 2018, compared to the nine months ended September 30, 2017, was attributable to a $2.1 million decrease in salaries, incentive compensation and stock based compensation, which primarily resulted from a decrease in sales commissions and executive severance costs, a $0.4 million decrease in bad debt expense and a $0.4 million decrease in overhead costs.
General and Administrative Expense

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$4,306	$5,343	$(1,037)	(19.4)%	$14,670	$14,990	$(320)	(2.1)%
% of total revenue	32.0%	42.0%			41.3%	52.1%

The decrease in general and administrative expense during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily attributable to a $0.8 million decrease in salaries, incentive compensation, stock-based compensation, which primarily resulted from a decrease in performance bonuses and a $0.2 million decrease in overhead costs.
The decrease in general and administrative expense during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily attributable to a $0.3 million decrease in salaries, incentive compensation, stock-based compensation and other personnel-related costs.
Restructuring Costs

	Three Months Ended June 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Restructuring costs	$32	$—	$32	100.0%	$149	$—	$149	100.0%
% of total revenue	0.2%	—%			0.4%	—%
Restructuring costs for the three and nine months ended September 30, 2018 are the result of costs due to the relocation of our office space, which resulted from the sale of our buyer platform.

Depreciation and Amortization Expense

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$523	$984	$(461)	(46.8)%	3,198	$2,995	$203	6.8%
% of total revenue	3.9%	7.7%			9.0%	10.4%

The decrease in depreciation and amortization expense for the three month period ended September 30, 2018, compared to the three month period ended September 30, 2017 was primarily attributable to certain leasehold improvements and furniture and fixtures that were being depreciated during 2017 period, which became fully depreciated in the second quarter of 2018.
The increase in depreciation and amortization expense during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to accelerated depreciation on leasehold improvements and furniture and fixtures that were not retained in connection with our relocation of office space.
Mark-to-Market Expense

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Mark-to-market expense	$—	$—	$—	NM	—	$148	$(148)	(100.0)%
% of total revenue	0.0%	—%			—%	0.5%

For the nine months ended September 30, 2017, mark-to-market expense is related to the Company’s re-measurement of the estimated fair value of contingent consideration that was due in connection with the acquisition of TVN (refer to note 4 in the notes to condensed consolidated financial statements).  Contingent consideration was paid in full as of September 30, 2017 and as a result, there was no mark-to-market expense during the three and nine months ended September 30, 2018.
Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Total interest and other (expense) income, net	$45	$651	$(606)	(93.1)%	$1,843	$546	$1,297	237.5%
% of total revenue	0.3%	5.1%			5.2%	1.9%

The decrease in total interest and other income (expense), net during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily attributable to a decrease in income of $0.4 million related to transitional services provided following the sale of our buyer platform, a $0.4 million increase in net sublease expense and a $0.1 million decrease in income related to license of intellectual property, partially offset by $0.3 million in interest income.
The increase in interest income and other income (expense), net during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily attributable to an increase in income of $0.3 million related to transitional services provided following the sale of our buyer platform, $0.6 million of income related to the license of intellectual property and $0.8 million of interest income, partially offset by a $0.4 million increase in net sublease expense.

Provision for income taxes

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Provision (benefit) for income taxes	$103	$(29)	$132	(455.2)%	$146	$56	$90	160.7%
% of total revenue	0.8%	(0.2)%			0.4%	0.2%

The provision (benefit) for income taxes for the three and nine month period ended September 30, 2018 and 2017 increased as a result of an increase in taxable income in foreign subsidiaries, including as a result of the acquisition of SlimCut.
Income from Discontinued Operations

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage	2018	2017	Amount	Percentage
	(dollars in thousands)
Total income (loss) from discontinued operations	$—	15,567	$(15,567)	(100.0)%	$(136)	$22,771	$(22,907)	(100.6)%
% of total revenue	—%	122.4%			(0.4)%	79.1%
In August 2017, we completed the sale of our buyer platform to Taptica. The consideration received was $50 million, subject to adjustment for working capital (refer to Note 3 in the condensed consolidated financial statements).  The results of our buyer platform have been recast as discontinued operations.
For the nine months ended September 30, 2018, total income (loss) from discontinued operations consisted of working capital adjustments relating to our sale of the buyer platform.
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
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of September 30,
	2018	2017
	(dollars in thousands)
Cash and cash equivalents	$70,567	77,173
Accounts receivable, net of allowance for doubtful accounts	67,963	48,784
Working capital	$63,639	$75,231
Our cash and cash equivalents at September 30, 2018 were held for working capital purposes. We do not enter investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Sources of Liquidity
Cash and Cash Equivalents
Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $70.6 million and $76.3 million as of September 30, 2018 and December 31, 2017, respectively.
Credit Facility
We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly. We are charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly. The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit. The credit facility matures in January 2020. While we had no outstanding borrowings under the credit facility as of September 30, 2018 and December 31, 2017, our lender has issued standby letters of credit in favor of the landlord of our headquarters totaling $2.3 million, which can be drawn down from amounts available under the credit facility.
The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months.  Pursuant to an amendment to the credit facility, executed in November 2018 the Adjusted EBITDA covenant will only be tested if (i) the quick ratio falls below a certain threshold and (ii) unrestricted and unencumbered cash falls below $25.0 million. Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  Subject to certain exceptions, we are also required to maintain all of our cash and cash equivalents at accounts with the lender. We were in compliance with all covenants as of September 30, 2018 and through the date of this filing.
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
Share Repurchase Program
In October 2018, our Board of Directors approved a share repurchase plan, under which we are authorized to purchase up to $20.0 million of common stock over an eighteen-month period beginning October 2, 2018. The repurchases may be made, from time to time, in the open market or by privately negotiated transactions, and are expected to be funded from cash on hand. The share repurchase program may be suspended, modified or discontinued at any time.

Historical Cash Flows
The following table summarizes our historical cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$794	$(10,395)
Investing activities	(7,478)	46,029
Financing activities	1,120	(2,783)

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
During the nine months ended September 30, 2018, our net cash provided by operating activities was $0.8 million and primarily consisted of a $5.3 million increase in net cash resulting from changes in operating assets and liabilities and an increase of $6.2 million in adjustments for non-cash items, partially offset by loss from continuing operations, net of income taxes of $10.7 million,  Adjustments for non-cash items consisted of $3.2 million in depreciation and amortization expense, $2.8 million in non-cash stock-based compensation expense and bad debt expense of $0.2 million. The increase in cash resulting from changes in our operating assets and liabilities during the nine months ended September 30, 2018 consisted of a $14.8 million increase in accounts payable and accrued expense, a $0.6 million increase in deferred rent and security deposits payable and a $0.3 million increase in other current liabilities, partially offset by a $7.3 million increase in accounts receivable, $1.8 million increase in prepaid expenses and other current assets, $0.7 million decrease in deferred income and a $0.6 million decrease in other liabilities. The components of our net loss from continuing operations are described in greater detail above under “Results of Operations.”
During the nine months ended September 30, 2017, our net cash used in operating activities was $10.4 million and consisted of a loss from continuing operations, net of income taxes of $19.6 million, a $10.6 million decrease in net cash resulting from changes in operating assets and liabilities and $3.0 million decrease as a result of adjustments for non-cash items, which was partially offset by total income (loss) from discontinued operations, net of income taxes of $22.8 million. Adjustments for non-cash items primarily consisted of gain on sale of discontinued operations, before income taxes of $15.2 million, partially offset by $6.2 million in depreciation and amortization expense, $3.7 million in non-cash stock-based compensation expense, $2.0 million in non-cash expenses related to our acquisition of TVN and $0.4 million of bad debt expense. The decrease in cash resulting from changes in our operating assets and liabilities during the nine months ended September 30, 2017 primarily consisted of a $8.9 million increase in accounts receivable, $4.8 million decrease in contingent consideration on acquisition, $2.7 million increase in prepaid expenses and other current assets and $0.5 million decrease in deferred rent and security deposits payable, partially offset by $5.2 million increase in accounts payable and $0.9 million increase in deferred income.
Investing Activities
For the nine months ended September 30, 2018 our net cash used in investing activities of $7.5 million consisted of the acquisition of SlimCut for initial cash payment of $4.9 million and the purchase of property and equipment of $2.6 million. For the nine months ended September 30, 2017, our net cash provided by investing activities of $46.0 million, consisted of the sale of our buyer platform for cash proceeds of $49.0 million, offset by $2.0 million of expenses paid with respect to the sale of the buyer platform and the purchase of property and equipment in the amount of $1.0 million.

Financing Activities
For the nine months ended September 30, 2018, our net cash provided by financing activities was $1.1 million, which consisted of $1.8 million in proceeds received from the exercise of stock option awards and $0.5 million of proceeds received in connection with shares purchased under our ESPP, partially offset by $1.2 million tax payments on behalf of employees related to net share settlements of restricted stock unit awards.
For the nine months ended September 30, 2017, our net cash used in financing activities was $2.8 million, which consisted primarily of purchases of common stock pursuant to our share repurchase program of $2.4 million, tax payments on behalf of employees related to net share settlements of restricted stock unit awards of $1.0 million and capital lease payments of $0.2 million, partially offset by proceeds received in connection with shares purchased under our ESPP of $0.4 million and the exercise of stock option awards of $0.4 million.
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
Interest Rate Risk
We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2018 and sustained through the period ended September 30, 2018, would not have been material. We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
We were exposed to market risks related to fluctuations in interest rates related to our $25.0 million credit facility where an increase in interest rates may result in higher borrowing costs.  Since we currently do not have any outstanding borrowings under our credit facility, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Foreign Currency Exchange Risk
Due to our international operations, we are exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars.  Our primary exposures are related to non-U.S. dollar denominated expenses and revenue primarily in Australia, Brazil, Canada, EU, Malaysia, New Zealand, Singapore and United Kingdom, Substantially all of our advertiser contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue. The effect of a 10% increase or decrease in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. These exposures may change over time as our business practices evolve and if our exposure increases, adverse movements in foreign currency exchanges rates could have a material adverse impact on our financial results.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.
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

TELARIA, INC.

By:	/s/ Mark Zagorski
Mark Zagorski
Chief Executive Officer

Date:	November 8, 2018

TELARIA, INC.

By:	/s/ John S. Rego
John S. Rego
Senior Vice President and Chief Financial Officer

Date:	November 8, 2018