Form 10-K
period 2018-12-31
Telaria, Inc.
filed 2019-03-19
CIK 1375796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35982

TELARIA, INC.
(Name of registrant as specified in its Charter)

Delaware	20-5480343
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

222 Broadway, 16th Floor
New York, New York 10038
(Address of Principal Executive Offices)

(646) 723-5300
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter was approximately $165.8 million.

As of March 13, 2019, there were 45,561,523 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, are incorporated herein by reference from the definitive proxy statement relating to our 2019 annual meeting of stockholders. The proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after December 31, 2018.

Telaria, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2018
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements that involve substantial risks and uncertainties.  In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. The forward-looking statements and opinions contained in this prospectus are based upon information available to us as of the date of this Annual Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include statements about:

•	the expansion of the online video advertising market;

•	the adoption of our platform by publishers and our ability to increase the amount of video advertising inventory managed and sold through our platform;

•	our ability to increase the amount of advertising spend and revenue transacted through our platform by buyers, including third party demand side platforms, or DSPs;
•our ability to develop and maintain relationships with premium video publishers on terms that are favorable to us;

•	the shift in video consumption from linear TV to digital mediums such as connected TV, or CTV and over-the-top, or OTT;

•	the effects of increased competition as well as innovations by new and existing competitors in our market;

•	our ability to effectively innovate and scale our technology and to continue to address the rapidly evolving requirements of our clients;

•	our ability to protect viewers’ information and adequately address privacy concerns;

•	our ability to ensure a high level of brand safety for our clients and to detect “bot” traffic and other fraudulent or malicious activity;
•the effect of regulatory developments and industry standards regarding Internet privacy and other matters;
•our ability to maintain, protect and enhance our intellectual property;
•costs associated with defending intellectual property infringement, securities and other claims;
•potential acquisitions and integrations of complementary business and technologies;
•expected investments or expenditures;
•our ability to attract and retain qualified employees and key personnel; and

•	future revenue or the sources of such revenue, pricing models, gross margins, take rates, net income, hiring plans, expenses, capital expenditures, capital requirements and stock performance;

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

PART I

ITEM 1.  BUSINESS

Overview
 Telaria, Inc. provides a fully programmatic software platform for publishers to manage and monetize their video advertising. Our platform is built specifically for digital video and to support the unique requirements of connected TV, mobile and over-the-top content. We provide publishers with real-time analytics, data and decisioning tools to control their video advertising business and offer a holistic monetization solution to optimize yield across a publisher’s entire supply of digital video inventory.

Our technology enables publishers to manage and deliver their directly sold and programmatic video inventory through a single platform, allowing them to get a complete picture of their sales efforts and maximize revenue from ad placements across channels. Our platform is connected with leading third-party demand-side platforms, or DSPs, through server-to-server integrations, creating a robust programmatic marketplace where publishers can seamlessly transact with buyers. These programmatic transactions fully automate the sales process and enable publishers to increase the value of their advertising inventory by using data to better segment and match their supply with demand.
In addition, publishers manage video inventory sold by their direct sales teams through our Advanced TV ad server, which was built specifically to meet the unique requirements of connected TV, or CTV, and over-the-top, or OTT, content. Publishers use our integrated ad-server and programmatic supply side platform to optimize yield by having their directly sold campaigns compete against our marketplace of programmatic demand to drive the highest value for their inventory.

We provide a full suite of tools for publishers to control their video advertising business and protect the consumer viewing experience. These controls are particularly important for our clients in CTV and OTT who need to ensure a TV-like viewing and advertising experience for consumers. For instance, our ad-pod feature provides long-form content publishers with a tool analogous to commercial breaks in traditional linear television so that they can request and manage several ads at once from different demand sources. Using this tool, publishers can establish business rules such as competitive separation of advertisers to ensure that competing brand ads do not appear during the same commercial break, audio normalization to control for the volume of an ad relative to content, and frequency capping to avoid exposing viewers to repetitive ad placements.
Publishers on our platform receive up-to-the-second reporting and diagnostics so that they can effectively monitor buying patterns and make real-time changes to take advantage of market dynamics. Our inventory intelligence dashboard provides publishers with extensive analytics that leverage billions of historical data points to drive their monetization strategy, as well as access to first and third-party data that offers valuable insights into their video advertising such as performance, viewability and audience data, which can be used to segment inventory and create incremental value.

We have built long-standing relationships with premium video publishers, in particular in the CTV and OTT space, and we believe the scale and quality of our client base makes us an important partner to video ad buyers. Buyers on our platform include some of the largest brand advertisers in the world and our platform is integrated with the leading video volume buyers in digital advertising. We provide our platform internationally in Europe, Canada, Latin America, and the Asia Pacific regions. We generate revenue when an advertising impression is sold on our platform based on a simple and transparent fee structure established with our publisher partners and do not collect any fees directly from DSPs integrated with our platform.

In September 2017, we changed our name from “Tremor Video, Inc.” to “Telaria, Inc.” In connection with the name change, our NYSE ticker symbol was changed to “TLRA” and our corporate website address was changed to www.telaria.com. Information on or accessible through our website is not incorporated by reference to this report.

Our Industry

Online video is among the fastest growing advertising formats worldwide. Several factors, including the availability of high-speed broadband and mobile network infrastructure, penetration of internet-connected devices, a proliferation of online content publishers and a behavioral shift towards online and video on demand viewing are driving robust growth in digital video consumption.

Consumers are rapidly shifting their viewing habits towards digital mediums and expect to be able to consume content seamlessly across multiple devices, including computers, tablets, smartphones, and CTVs whenever and wherever they want. The rapid adoption of OTT viewing and CTV has disrupted the traditional linear TV distribution model, as eMarketer estimates that approximately 33.0 million people in the US have cut-the-cord (i.e., canceled a pay TV service and continue without it) as of the end of 2018, reflecting a 32.8% year-over-year increase. This disruption has created new options for consumers and new economic opportunities for content publishers and advertisers.

The continued growth of online video consumption is resulting in a corresponding increase in the amount of advertising dollars being spent by brands through digital video channels. According to estimates from eMarketer, the U.S. online video advertising market is forecasted to grow to $40.1 billion in 2020, from an estimated $27.8 billion in 2018, representing an increase of 44%. Online video advertising provides a number of advantages over traditional television advertising for both publishers and buyers. For publishers, digital advertising enables content owners to realize the greatest value of their video content by providing tools to maximize advertising yield and manage inventory allocation, while providing advanced real-time reporting and analytics that can inform the sales process. For buyers, online video advertising combines the rich “sight, sound and motion” of television with the advanced optimization, targeting and analytics of digital.

As online video advertising continues to scale and evolve, the need for software solutions that automate the process for planning, buying, selling and measuring video advertising across screens has become more pronounced. As a result, the amount of online video advertising being bought and sold programmatically has increased. Programmatic buying refers to the automated purchase and sale of digital advertising through technology, including the use of real-time bidding technology that allows for the dynamic purchase and sale of advertising inventory on an impression-by-impression basis. We believe that programmatic buying will continue to grow as a percentage of video advertising spend. A report from eMarketer estimates that programmatic digital video ad spending in the US will grow from $22.5 billion in 2018 to $33.6 billion in 2020, a 49% increase.

Despite the tremendous growth opportunity in the programmatic video advertising, publishers face a number of challenges that require sophisticated technology to solve. Publishers must manage a complex advertising landscape with an increasing number of buyers and technology intermediaries and multiple channels for content consumption for consumers, while protecting the value of their brand and ensuring a high quality end user experience. For instance, publishers must ensure that ads load properly and do not cause delays, are brand safe, match the quality of the premium content that is being viewed, are played at the appropriate volume, and are not overly repetitive. Publishers also need tools to ensure proper management of sales channel and advertiser conflicts, including managing the delivery of their directly sold and programmatic video inventory. These concerns are particularly pronounced for large media companies and broadcasters that are focused on growing their CTV and OTT business. All of these requirements must be executed in real-time and at scale, across multiple channels and devices.

Our Platform

Our software platform features:

•
Leadership in CTV and OTT. We have strategically built our platform to meet the unique requirements of CTV and OTT publishers. Many of these publishers have their roots in linear television and it is important that established business practices in television advertising can be translated to programmatic CTV advertising. For instance, our ad-pod feature provides long-form content publishers with a tool analogous to commercial breaks in traditional linear television, so that they can request and manage several ads at once from different demand sources, in a single ad-pod. Using this tool, publishers can establish business rules such as competitive separation of advertisers to ensure that competing brand advertisements do not appear during the same commercial break and frequency capping to ensure that viewers do not receive repetitive ad placements.

•
Holistic yield management.  Our technology enables publishers to manage and deliver their directly sold and programmatic video inventory through a single platform, allowing them to get a complete picture of their sales efforts and maximize revenue from their ad placements across channels no matter how it is sold. Our integrated ad-server and programmatic supply side platform optimizes yield for a publisher by enabling their directly sold campaigns to compete against our marketplace of programmatic demand to drive the highest value for their inventory.

•
Programmatic supply side platform. Our platform is integrated with the leading DSPs, which enables publishers to seamlessly connect to buyers through our programmatic marketplace. Publishers are able to sell their inventory however they want to transact, including through: open auction, where buyers bid against each other in a real-time auction for the right to purchase a publisher’s inventory; private marketplaces, where select buyers are given the opportunity to bid on a curated set of inventory; or programmatic direct, where a publisher transacts with a specific buyer often at a fixed rate and on a fully guaranteed basis.  Programmatic transactions complement a publisher’s direct sales force by enabling them to automate their sales process and improve workflow capabilities to increase productivity. These transactions also create incremental revenue opportunities by enabling buyers and publishers to directly communicate and share data to deliver more valuable targeted advertising.

•
Advanced brand safety controls. We offer publishers advanced controls to ensure the integrity of their brand and protect the consumer viewing experience. For instance, our creative review tool lets publishers review the specific creative ad unit that is being served to their inventory, including the volume of the ad relative to their content. If the creative ad unit does not align with the publisher’s brand parameters or content guidelines, they can easily block the ad from serving.

•
Yield optimization tools. We provide publishers with essential tools to manage yield and maximize revenue opportunities, including the ability to define supply hierarchies and demand tiers, minimum price floors, and advertiser and category level black and white lists to manage potential sales channel conflicts.

•
Real time reporting, analytics and diagnostics.  Our platform provides publishers with access to up-to-the-second reporting, which allows them to effectively monitor buying patterns and make real-time changes to take advantage of market dynamics and maximize their yield. We also offer extensive analytics that leverage billions of historical data points derived through our platform to drive long-term monetization strategy for publishers. Our real-time diagnostic tools enable publishers to discover and resolve any revenue impacting issues within seconds, as opposed to waiting days for post-campaign reporting.

•
Inventory Intelligence.  Our inventory intelligence dashboard provides publishers with first and third-party data that offers valuable insights into their inventory such as performance, viewability and audience data. For instance, our recently launched TV Content Reporting tool provides CTV and OTT publishers with granular analytics around the bidding and buying patterns of specific show titles, episodes, content categories. This data can then be used by publishers to segment their advertising inventory so that it becomes more easily discoverable for buyers that are looking to deliver targeted, relevant advertising to consumers.

•
Out-stream solution. Our proprietary out-stream solution creates additional advertising opportunities for publishers outside of their in-stream video content. This technology automatically launches video advertising in-content on a webpage or application as the user scrolls through an article. For print publishers, this product opens up a new source of advertising revenue that can be seamlessly sold through our platform or their direct sales force.

Our Competitive Strengths

•
Built exclusively for video. Our platform is focused exclusively on managing and monetizing digital video inventory. Unlike other platforms that were originally built to monetize display advertising, our platform was built from day one to address the special requirements of online video, in particular applications running on mobile or CTV devices. Online video poses a number of unique challenges compared to display such as the ability to dynamically inserts ads into live streams, control for ad volume, ensure ad formats play across devices and best match the viewer’s environment, and accommodate spikes in video consumption around landmark events. Any failure to address these challenges could significantly impair the user experience, which is of utmost importance to premium publishers.

•
Premium unique inventory. We have expended significant time and resources cultivating and building long-term relationships with premium content providers that offer high-quality unique video inventory, in particular in the OTT and CTV space. This inventory is highly sought after by advertisers looking to capitalize on the shift in video consumption from linear TV to digital and tends to be focused on a smaller number of large scale publishers. Many of our clients have limited experience with programmatic advertising and our subject matter experts often serve in consultative role within a client's organization to help establish best practices and drive their monetization strategy.

•
Scaled programmatic marketplace. We have created a scaled marketplace of programmatic video supply and demand. Buyers on our platform include some of the largest brand advertisers in the world and our platform is connected with all of the leading video demand side platforms through server-to-server integrations that significant reduce latency and response time.

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

•
Scalability and continuous innovation. Our platform is built with a flexible architecture and an adaptable data pipeline at its center, so that we can easily expand the platform as well as integrate with ecosystem partners, enabling our clients to use our platform as a full-suite solution to serve all of their needs. Our open architecture allows us to implement rapid product cycles so that we are continuously innovating to enhance our platform for our clients and stay ahead of the curve in a rapidly evolving industry. For example, we believe that we were the first sell-side solution to deliver programmatic ads into live streaming content.

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

•
Transparent pricing. We generate revenue each time an impression is monetized on our platform based on a simple and transparent fee structure established with our publisher partners and do not collect any fees directly from buyers. This allows publishers to get a true measure of the value of their inventory.

Clients and Sales

As of December 31, 2018, we had total sales and marketing staff of 103 employees. For 2018, 2017 and 2016 our total sales and marketing expenses were $25.4 million, $28.1 million and $22.3 million, respectively.
Our sales strategy is focused on serving the following core client constituencies: publishers that use our platform to manage and monetize their video inventory and buyers that purchase such inventory, including DSPs that directly purchase inventory on behalf of their clients as well as brand advertiser and advertising agencies who ultimately control and direct advertising spend through DSPs.
Our publisher sales team is responsible for increasing the number of premium publishers using our platform and deepening relationships with our existing clients. Our buyer sales team is responsible for increasing the amount of spend and bidding activity being transacted by buyers on our platform.
Publishers
Publishers own or operate media properties, websites and applications through which video advertisements can be delivered to consumers as they navigate across screens. Publishers use our platform to monetize and manage their video inventory.
We are focused on establishing direct relationships with premium content providers that offer unique, high-quality production and viewing experiences, in particular in the OTT and CTV space. This inventory is highly sought after by brand advertisers looking to capitalize on the shift from linear TV to digital, as it combines a TV-like viewing experience with the significant advantages of online advertising, including the ability to target audiences and measure performance in real-time.
Unlike desktop or mobile video advertising which may come from disparate sources, CTV and OTT inventory tends to be focused on a smaller number of publishers. These publishers, tend to be larger and face a more sophisticated set of challenges compared to other online publishers. Accordingly, the sales cycle can be time and resource intensive.
Given the limited number of CTV and OTT publishers, we are focused on building deeper, long-term strategic partnerships with these clients through a full-service business development strategy. We have invested significant resources in identifying and cultivating these relationships. Our sales executives and account managers often serve a consultative role within a client’s sales organization to help establish best practices and evangelize the benefits of programmatic CTV advertising. This team is further supported by our product and engineering team with deep technical expertise, and for larger clients, we may build-out custom features or functionality to help drive deeper adoption of our platform.

Buyers

DSPs are technological intermediaries through which advertisers and agencies transact on our platform. DSPs provide ad delivery and targeting solutions for ad campaigns and purchase video inventory on behalf of advertiser and agency clients. These DSPs are directly connected to our technology through server-to-server integrations and are responsible for bidding on and purchasing advertising inventory on our platform pursuant to master service agreements.
We maintain close relationships with DSPs to maximize the amount of spend being transacted through our platform. For instance, our sales team collaborates with DSPs to create custom private marketplaces that fit specific targeting criteria for a given campaign. Our team of technical account managers continually monitors DSP bidding activities and provides recommendations that inform their trading practices, including insights around bidding behaviors and forecasting tools that assist in media planning.
While the DSP is directly responsible for purchasing advertising inventory, the overall direction of an advertising campaign is typically determined by the advertiser or advertising agency that has engaged the DSP. For certain private marketplace transactions, the specific parameters of a campaign may be negotiated directly with the advertiser or agency without involvement of a DSP. Accordingly, in order to increase the amount of spend transacted on our platform, we also maintain close relationships directly with brand advertisers and agencies. Our brand-focused sales strategy is to target the most “video ready” brand advertisers, including large traditional TV advertising spenders, who are looking to capitalize on the shift in video consumption from linear-TV to online. Our agency sales team is focused on establishing relationships with key decision makers within the largest advertising agencies and agency trading desks.
Technology and Development

We have incurred substantial technology and development expenses developing, maintaining and improving the technology that underlies our platform. We believe that technology innovation is key to our success and we intend to continue to invest in the development of new feature sets and functionalities as well as enhancements to our existing product suite. As of December 31, 2018, we had a total of 34 employees engaged in technology and development functions. The majority of our technology and development team is located in Mountain View, California and Paris, France.
Competition

We operate in a dynamic and competitive market, influenced by trends in both the overall advertising market as well as the online video advertising industry. The competitive dynamics of our market are unpredictable because our market is in an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations. We compete with large internet and media companies that offer video advertising services and sell video advertising inventory as part of a larger solution, as well as advertising technology companies, advertising networks, and supply side platforms that represent publishers. Publishers that use our platform may also use other technology partners to sell their inventory or may sell a significant portion of their inventory through their own sales organizations without use of our platform. Many of our competitors have significant client relationships, much larger financial resources and longer operating histories than we have.
We believe that we compete on the basis of our ability to technologically innovate, the speed, reliability, scale and ease of use of our self-service platform, our ability to bring demand to publishers at scale, the quality of tools that we provide to publishers to manage and monetize their inventory and our real-time reporting and analytics. We believe that we compete favorably with respect to all of these factors. Other competitive strengths include our video-only focus, first mover advantage in OTT and CTV, independent business model that allows us to fully align with our publisher partners, and our emphasis on transparency in pricing and inventory quality.
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
Governmental Regulation; Industry Alliances
We are subject to numerous U.S. and foreign laws and regulations that are applicable to companies engaged in the online video advertising business. In addition, many areas of law that apply to our business are still evolving and could potentially affect our business to the extent they restrict our business practices or impose a greater risk of liability.
Privacy and Data Protection
We are subject to or affected by federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, transfer and security of personal data, such as the use of personal data for online analytics, use of online tracking technologies, or collection of precise geo-location of mobile devices. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Changes to these laws, regulations and guidelines may affect our ability to collect, use, and share personal data, and to provide services to customers that rely upon our ability to leverage data. The use of personal data for digital advertising is a topic of active interest among federal, state, and foreign regulatory bodies. Proposed legislation, regulations and guidelines could, if enacted or implemented, prohibit or limit our ability to use certain technologies that track individuals’ activities online. Evolving global privacy and data protection requirements may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. Additionally, if we fail to follow the commitments we make in public privacy notices or applicable self-regulatory security standards we may incur significant fines or experience a significant increase in costs
Our solutions reach devices and users throughout the world, including in Australia, North America, South America, Europe and Asia. Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply. For example, the European General Data Protection Regulation, or GDPR, went into effect in May 2018. GDPR introduces strict requirements for processing personal data and increases the compliance burden on us, including by mandating documentation requirements, granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20.0 million euros or up to 4% of annual global revenue. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
Employees
As of December 31, 2018, we had 167 employees, of which 34 were primarily engaged in technology and development functions, 103 were engaged in sales and marketing functions, and 30 were engaged in general and administrative functions. Substantially all of these employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be favorable.
Facilities
        Our principal office occupies approximately 26,664 square feet of leased office space in New York, New York pursuant to a lease agreement that expires in 2029. We also lease offices in Mountain View, California; San Francisco, California; Los Angeles, California; Melbourne, Australia; Sydney, Australia; London, England; Paris, France; Toronto, Canada; Kuala Lumpur, Malaysia; São Paulo, Brazil; and Auckland, New Zealand. In addition, we utilize a third-party data center hosting facility located in New York, New York. We believe our facilities are adequate for our current and near-term needs.
Information about Seasonal Variations
Information about seasonality is set forth in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Seasonality.”
Corporate Information
On September 11, 2017, we changed our name from “Tremor Video, Inc.” to “Telaria, Inc.” We were originally organized as Tremor Media, LLC under the laws of the State of Delaware in November 2005 and converted into a corporation in September 2006. We changed our name to Tremor Video, Inc. in June 2011.
Available Information
Our website is located at www.telaria.com, and our investor relations website is located at http://investor.telaria.com. The contents of our website are not intended to be incorporated by reference into this Annual Report or in any other report or document we file with the U.S. Securities and Exchange Commission, or SEC, and any references to our websites are intended to be inactive textual references only. The following filings are available for download free of charge through our investor relations website as soon as reasonably practicable after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Act. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information that we file electronically with the SEC. The SEC's website address is www.sec.gov.
ITEM 1A.  RISK FACTORS
The following is a summary description of some of the material risks and uncertainties that may affect our business, including our future financial and operational results.  In addition to the other information in this Annual Report, the following statements should be carefully considered in evaluating us.

Risks Relating to Our Business and Industry

We have incurred significant net losses in past periods and may never achieve or sustain profitability.

Our platform was introduced in 2015. We incurred net loss of $9.4 million for the year ended December 31, 2018, and net loss of $20.9 million for the fiscal year 2016. For the fiscal year 2017 we had net income of $2.2 million and loss from continuing operations, net of income taxes of $19.7 million. We do not know if we will be able to achieve profitability or maintain profitability on a continued basis. Although our revenue has grown significantly since the introduction of our platform, we may not be able to maintain our historical rate of growth as our business continues to mature. Furthermore, the amount of revenue we generate on our platform as a percentage of the spend transacted varies across clients and depends on the type of transaction being executed, which makes it more difficult to predict the revenue that may result from any anticipated level of spend being transacted through our platform. We anticipate that our operating expenses in respect of our platform will continue to increase in absolute dollars as we scale our business and expand our operations. In particular, we plan to continue to invest in our technology and development efforts and sales and marketing efforts. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control and we may never be able to generate sufficient revenue to achieve or sustain profitability.

Because our business model has substantially changed and is continuing to develop, our past operating results may not be indicative of future performance.

Historically, we operated a buyer platform business, which enabled advertisers, agencies and other buyers of advertising to discover, buy, optimize and measure the effectiveness of their video ad campaigns across digital screens. Our business model substantially changed with the sale of our buyer platform in August 2017 and is continuing to develop. Accordingly, it may be difficult to assess our future prospects based on our historical performance and operating history.

In particular, as a result of the sale of our buyer platform we are smaller and less diversified, which may cause our cash flow and growth prospects to be more volatile and make us more vulnerable to focused competition.

The success of our business faces a number of challenges, including:

•	developing market acceptance for our platform;

•	continuing to innovate and improve the technology that underlies our platform;

•	maintaining and expanding our existing relationships, and developing new relationships with publishers and buyers on our platform;

•	increasing the amount of advertising inventory made available and bid on through our platform;

•	the growth, evolution and rate of adoption of programmatic video advertising;

•	the pace of adoption of connected TV, or CTV, and over-the-top, or OTT, video viewing as a substitute for traditional cable and broadcast TV;

•	ensuring that our business complies with evolving industry standards;

•	offering competitive rates to publishers;

•	providing publishers with increased yield and monetization, and access to unique data and feature sets, compared to competitors;

•	competing effectively to increase our share of advertising spend;

•	ensuring that we have access to premium advertising inventory in brand-safe environments and effectively combating fraudulent activities;

•	maintaining and increasing the value of our brand and goodwill with buyers and publishers;

•	effectively controlling our costs as we grow our business;

•	our ability to adjust pricing models to account for new product or service offerings or changes in client preferences or demands, without disrupting our business or revenue generations;

•	responding to evolving government regulations relating to the internet, telecommunications, privacy, marketing and advertising aspects of our business; and

•	identifying, attracting, retaining and motivating qualified personnel.

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

Instability in general worldwide economic and political conditions make it extremely difficult for advertisers and us to accurately forecast and plan future business activities, and unfavorable conditions could cause buyers to reduce or delay their advertising spending. Historically, economic downturns have resulted in overall reductions in advertising spending. If macroeconomic conditions deteriorate, buyers may curtail or freeze spending on advertising in general, which would impact the amount of spend transacted through our platform. Furthermore, our contracts and relationships with buyers generally do not include long-term obligations requiring them to purchase advertising on our platform and are cancelable upon short or no notice and without penalty. Any reduction in advertising spending could limit our ability to grow our business and negatively affect our operating results.

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

Our future success will depend on our ability to adapt and innovate. To attract new clients and increase spend transacted through our platform, we will need to expand and enhance our solutions to meet client needs, add functionality and address technological advancements, including with respect to the sale of video advertising through new and developing mediums and platforms such as CTV and OTT.  If we fail to develop new solutions that address our client’s needs, or enhance and improve our solutions in a timely manner or conform to industry standards, we may not be able to achieve or maintain adequate market acceptance of our solutions, and our solutions may become less competitive or obsolete.

Our ability to grow is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver to publishers increased yield and monetization more efficiently or effectively than our solutions, such technologies could adversely impact our ability to compete. Programmatic technologies are continuously evolving; for instance, some publishers of digital advertising, have begun to embrace header bidding solutions, a programmatic technique that enables publishers to offer inventory to multiple demand sources simultaneously through a tag in the header of the publisher’s website. Although we work in conjunction with providers of header-bidding solutions, we do not currently offer a proprietary header bidding solution.

The market in which we participate is intensely competitive and fragmented, and we may not be able to compete successfully with our current or future competitors.

We operate in a dynamic and competitive market, influenced by trends in both the overall advertising market as well as the online video advertising industry. The competitive dynamics of our market are unpredictable because our market is in an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations. We compete with large internet companies such as Google, Inc. and Facebook, Inc. that offer video advertising services and sell video advertising inventory as part of a larger solution, as well as advertising technology companies, advertising networks, and supply side platforms that represent publishers. Publishers that utilize our platform may use other technology partners to sell their inventory, integrate directly with buyers, or sell a significant portion of their inventory through their own sales organizations without use of our platform.

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

Our business may suffer to the extent that buyers and publishers purchase and sell online video advertising directly from each other without the use of our platform, including through direct integrations between publishers and demand side platforms. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services aimed at capturing advertising spend such as analytics and bundled offline and online video advertising. If the market shifts towards such new technologies and we are unable to either provide such solutions in a compelling manner or otherwise compete with such shift in ad spending, we may incur increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

We believe that we compete primarily on the basis of the speed, reliability, scale and ease of use of our self-service platform, the quality of tools that we provide to publishers to control their inventory, our real-time reporting and analytics, our ability to continuously innovate and our ability to provide and attract demand to publishers at scale. Historically, our buyer platform was a source of demand for our platform and the sale of our buyer platform may impact our ability to provide demand at scale to our publisher clients.  If we are unable to compete favorably with respect to any of these factors our business could suffer.

In addition, we compete based on our pricing or take rates with publishers. Our competitors may reduce their take rates, which could create additional pricing pressure and cause us to lower our take rates. If our take rates are higher than our competitors, we may have difficulty attracting new publishers to our platform and existing publishers may choose to monetize a smaller percentage of their inventory through our platform. Many of our publisher clients also work with our competitors and they may seek to monetize the same advertising impression through multiple platforms at different floor prices depending on their negotiated take rate. If a buyer identifies the same advertising inventory on multiple platforms and the floor price on our platform is higher than a competitor platform, they may divert spend to that platform resulting in a lost opportunity for us to monetize the impression.

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

Online video advertising is an emerging industry, and future demand and market acceptance for online video advertising is uncertain.  The online video advertising industry is in the midst of shifting, in part, towards programmatic solutions that automate the sales process and allow for the purchase of inventory through dynamic marketplaces. Many buyers and publishers have limited experience with programmatic buying and selling of video advertising. Our platform is a fully-programmatic self-service solution.  Accordingly, if buyers and publishers of video inventory are slow to adopt programmatic solutions our operating results and growth prospects could be harmed.

If the market for our platform develops more slowly than we expect then our operating results and growth prospects may be adversely affected.

Our platform is still developing, and the future demand and acceptance for it is uncertain and will likely depend on its perceived effectiveness by publishers.  The growth of our platform is, in part, dependent on the continued proliferation of digital video content, including the pace of adoption of CTV and OTT as a substitute for traditional cable and broadcast TV.  If the market for our platform or the CTV and OTT market generally develops more slowly than we expect, or fails to develop, our operating results and growth prospects could be harmed.

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
 Our results are dependent, in part, on our ability to integrate our technology with third party demand side platforms, or DSPs. These DSPs bid on and purchase ad inventory on our platform on behalf of their advertiser and agency clients. Accordingly, we are reliant on third party DSPs, to access buyer demand and increase the amount of spend that is transacted through our platform. We do not have exclusive relationships with DSPs and they are generally free to stop transacting on our platform with little or no notice. Moreover, a DSP may reduce its spending on our platform for reasons outside of our control, including a loss of their clients or adjustment in strategy. As a result, we may have limited visibility as to our future advertising revenue streams from our buyers. DSPs often control significant amounts of advertising spend across a broad spectrum of buyers; therefore, any material reduction in spending on our platform by a DSP could materially impair our operating results. As of December 31, 2018, one of our DSPs accounted for an aggregate of 32.0% of our outstanding accounts receivables. In some instances, the DSPs that transact on our platform are also our competitors. As a result, they may be more likely to decrease or eliminate their spending on our platform.
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

Advertisers and agencies generally transact on our platform through third party DSPs that are integrated with our platform.  While the DSP is responsible for purchasing ad inventory, the overall direction of the advertising spend is typically determined by the advertiser or advertising agency.  Accordingly, our ability to increase spend transacted through our platform requires us to maintain and expand our relationships with brand advertisers, including the ad agencies that represent them, in addition to servicing DSPs directly. A buyer’s willingness to purchase inventory through our platform depends on a number of factors, including our ability to secure sought after high performing inventory, our access to inventory across multiple screens and devices, our client support and sales efforts, seasonal pattern in buyers’ spending, and reductions in spending levels or changes in strategies. In addition, an advertiser or agency may direct its advertising campaigns through a DSP that is not integrated with our technology, in which case we would not be able to attract such spend through our platform. We cannot assure that buyers will continue to transact through our platform or that we will be able to replace departing buyers with new buyers from whom we generate comparable revenue.
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

The success of our platform depends in part on our ability to assure buyers access to quality, high performing inventory. We have in the past, and may in the future, be subject to fraudulent and malicious activities with respect to publisher inventory offered through our platform. An example of such activities would be the use of bots, non-human traffic delivered by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given video ad campaign and could harm our reputation. It may be difficult to detect fraudulent or malicious activity because we do not own content and rely in part on our publisher partners for controls with respect to such activity. These risks become more pronounced when programmatic buying is in place. If fraudulent or other malicious activity is perpetrated by others, and we fail to detect or prevent it, the affected buyers may experience or perceive a reduced return on their investment and our reputation may be harmed. Fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund demands or withdrawal of future business. If we fail to detect fraud or other actions that impact the performance of our video ad campaigns, we could lose the confidence of our buyers, which could cause our business to suffer.

Activities of our publisher clients with which we do business could damage our reputation or give rise to legal claims against us.

Failure of our platform clients to comply with federal, state, local or foreign laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third-parties with respect to the content of the video inventory in which an ad is served if the content violates intellectual property rights of third-parties or if the content is in violation of applicable laws. A third-party or regulatory authority may file a claim against us even if our client has represented that its use of the content is lawful and that they have the right to use the intellectual property. In addition, we rely on publishers to provide us with accurate information regarding the details of their inventory and any inaccuracy may subject us to third party claims. Any of these claims could be costly and time-consuming to defend and could also hurt our reputation. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our solutions or otherwise expend significant resources.

If we fail to maintain or increase our access to premium advertising inventory, our operating results may be harmed.

Our success requires us to maintain and expand our access to premium video advertising inventory. We do not own or control the video ad inventory upon which our business depends and do not own or create content. Publishers are generally not required to offer a specified level of inventory on our platform, and we cannot be assured that any publisher will continue to make their ad inventory available on our platform. Publishers may seek to change the terms on which they offer inventory on our platform, including with respect to pricing, or may elect to make advertising inventory available to our competitors who offer more favorable economic terms. Furthermore, publishers may enter into exclusive relationships with our competitors, which preclude us from offering their inventory. These risks are particularly pronounced in CTV, where publishers tend to be larger and enjoy more negotiating leverage. In addition, we review our publishers on an on-going basis and have ceased, and may in the future cease, doing business with publishers based on the quality of their inventory.  As a result of these factors, we may have limited visibility as to our future access to inventory from publishers or the terms on which such inventory will be made available.

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

We may not be able to provide publishers with sufficient access to buyer demand with respect to inventory they make available through our platform

Publishers use our platform, in part, in order to access demand generated by DSPs and other buyers that are integrated with our platform. One of the primary factors by which a publisher judges our platform is the ability to increase their yield and monetization opportunities. We do not have exclusive relationships with buyers and they are generally free to stop transacting, or reduce their spending, on our platform with little or no notice. Moreover, we do not control the bid price for any inventory submitted by a buyer, or the floor price that a publisher sets for such inventory. If we are unable to fill ad inventory that publishers make available through our platform with suitable bids from buyers, publishers may negatively view our platform compared to competitive offerings and our results may be harmed.

Our sales efforts with buyers and publishers require significant time and expense.

Attracting new buyers and publishers to our platform requires significant time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. Our platform is relatively new and we are often required to spend substantial time and effort educating potential clients about our solutions, including providing demonstrations and comparisons against other available services. Some clients undertake a significant evaluation process that frequently involves not only our platform but also the offerings of our competitors. This process can be costly and time-consuming. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. As part of our sales cycle, we may incur significant expenses. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue.

We are focused on increasing adoption by publishers of our platform. As a result, we invest significant time in cultivating relationships with our publishers to ensure they understand the potential benefits of our platform. The relationship building process can take many months and may not result in us winning an opportunity with any given publisher.

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

Our operating results have historically fluctuated and our future operating results may vary significantly from quarter to quarter due to a variety of factors.  Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Given our relatively short operating history, the rapidly evolving online video advertising industry and our 2017 sale of the buyer platform, our historical operating results may not be useful in predicting our future operating results.

Factors that may affect our operating results include the following:

· changes in demand for our platform from publishers or buyers of video advertising;

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
Our revenue and the spend transacted through our platform tends to be seasonal in nature and varies from quarter to quarter. During the first quarter, advertisers generally devote less of their budgets to ad spending, which impacts the amount of revenue we generate through our platform. Our operating cash flows could also fluctuate materially from period to period as a result of these seasonal fluctuations.

Our take rates may be difficult to forecast and may decrease in future periods; any decrease in our take rates may result in a decrease in our revenue notwithstanding an increase in the amount of spend transacted through our platform.
We generate revenue on a transactional basis where we are paid by a publisher each time an impression is monetized on our platform. Typically, this fee is structured as a percentage of advertising spend that the publisher receives for its inventory.
Our take rate, or the revenue that we receive from a publisher for each advertising impression monetized through our platform as a percentage of the sale price for the impression, varies by publisher and transaction type. For instance, we may receive a different take rate with respect to a transaction executed via open auction compared to a private marketplace transaction.  Even if we are able to accurately forecast the anticipated total ad spend transacted by buyers across our platform, we may have limited visibility regarding our overall take rate and the revenue we will generate because we do not control the type of transaction or publisher inventory that will be purchased.

For substantially all transactions executed through our platform, we act as an agent of behalf of our publisher clients and our revenue is recognized net of any inventory costs that we remit to publishers.  As a result, a decreases in our take rate could cause our revenue to decrease notwithstanding an increase in the total spend transacted through our seller platform. In 2018 our average take rate declined compared to 2017, and our average take rate may decline further in future periods. There are a number of factors that influence our take rate, including the composition of our publisher inventory and competitive pricing pressures. Our strategic focus is to partner with large premium publishers that create TV-like content, in particular in the CTV and OTT markets. This inventory is highly sought after and these publishers tend to enjoy increased negotiating leverage. We may lower our take rates to attract these publishers to our platform and to secure access to unique inventory on a preferred or exclusive basis.

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

We have offices outside of North America in Australia, Brazil, France, Canada, Malaysia, New Zealand and the United Kingdom.

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

These restrictions could inhibit our ability to pursue our business strategies. We are also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months, tested quarterly. The Adjusted EBITDA covenant will only be tested if the quick ratio falls below a certain threshold and our cash balance is below $25.0 million. If we default under our credit facility, and such event of default is not cured or waived, the lender could cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments.
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

We believe that our future success is highly dependent on the contributions of our senior management, as well as our ability to attract and retain additional senior management and highly skilled and experienced technical and other personnel in the United States and abroad. All of our employees, including our senior management and senior technical personnel, are free to terminate their employment relationship with us at any time, and their knowledge of our business, technology and industry may be difficult to replace. Qualified technical personnel and engineers are in high demand, particularly in the digital media industry, and we may incur significant costs to attract them. Many of the companies with which we compete for experienced personnel also have greater resources than us. Additionally, volatility or lack of performance in our stock price may also affect our ability to attract employees and retain our key employees. If we are unable to attract and retain our senior management and key employees, our ability to develop and successfully grow our business could be harmed.

Defects or errors in our solutions could harm our reputation and result in significant costs to us.

The technology underlying our platforms, including our proprietary technology and technology provided by third-parties, may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data we utilize. Errors, defects, disruptions in service or other performance problems in our solutions could result in the failure of an ad campaign. Any such failure, malfunction, or disruption in service could harm our reputation and result in significant costs to us.

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

We may be limited in the portion of net operating loss carry-forwards, or NOLs, that we can use in the future to offset taxable income for U.S. federal income tax purposes. As of December 31, 2018, we had U.S. Federal and State NOLs of $109.1 million and $63.1 million, respectively and foreign NOLs of $13.6 million related to our operations in United Kingdom, Germany and Brazil. Our U.S. federal NOLs will expire in various years beginning in 2025 through 2036. Our foreign NOLs can be carried forward without limitation in each respective country. While we expect to be able to use a portion of our available NOL’s to offset gain in respect of the sale of our buyer platform, a lack of future taxable income would adversely affect our ability to utilize the remaining NOLs. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Internal Revenue Code in prior years that may limit our ability to utilize a portion of the NOLs in the future.  In addition, future changes in our stock ownership, including as a result of this and future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to substantially all of our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets, a portion of which is expected to be reversed in connection with the sale of our buyer platform. Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
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
We do not collect sales and use, value added or similar taxes in any U.S. jurisdictions in which we have sales based on our belief that such taxes are not applicable. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our business and operating results.
Risks Relating to Our Data Collection and Intellectual Property

Our business is subject to a variety of domestic and international laws, rules, and other obligations regarding data protection, which could result in additional compliance costs, subject us to enforcement actions, or cause us to change our platform or business practices.

We are subject to a complex array of federal, state, and international laws relating to the collection, use, retention, disclosure, security, and transfer of personal data. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions, including regulating the level of notice and consent required to collect and process end-user data. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Complying with emerging and changing laws and requirements, including as we expand our operations globally, may cause us to incur substantial costs or require us to change our business practices.

The European General Data Protection Regulation (“GDPR”) became effective in May 2018. GDPR adds significant new regulatory requirements that are applicable to us as well as our clients, competitors and business partners in the EU, including new requirements for end-user consent as a legal basis to collect and process personal data. In addition, the GDPR mandates more robust documentation, retention and breach reporting requirements. Failure to comply with the GDPR could result in significant penalties of up to 20 million euros or 4% of annual global revenue. Because we do not have direct relationships with end-users, we are generally reliant on publishers to provide any necessary disclosures and obtain any necessary consents under

GDPR. Any failure by our publisher clients to obtain valid consent from end-users, or their inability to rely on another legal basis for the collection or processing of personal data, could potentially result in non-compliance under the GDPR. A consistent industry framework for GDPR compliance is still emerging and it is possible that the GDPR will be interpreted to impose additional and burdensome requirements applicable to obtaining this consent.

On June 28, 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), which grants California residents certain rights with respect to their personal information. Under the CCPA, businesses are required to grant expansive access, deletion and portability rights to consumers in the United States. The law may also impose burdensome retention and compliance obligations on publishers and advertising technology companies. Interpretation of the requirements remains unclear due to the recent passage of the regulation. The law is expected to take effect in 2020.

The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, significant fines and expenses for remediation, diversion of management time and effort and proceedings against us by governmental entities or others.

The success of our platform depends on our ability, and the ability of our clients and business partners, to collect, process, use and transfer end user data

Our platform enables publishers and buyers to efficiently transact in a programmatic marketplace. A key value proposition of programmatic video advertising is the ability to use and share end user data to inform advertising decisions and more effectively target audiences. Publishers collect information about their end users to better package and market their inventory, and buyers use this information as well as their own data, or data licensed by third parties, to better optimize and target the delivery of an advertisement. Advertising that utilizes end user data for these purposes is inherently more valuable than advertising which is more generally targeted or contextually targeted. Without end user data the value of programmatic advertising inventory will generally diminish, which would potentially result in less ad spend and revenue through our platform.

The ability to collect end user data is influenced by a number of factors, including the development of browser and mobile device mechanisms that block or limit the collection of user data, adoption of or changes in laws and regulations around privacy and data collection, and changes in industry standards and consumer sentiment regarding privacy issues.

Internet users can, with increasing ease, implement practices or technologies that may limit our ability, or that of our publishers, buyers and business partners, to collect data. For example, users may delete or block the use of the cookies used to collect data, including through their browser or mobile device settings. Internet users may also download “ad blocking” software that prevents certain cookies from being stored on a user’s computer or mobile device, including to prevent the display of targeted advertisements. In addition, most widely used web browsers allow users to send “Do Not Track” signals to indicate that they do not wish to have their web usage tracked, while many device manufacturers and operating systems are increasingly promoting features that allow users to disable the collection of data.

New laws and regulations, such as the GDPR, restrict the ability to collect and process certain types of user data, including requiring user consent or another legal basis in order to collect or process personal data. To the extent publishers are unable to obtain valid consent or otherwise provide a legal basis for collecting and processing personal data under the GDPR, it would impair the ability to deliver targeted advertisements on their inventory. Some publishers may be unprepared to comply with evolving regulatory guidance under the GDPR and therefore may remove their inventory from targeted advertising opportunities entirely.

We and many of our publisher and buyer clients voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practice guidelines or codes of conduct in connection with the delivery of online targeted advertising. We could be adversely affected by changes to these guidelines and codes that are inconsistent with our practices

Any limitation on our ability, or the ability of our clients or business partners, to collect or use end user data could negatively impact the overall value of programmatic advertising and, in turn, the value of our platform.

Changing laws and regulations concerning privacy and data protection may create industry uncertainty and confusion that is disruptive to our business

Changing laws and regulations concerning privacy and data protection may create general uncertainty and confusion in the digital advertising ecosystem that is disruptive to our business. New laws such as the GDPR and CCPA introduce significant changes in the requirements for collecting and processing end user data, and the specific application and interpretation of these requirements is continuing to evolve. This uncertainty could cause our publisher and buyer clients to change their business practices or cease doing business in certain jurisdictions.

In addition, changes in laws and the resulting uncertainty may increase our organizational burden and result in additional compliance costs as we seek to assist clients and adapt our platform and business practices as necessary to comply with the law and industry standards. If our competitors are more effective in adapting their business practices or technology in response to changes in law or requirements, they may be able to capture market share from us in certain jurisdictions.

If web, smartphones, tablet and CTV devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our solutions from working effectively, our ability to grow our business could be impaired.

Our business model depends upon the continued compatibility of our solutions with most internet-connected devices across online, mobile, tablet, and CTV devices , as well as the major operating systems that run on them. The design of these devices and operating systems are controlled by third-parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. In some cases, the parties that control the development of internet-connected devices and operating systems include companies that we regard as our competitors, including some of our most significant competitors.  If our solutions were unable to work or we were unable to collect data on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to sell video ads on them, our ability to grow our business could be impaired.

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

We are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. During the fiscal year ended December 31, 2015 management identified a material weakness in our internal control over financial reporting related to principal-agent considerations around revenue recognition, which was remedied in the year ended December 31, 2016.

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

Our independent registered public accounting firm is also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to report on the effectiveness of our internal control over financial reporting beginning with our fiscal year ended December 31, 2018. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

If we are not able to conclude that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion that our internal controls over financial reporting are effective investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price, and we could be subject to sanctions or investigations by the New York Stock Exchange, or NYSE, the SEC or other regulatory authorities. Failure to remediate any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We report a portion of our revenue on a gross basis; the combination of gross and net revenue reporting may make our financial reporting more complex and difficult to understand.

The recognition of our revenue is governed by certain criteria that must be met and that determine whether we report revenue either on a net basis, where third party inventory costs reduce revenue, or on a gross basis, where third party inventory costs are reflected in cost of revenue.  Substantially all of our revenue is recognized net of inventory costs, based on determination that we were serving primarily as an agent on behalf of the publisher that is monetizing its inventory. However, for certain transactions, we report revenue on a gross basis, based primarily on our determination that we are acting as a primary obligor for the buyer with respect to the advertising inventory purchased on our platform.

The combination of net and gross revenue reporting may make our financial reporting more complex and difficult for investors to understand, and may make comparison of our results of operations to prior periods or other companies more difficult. We may experience significant fluctuations in revenue depending upon, in part, the nature of our sales and our reporting of such revenue.

In order to provide guidance or make other projections regarding our expectations of U.S. GAAP revenue for future periods, we must make estimates and assumptions about the mix of gross and net-reported transactions based upon the volumes and characteristics of the transactions we think will make up the total mix of revenue in the period covered by the projection. Those estimates and assumptions may be inaccurate when made, or may be rendered inaccurate by circumstances occurring after the guidance is given, such as changing the characteristics of our offerings or particular transactions in response to client demands, market developments, regulatory pressures, acquisitions, and other factors.  In addition, the rules governing revenue recognition in our business are complex, and the rules or their interpretation may evolve. As a result, it is possible that our projections of U.S. GAAP revenue guidance may vary from actual results, or comparisons of our projections from period to period may be difficult.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NYSE impose numerous requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance compared to when we were a private company. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2018 and March 13, 2019, our stock price has ranged from $2.81 per share to $5.80 per share. In addition, the trading prices of the securities of advertising technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. In addition to the factors discussed in this “Risk Factors” section and elsewhere in our public filings with the SEC, factors affecting the market price of our common stock include:

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

Sales of a substantial number of shares of our common stock, or the perception that a substantial number of shares could be sold, including under our shelf registration statement filed with the SEC on November 6, 2017, could reduce the market price of our common stock. As of March 13, 2019, we had 45,561,523 shares of common stock outstanding.

In addition, an aggregate of 4,249,557 shares of common stock issuable upon exercise of options and vesting of RSUs outstanding, as of December 31, 2018 will become available for sale immediately upon the exercise of such option awards or vesting of such RSU awards.

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

Our executive officers, directors and principal stockholders and their respective affiliates beneficially owned, in the aggregate, a significant percentage of our outstanding common stock as of December 31, 2018. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
In October 2017, we entered into a sublease for our corporate headquarters at 222 Broadway, New York, New York for approximately 26,664 square feet of office space. The term of the lease runs through 2029.
We currently sublease our former headquarters located at 1501 Broadway, New York, New York and 53 W 23rd St, New, New York.
We also lease offices in Mountain View, California; San Francisco, California; Los Angeles, California; Melbourne, Australia; Sydney, Australia; London, England; Paris, France; Toronto, Canada; Kuala Lumpur, Malaysia; São Paulo, Brazil; and Auckland, New Zealand. In addition, we utilize a third-party data center hosting facility located in New York, New York. We believe our facilities are adequate for our current and near-term needs.
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
The following table sets forth for the indicated periods the intraday high and low sales prices per share for our common stock on the NYSE.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$5.27	$4.56	$4.37	$3.73
Low	3.51	3.60	3.51	2.26

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$2.52	$2.57	$4.36	$5.00
Low	1.90	2.00	2.05	3.57
Holders of Record
As of March 13, 2019, there were approximately 39 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of Telaria, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares, for the period from January 1, 2014 through December 31, 2018, the cumulative total return on our common stock, the NYSE Composite Index and the Powershares S&P SmallCap Information Technology Portfolio Index.  The graph assumes $100 was invested on June 26, 2013, in the common stock of Telaria, Inc., the NYSE Composite Index and the Powershares S&P SmallCap Information Technology Portfolio Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
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
Purchases of Equity Securities by the Issuer
On October 2, 2018, our board of directors approved a share repurchase program under which we were authorized to purchase up to $20.0 million of common stock over the 18-month period commencing on the date of approval. As of December 31, 2018, we had purchased shares up to the maximum amount authorized under the share repurchase program, including 1,666,858 shares that were purchased in open market purchases (for a total of approximately $4.7 million at an average of $2.81 per share), 2,000,000 shares that were purchased from Canaan Partners in a negotiated transaction (for a total of $6.1 million at a price of $3.05 per share) and 3,651,314 shares that were purchased from W Capital Partners in a negotiated transaction (for a total of approximately $9.2 million at a price of $2.525 per share). In addition, during the three months ended December 31, 2018, we purchased an additional 1,400,572 shares from W Capital Partners (for a total of approximately $3.5 million at a price of $2.525 per share) outside of our share repurchase program.

The following chart summarizes our purchases of equity during the three months ended December 31, 2018:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicity Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(in thousands except for share data)
October 2018	1,370,022	$2.73	1,370,022	$16,254
November 2018	2,271,836	3.06	2,271,836	9,295
December 2018	3,676,314	2.53	3,676,314	—

Total	7,318,172	$2.73	7,318,172

For accounting purposes, common stock repurchased under our stock repurchase program is recorded based upon the purchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.
Recent Sales of Unregistered Securities
N/A

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth our selected consolidated financial data. The following selected consolidated financial data for the years ended December 31, 2018, 2017, and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements that are included in Part II, Item 8 of this Annual Report, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The selected consolidated financial data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future.
The following data should be read together with the information set forth in Item II, Part 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Years Ended December 31,
	2018¹	2017¹	2016¹	2015¹	2014¹
	(dollars in thousands, except share and per share data)
Revenue	$55,165	$43,799	$29,121	$9,611	$—
Cost of revenue	6,844	3,448	2,211	945	—
Gross profit	48,321	40,351	26,910	8,666	—

Operating expenses:
Technology and development(2)	9,925	8,586	6,961	4,762	3,281
Sales and marketing(2)	25,424	28,073	22,297	13,841	5,324
General and administrative(2)	20,187	20,197	16,069	16,883	14,472
Restructuring Costs	149	—	—	—	—
Depreciation and amortization	3,705	4,586	3,754	2,176	839
Mark-to-market	57	148	1,263	—	—
Total operating expenses	59,447	61,590	50,344	37,662	23,916

Loss from continuing operations	(11,126)	(21,239)	(23,434)	(28,996)	(23,916)

Interest and other income (expense):
Interest expense, net	(89)	(78)	(129)	(10)	(4)
Other income (expense), net	1,975	1,270	(123)	30	46
Total interest and other income (expense), net	1,886	1,192	(252)	20	42
Loss from continuing operations before income taxes	(9,240)	(20,047)	(23,686)	(28,976)	(23,874)

Provision for income taxes	(10)	(347)	164	200	1

Loss from continuing operations, net of income taxes	(9,230)	(19,700)	(23,850)	(29,176)	(23,875)

(Loss) gain on sale of discontinued operations, net of income taxes	(136)	14,626	—	—	—
Income (loss) from discontinued operations, net of income taxes(3)	—	7,301	2,903	(14,054)	386
Total income (loss) from discontinued operations, net of income taxes	(136)	21,927	2,903	(14,054)	386

Net income (loss) attributable to common shareholders	(9,366)	2,227	(20,947)	(43,230)	(23,489)

Net earnings (loss) per share - basic and diluted(4)
Loss from continuing operations, net of income taxes	$(0.18)	$(0.39)	$(0.46)	$(0.57)	$(0.47)
Discontinued operations, net of income taxes	—	0.43	0.06	(0.27)	0.01
Net income (loss)	$(0.18)	$0.04	$(0.40)	$(0.84)	$(0.46)

Basic and diluted weighted-average number of shares outstanding	51,764,506	50,511,366	52,279,738	51,684,397	50,637,541

Other Financial Data (unaudited):

Adjusted EBITDA(5)	$(360)	$(6,517)	$(11,829)	$(22,565)	$(19,958)

	As of December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Cash, cash equivalents and short-term investments	$47,659	$76,320	$43,160	$59,887	$77,787
Working capital	42,253	77,153	56,168	74,148	89,024
Total assets	174,706	150,428	154,225	168,124	178,005
Total liabilities	120,311	67,289	75,703	66,692	38,232
Total stockholders’ equity	$54,395	$83,139	$78,522	$101,432	$139,773

(1)	Financial statements have been adjusted to reflect the sale of our buy side business, which was sold on August 7, 2017, as discontinued operations.

(2)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Technology and development	$492	$615	$459	$301	$113
Sales and marketing	1,470	2,062	476	472	538
General and administrative	1,858	2,044	1,551	1,683	2,189
Total stock-based compensation expense	$3,820	$4,721	$2,486	$2,456	$2,840

(3)
Includes impairment charges incurred during the year ended December 31, 2015 of (i) $20.9 million related to goodwill, (ii) $1.2 million related to certain intangible assets, and (iii) $0.6 million related to certain property and equipment.

(4)
As a result of our operating losses incurred for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, all potentially dilutive securities are anti-dilutive and, accordingly, basic and diluted weighted-average number of shares of common stock outstanding is equal for the years presented.

(5)
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

Adjusted EBITDA is a non-GAAP financial measure. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;(c) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (d) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (e) Adjusted EBITDA does not reflect litigation costs associated with class action securities litigation or costs associated with acquisitions, dispositions, transitional services, executive severance, retention and recruiting and other adjustments; and (f) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to loss from continuing operations, net of income taxes, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Loss from continuing operations, net of income taxes	$(9,230)	$(19,700)	$(23,850)	(29,176)	(23,875)
Adjustments
Depreciation and amortization expense	3,705	4,586	3,754	2,176	839
Total interest and other income (expense), net(1)	(1,886)	(1,192)	252	(20)	(42)
Provision (benefit) for income taxes	(10)	(347)	164	200	1
Stock-based compensation expense	3,820	4,721	2,486	2,456	2,840
Acquisition-related expenses(2)	483	1,810	3,583	892	—
Restructuring costs(3)	149	—	—	—	—
Mark-to market expense(4)	57	148	1,263	—	—
Executive severance, retention and recruiting costs(5)	839	1,421	59	579	—
Disposition related costs(6)	—	1,029	—	—	—
Expenses for transitional services(7)	697	905	—	—	—
Litigation costs	—	—	194	328	279
Other adjustments(8)	1,016	102	266	—	—
Total net adjustments	8,870	13,183	12,021	6,611	3,917
Adjusted EBITDA	$(360)	$(6,517)	$(11,829)	$(22,565)	$(19,958)

(1)
For 2018, includes sublease income for our former office locations net of rent expense for those same locations. In addition, includes income received from the transfer of rights in the name "Tremor Video".

(2)
For 2018, reflects acquisition-related costs incurred in connection with the acquisition of SlimCut Media ("SlimCut") in June 2018. For 2017, 2016 and 2015, represents acquisition-related costs incurred in connection with the acquisition of The Video Network Pty LTd ("TVN"). Refer to Note 4 - Fair Value Measurements and Note 7 - Acquisition, in the notes to the consolidated financial statements.

(3)
Reflects the estimated fair value of costs related to the relocation of office space following the sale of our buyer platform. Refer to Note 16 - Restructuring Costs in the notes to the consolidated financial statements.

(4)
For 2018, reflects expense incurred based on the re-measurement of the estimated fair value of earn-out payments payable in connection with the acquisition of SlimCut. For 2017 and 2016, reflects expense incurred based on the re-measurement of the estimated fair value of earn-out payments that were paid in connection with the acquisition of TVN. Refer to Note 4 - Fair Value Measurements and Note 7 - Acquisition, in the notes to the consolidated financial statements.

(5)	Reflects certain executive severance, recruiting and retention costs.

(6)
Reflects professional fees incurred in connection with the sale of our buyer platform in August 2017. Refer to Note 3 - Disposition of Buyer Platform in the notes to the consolidated financial statements.

(7)	Reflects costs incurred providing transitional services following the sale of our buyer platform.

(8)
For 2018, reflects rent expense for our current corporate headquarters during the period of time in which such space was unoccupied as well as expenses relating to the reversal of certain capitalized professional fees. For 2017, reflects the change in our employee vacation policy. For 2017 and 2016, reflects amounts accrued in connection with a one-time change in our employee vacation policy.

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
Telaria, Inc. provides a fully programmatic software platform for publishers to manage and monetize their video advertising. Our platform is built specifically for digital video and to support the unique requirements of connected TV, mobile and over-the-top content. We provide publishers with real-time analytics, data and decisioning tools to control their video advertising business and offer a holistic monetization solution to optimize yield across a publisher’s entire supply of digital video inventory.
Our technology enables publishers to manage and deliver their directly sold and programmatic video inventory through a single platform, allowing them to get a complete picture of their sales efforts and maximize revenue from ad placements across channels. Our platform is connected with leading third-party demand-side platforms, or DSPs, through server-to-server integrations, creating a robust programmatic marketplace where publishers can seamlessly transact with buyers. These programmatic transactions fully automate the sales process and enable publishers to increase the value of their advertising inventory by using data to better segment and match their supply with demand.

In addition, publishers manage video inventory sold by their direct sales team through our Advanced TV ad server, which was built specifically to meet the unique requirements of connected TV, or CTV, and over-the-top, or OTT, content. Publishers use our integrated ad-server and programmatic supply side platform to optimize yield by having their directly sold campaigns compete against our marketplace of programmatic demand to obtain the highest value for their inventory.

We provide a full suite of tools for publishers to control their video advertising business and protect the consumer viewing experience.These controls are particularly important for our clients in CTV and OTT who need to ensure a TV-like viewing and advertising experience for consumers.
For instance, our ad-pod feature provides long-form content publishers with a tool analogous to commercial breaks in traditional linear television so that they can request and manage several ads at once from different demand sources. Using this tool, publishers can establish business rules such as competitive separation of advertisers to ensure that competing brand ads do not appear during the same commercial break, audio normalization to control for the volume of an ad relative to content, and frequency capping to avoid exposing viewers to repetitive ad placements.
Publishers on our platform receive up-to-the-second reporting and diagnostics so that they can effectively monitor buying patterns and make real-time changes to take advantage of market dynamics. Our inventory intelligence dashboard provides publishers with extensive analytics that leverage billions of historical data points to drive their monetization strategy, as well as access to first and third-party data that offers valuable insights into their video advertising such as performance, viewability and audience data, which can be used to segment inventory and create incremental value.

We have built long-standing relationships with premium video publishers, in particular in the CTV and OTT space, and we believe the scale and quality of our client base makes us an important partner to video ad buyers. Buyers on our platform include some of the largest brand advertisers in the world and our platform is integrated with the leading video volume buyers in digital advertising. We generate revenue when an advertising impression is sold on our platform based on a simple and transparent fee structure established with our publisher partners and do not collect any fees directly from DSPs integrated with our platform.
We provide our platform internationally in Europe, Canada, Latin America, and the Asia Pacific regions. During the second quarter of 2018, we further expanded our international presence through the acquisition of SlimCut Media SAS ("SlimCut"), a global video technology solutions company that provides out-stream video solutions for premium publishers in Canada and France. Refer to Note 7 - Acquisition, in the notes to the condensed consolidated financial statements.

In September 2017, we changed our name from “Tremor Video, Inc.” to “Telaria, Inc.” In connection with the name change, our NYSE ticker symbol was changed to “TLRA” and our corporate website address was changed to www.telaria.com. Information on or accessible through our website is not incorporated by reference to this report.

 For the year ended December 31, 2018, our revenue from continuing operations increased to $55.2 million, compared to $43.8 million for the year ended December 31, 2017, an increase of 26.0%.  Over the same period, our gross margin decreased from 92.1% to 87.6%.  Our loss from continuing operations, net of income taxes decreased from a loss of $19.7 million for the year ended December 31, 2017 to a loss of $9.2 million for the year ended December 31, 2018, and our Adjusted EBITDA

(refer to “Key Metrics-Adjusted EBITDA”) increased from a loss of $6.5 million to a loss of $0.4 million for the same respective periods.  Our results exclude the impact of our buyer platform, which is recorded in discontinued operations.

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

	Years Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Revenue	$55,165	$43,799	$29,121
Gross margin	87.6%	92.1%	92.4%
Net loss from continuing operations	(9,230)	(19,700)	(23,850)
Adjusted EBITDA	$(360)	$(6,517)	$(11,829)
Adjusted EBITDA
Adjusted EBITDA represents our loss from continuing operations, net of income taxes, before depreciation and amortization expense, total interest and other income (expense), net and (benefit) provision for income taxes, and as adjusted to eliminate the impact of non-cash stock-based compensation expense, acquisition-related costs, restructuring costs, mark-to-market expense, executive severance, retention and recruiting costs, disposition-related costs, expenses for transitional services, litigation costs, and other adjustments.  Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.  In particular, the exclusion of certain expenses we do not consider to be indicative of our core operating performance in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.
Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. See footnote 5 to the table in Part II, Item 6. “Selected Consolidated Financial Data” in this Annual Report for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to loss from continuing operations, net of income taxes, the most comparable U.S. GAAP measurement, for the years ended December 31, 2018, 2017 and 2016.
Components of Operating Results
We operate in one segment, online video advertising services.  The key elements of our operating results include:
Revenue
We primarily generate revenue on a transactional basis where we are paid by a publisher each time an advertising impression is monetized on our platform based on a simple and transparent fee structure that we establish with our publisher partners. Typically, this fee is structured as a percentage of the price that the publisher receives for its advertising inventory. Our revenue is therefore influenced by the number of ad impressions we sell through our platform, the average CPM (price per 1,000 impressions) for inventory sold, and the percentage fee that we retain, or take rate. We believe that contributions to revenue from CTV and OTT will continue to grow as a percentage of our total revenue. In general, we expect this shift to result in an increase in the average CPM for inventory monetized through our platform and a decrease in our average take rate.
As our business continues to mature, we may adjust our pricing model and add additional revenue streams to account for new products or service offerings or changes in client preferences and demands. For instance, we may charge data licensing or professional service fees or strategically pursue a license or subscription-based pricing model with certain publishers in order to create a potentially deeper and stickier relationship.
For substantially all transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any inventory costs that we remit to publishers. However, for certain transactions, we report revenue on a gross basis, based primarily on our determination that we are acting as a primary obliger for the buyer with respect to the advertising inventory purchased on our platform.

Our revenue recognition policies are discussed in more detail in the section below titled “-Critical Accounting Policies and Estimates.”
Cost of Revenue, Gross Profit and Gross Margin
The Company's cost of revenue primarily consists of third party hosting fees, licensing fees and cost of inventory for third party data and certain publisher costs which we record on a gross basis.
 Gross margin is our gross profit expressed as a percentage of our total revenue. Our gross margin is impacted by the relative contribution to our revenue from transactions that we record on a gross basis. In June 2018, we acquired the business of SlimCut, which included certain revenue streams that are recorded on a gross basis. Prior to the acquisition, we recorded 100% of our revenue on a net basis. As a result, following the acquisition, the contribution to revenue from transactions booked on a gross basis increased compared to prior periods.
 Operating Expenses

Operating expenses consist of technology and development, sales and marketing, general and administrative, depreciation and amortization and mark-to-market expenses.  Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of technology and development, sales and marketing and general and administrative expenses.  We include stock-based compensation expense in connection with the grant of stock option awards or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function.  Our employee head count increased from 136 employees at December 31, 2017, to 167 employees at December 31, 2018. The increase in head count was largely driven by our acquisition of SlimCut in June 2018. We expect our operating expenses to continue to increase in future periods, to support our continued growth.
Technology and Development Expense. Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for product development and engineering personnel. Additional expenses in this category include other related overhead. Due to the rapid development and changes in our business, we have expensed all technology and development expenses in the same period that the costs were incurred. The number of employees in technology and development functions increased from 20 employees at December 31, 2017 to 34 employees at December 31, 2018.  We intend to continue to invest in our technology and development efforts, by strategically hiring additional personnel.  We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.
Sales and Marketing Expense.  Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing and sales and sales support employees.  Additional expenses in this category include marketing programs, travel and other related overhead. The number of employees in sales and marketing functions increased from 89 employees at December 31, 2017 to 103 employees at December 31, 2018.  We expect our sales and marketing expense to increase in the foreseeable future to support our continued revenue growth.
General and Administrative Expense. General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees.  Included in general and administrative expenses are consulting and professional fees, including legal, accounting and investor relations fees, insurance, and costs associated with becoming compliant with the Sarbanes-Oxley Act and other public company corporate expenses, costs associated with the recent transaction, travel and other related overhead. The number of employees in general and administrative functions increased from 27 employees at December 31, 2017 to 30 employees at December 31, 2018.  We expect our general and administrative expenses to increase in absolute dollars in future periods, including as a result of incurring additional expenses becoming compliant with the Sarbanes-Oxley Act.
Restructuring Costs. Restructuring costs primarily consists of costs associated with the relocation of office space as a result of the sale of our buyer platform in August 2017 (refer to notes 9 and 3 in notes to condensed consolidated financial statements).
Depreciation and Amortization Expense. Depreciation and amortization expense primarily consists of our depreciation expense related to investments in property, equipment and software as well as the amortization of certain intangible assets.
Mark-to-market.  Mark-to-market expense consists primarily of the remeasurement of the estimated fair value of the contingent consideration incurred in connection with our acquisition of SlimCut in June 2018 and The Video Network Pty Ltd, or TVN, in August 2015 (refer to notes 4 and 7 in notes to consolidated financial statements).

Interest Expense and Other Income (Expense), Net
Interest expense and other income (expense), net consist primarily of interest expense and interest income, lease income and expense, foreign exchange transaction gains and losses. Interest income is derived from interest received on our cash and cash equivalents.  Interest expense is primarily attributable to interest paid on taxes and fees to local jurisdictions. Lease income and expense is attributable to subleases on our former corporate headquarters. As of December 31, 2018, and 2017, we did not have any outstanding borrowings under our credit facility.
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

	Years Ended December 31,
	2018		2017		2016
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
			(dollars in thousands)
Revenue	55,165	100.0%	43,799	100.0%	29,121	100.0%
Cost of revenue	6,844	12.4%	3,448	7.9%	2,211	7.6%
Gross profit	48,321	87.6%	40,351	92.1%	26,910	92.4%

Operating expenses:
Technology and development	9,925	18.0%	8,586	19.6%	6,961	23.9%
Sales and marketing	25,424	46.1%	28,073	64.1%	22,297	76.6%
General and administrative	20,187	36.6%	20,197	46.1%	16,069	55.2%
Restructing Costs	149	0.3%	—	—%	—	—%
Depreciation and amortization	3,705	6.7%	4,586	10.5%	3,754	12.9%
Mark-to-market	57	0.1%	148	0.3%	1,263	4.3%
Total operating expenses	59,447	107.8%	61,590	140.6%	50,344	172.9%

Loss from continuing operations	(11,126)	(20.2)%	(21,239)	(48.5)%	(23,434)	(80.5)%
Total interest and other income (expense), net	1,886	3.4%	1,192	2.7%	(252)	(0.9)%
Loss from continuing operations before income taxes	(9,240)	(16.7)%	(20,047)	(45.8)%	(23,686)	(81.3)%
(Benefit) provision for income taxes	(10)	—%	(347)	(0.8)%	164	0.6%

Loss from continuing operations, net of income taxes	$(9,230)	(16.7)%	$(19,700)	(45.0)%	$(23,850)	(81.9)%

Total income (loss) from discontinued operations, net of income taxes	(136)	(0.2)%	21,927	50.1%	2,903	10.0%
Net income (loss)	$(9,366)	(17.0)%	$2,227	5.1%	$(20,947)	(71.9)%

Comparison of Years Ended December 31, 2018 and 2017

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Revenue	55,165	43,799	$11,366	26.0%

Revenue. Our revenue during the year ended December 31, 2018 increased to $55.2 million from $43.8 million in the prior year period, representing a 26.0% increase year-over-year. The year-over-year increase in our revenue was primarily driven by an increase in the amount of spend being transacted on CTV, which was partially offset by a decrease in spend on desktop. Year-over-year, revenue generated on CTV devices increased by 322%, from $3.5 million in 2017 to $14.8 million in 2018.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Cost of revenue	6,844	3,448	$3,396	98.5%
Gross profit	48,321	40,351	7,970	19.8%
Gross margin	87.6%	92.1%
Cost of Revenue, Gross Profit and Gross Margin.  Our cost of revenue during the year ended December 31, 2018 increased to $6.8 million from $3.4 million in the prior year period. The increase in cost of revenue is attributable to an increase in hosting fees corresponding with additional spend being transacted through our platform, as well as an increase in cost of inventory relating to transactions that we report on a gross basis.
Our gross profit during the year ended December 31, 2018 increased to $48.3 million from $40.4 million in the prior year period, reflecting an increase in our revenue of $11.4 million year-over-year, which was partially offset by a $3.4 million increase in our cost of revenue year-over-year.
Our gross margin decreased to 87.6% for the year ended December 31, 2018 compared to 92.1% for the year ended December 31, 2017. The decrease in our gross margin was largely driven by an increase in the relative contribution to revenue from transactions reported on a gross basis.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Technology and development expense	9,925	8,586	$1,339	15.6%
% of total revenue	18.0%	19.6%
Technology and Development. The increase in technology and development expense in 2018 compared to 2017 was primarily attributable to a $1.5 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, partially offset by a decrease of a $0.2 million in rent expense.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	25,424	28,073	$(2,649)	(9.4)%
% of total revenue	46.1%	64.1%
Sales and Marketing.   The decrease in sales and marketing expense of $2.6 million in 2018 compared to 2017 was primarily attributable to a $2.4 million decrease in salaries, incentive compensation, stock compensation and other personnel-related costs and $0.4 million in bad debt expense, which were partially offset by a $0.2 million increase in rent expense.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
General and administrative expense	20,187	20,197	$(10)	—%
% of total revenue	36.6%	46.1%
General and Administrative. General and administrative expense in 2018 compared to 2017 was relatively flat.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$3,705	$4,586	$(881)	(19.2)%
% of total revenue	6.7%	10.5%
Depreciation and Amortization. The decrease in depreciation and amortization expense in 2018 compared to 2017 was primarily attributable to accelerated depreciation that began in 2017 on leasehold improvements and furniture and fixtures that were disposed of in connection with our relocation of office space.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Mark-to-market expense	$57	$148	$(91)	(61.5)%
% of total revenue	0.1%	0.3%
Mark-to-market expense.  The mark-to-market expense in 2018 is related to contingent considerations associated with the acquisition of SlimCut. The 2017 mark-to-market expense is related to the contingent consideration associated with the acquisition of TVN in 2015. Refer to Note 7.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Total interest and other income (expense), net	$1,886	$1,192	$694	58.2%
% of total revenue	3.4%	2.7%
Total Interest and Other Income (Expense), Net. The increase in total interest and other income (expense), net in 2018 compared to 2017 was primarily attributable to an increase of $1.0 million of interest income and in $0.5 million of income related to the license of intellectual property, partially offset by increases of $0.4 million in net sublease expense, $0.3 million of expense related to transitional services provided following the sale of our buyer platform and $0.1 million in other expense.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Benefit for income taxes	(10)	(347)	$337	97.1%
% of total revenue	—%	(0.8)%
Benefit for Income Taxes. Benefit for income taxes decreased compared to 2017 due to the deferred tax benefit attributable to a refundable AMT tax credit in 2017. The Company paid AMT tax during 2017 as a result of the sale of the buy side of the business.
Total Income (Loss) from Discontinued Operations, Net of Income Taxes

In August 2017, we completed the sale of our buyer platform to an affiliate of Taptica International Ltd. (“Taptica”). The consideration received was $50 million, subject to adjustment for working capital (refer to Note 3 in the consolidated financial statements).  The results of our buyer platform have been recast as discontinued operations.

For the year ended December 31, 2018, loss from discontinued operations consisted of working capital adjustments reflected in loss on sale of discontinued operations net of income taxes, in the amount of $0.1 million. For the year ended December 31, 2017, total income from discontinued operations consisted of operating income net of income taxes, attributable to our buyer platform of $7.3 million and gain on sale of of discontinued operations, net of taxes of $14.6 million(refer to Note 3 in the consolidated financial statements).

Comparison of Years Ended December 31, 2017 and 2016

	Years Ended December 31,		Change Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Revenue	$43,799	29,121	$14,678	50.4%
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

	Years Ended December 31,		Change Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$3,448	$2,211	$1,237	55.9%
Gross profit	40,351	26,910	13,441	49.9%
Gross margin	92.1%	92.4%
Cost of Revenue, Gross Profit and Gross Margin.  Our cost of revenue during the year ended December 31, 2017 increased to $3.4 million from $2.2 million for the same period in 2016.  The increase in cost of revenue is attributable to an increase in hosting fees associated with an increase in the total number of transactions being processed through our platform.
Our gross profit during the year ended December 31, 2017 increased to $40.4 million from $26.9 million in the prior year period, reflecting an increase in our revenue of $14.7 million which was partially offset by a $1.2 million increase in our cost of revenue year-over-year.
Our gross margin remained relatively flat at 92.1% for the year ended December 31, 2017 compared to 92.4% for the year ended December 31, 2016

	Years Ended December 31,		Change Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$8,586	$6,961	$1,625	23.3%
% of total revenue	19.6%	23.9%
Technology and Development.  The increase in technology and development expense in 2017 compared to 2016 was primarily attributable to a $2.2 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, which were partially offset by a $0.5 million increase in other overhead costs.

	Years Ended December 31,		Change Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$28,073	$22,297	$5,776	25.9%
% of total revenue	64.1%	76.6%
Sales and Marketing.  The increase in sales and marketing expense in 2017 compared to 2016 was primarily attributable to a $4.4 million increase in salaries, incentive compensation, stock-based compensation, and other personnel-related costs, $1.6 million increase in marketing costs, professional development costs, software costs, and bad debt expense and a $0.2 million increase in other overhead related costs, which were partially offset by a $0.5 million decrease in consulting fees and travel and entertainment expenses.

	Years Ended December 31,		Change Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$20,197	$16,069	$4,128	25.7%
% of total revenue	46.1%	55.2%
General and Administrative. The increase in general and administrative expense in 2017 compared to 2016 was primarily attributable to a $2.9 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, $1.0 million in costs related to the sale of our buyer platform in August 2017, a $0.9 million increase in consulting fees and a $0.4 million increase in other taxes and overhead costs. These costs were partially offset by a $0.9 million decrease in professional development and recruitment costs and a $0.3 million decrease in legal fees.

	Years Ended December 31,		Change Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$4,586	$3,754	$832	22.2%
% of total revenue	10.5%	12.9%
Depreciation and Amortization.    The increase in depreciation and amortization expense in 2017 compared to 2016 was primarily attributable to accelerated depreciation on our current corporate office leasehold improvements due to our relocation of our corporate office during 2018.

	Years Ended December 31,		Change Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Mark-to-market expense	$148	$1,263	$(1,115)	(88.3)%
% of total revenue	0.3%	4.3%
Mark-to-Market Expense.
The decrease in mark-to-market expense in 2017 compared to 2016 was primarily attributable to reduction in expense related to the Company's re-measurement of the estimated fair value of contingent consideration that was due in connection with the acquisition of TVN (refer to notes 4 and 7 in the notes to consolidated financial statements).

	Years Ended December 31,		Change Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
Total interest and other income (expense), net	$1,192	$(252)	$1,444	NM
% of total revenue	2.7%	(0.9)%
Total Interest and Other Income (Expense), Net. The increase in total interest and other income (expense), net in 2017 compared to 2016 was primarily attributable to $1.0 million in transitional services provided to the acquirer following the sale of our buyer platform, a $0.5 million increase in sublease income net of sublease loss in 2016 and trademark license income of $0.4 million, which were partially offset by a $0.4 million loss on the disposition of assets.

	Years Ended December 31,		Change Increase / (Decrease)
	2017	2016	Amount	Percentage
	(dollars in thousands)
(Benefit) provision for income taxes	$(347)	$164	$(511)	NM
% of total revenue	(0.8)%	0.6%
(Benefit) Provision for Income Taxes.  The decrease in provision for income taxes in 2017 compared to 2016 was primarily attributable to decreases in taxes incurred in our foreign jurisdictions for the federal AMT credit.
Income (Loss) from Discontinued Operations, Net of Income Taxes

In August 2017, we completed the sale of our buyer platform to Taptica. The consideration received was $50 million, subject to adjustment for working capital (refer to Note 3 in the consolidated financial statements).  As a result, the results of our buyer platform have been recast as discontinued operations.

For the year ended December 31, 2017, income from discontinued operations consisted of operating income, net of income taxes, attributable to our sale of the buyer platform of $7.3 million as well as a gain on sale of $14.6 million, net of income taxes, related to the sale of our buyer platform. For the year ended December 31, 2016, income from discontinued operations consisted of operating income net of income taxes, attributable to our buyer platform of $2.9 million (refer to Note 3 in the consolidated financial statements).
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

Liquidity and Capital Resources
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable and working capital for the periods indicated:

	As of December 31,
	2018	2017
	(dollars in thousands)
Cash and cash equivalents	$47,659	$76,320
Accounts receivable, net of allowance for doubtful accounts	104,387	59,288
Working capital	$42,253	$77,153
Our cash and cash equivalents at December 31, 2018 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $47.7 million, and $76.3 million as of December 31, 2018 and 2017.
We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender.  Pursuant to the credit facility we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly.  We are charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly.  The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit.  The credit facility matures in January 2020.  While we had no outstanding borrowings under the credit facility as of December 31, 2018 and 2017, our lender has issued standby letters of credit in favor of the landlords of our current and former headquarters and other office space totaling $3.6 million, which can be drawn down from amounts available under the credit facility.
The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates.  We are also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months, tested quarterly.  Pursuant to an amendment to the credit facility, executed in November 2018 the Adjusted EBITDA covenant will only be tested if (i) the quick ratio falls below a certain threshold and (ii) unrestricted and unencumbered cash falls below $25.0 million. Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent.  Subject to certain exceptions, we are also required to maintain all of our cash and cash equivalents at accounts with the lender. We were in compliance with all covenants as of December 31, 2018 and through the date of this filing.
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

Share repurchase

On October 2, 2018, our board of directors approved a share repurchase program under which we were authorized to purchase up to $20.0 million of common stock over the 18-month period commencing on the date of approval. As of December 31, 2018, we had purchased shares up to the maximum amount authorized under the share repurchase program, including 1,666,858 shares that were purchased in open market purchases (for a total of approximately $4.7 million), 2,000,000 shares that were purchased from Canaan Partners in a negotiated transaction (for a total of $6.1 million) and 3,651,314 shares that were purchased from W Capital Partners in a negotiated transaction (for a total of approximately $9.2 million). In addition, during the three months ended December 31, 2018, we purchased an additional 1,400,572 shares from W Capital Partners (for a total of approximately $3.5 million) outside of our share repurchase program.
On March 25, 2016 our board of directors approved a share repurchase program under which we were authorized to purchase up to $15.0 million of our common stock over the eighteen-month period commencing on the date of approval.  During the year ended December 31, 2017, we made open-market purchases totaling 983,864 shares of our common stock for an aggregate purchase price of $2.4 million, and for the year ended December 31, 2016 we made open-market purchases totaling 2,861,632 of our common stock for an aggregate purchase price of $6.0 million. The share repurchase program expired on September 30, 2017.

All share repurchases were funded from cash on hand.

Historical Cash Flows
The following table summarizes our historical cash flows for the periods indicated:

	December 31,
	2018	2017	2016
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$1,760	$(10,631)	$(6,900)
Investing activities	(7,511)	45,933	(2,933)
Financing activities	$(22,481)	$(3,317)	$(6,332)
Operating Activities
Net cash used in or provided by operating activities is primarily influenced by the revenue our business generates, our costs of revenue, and amounts of cash we invest in personnel and infrastructure to support our business.  Net cash used in operating activities has been used to fund operations through changes in working capital, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expenses.
In 2018, our net cash provided by operating activities was $1.8 million and consisted of adjustments for non-cash items of $7.7 million and cash provided by working capital of $3.4 million, which was partially offset by a loss from continuing operations and loss from discontinued operations of $9.4 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $3.7 million, non-cash stock-based compensation expense of $3.8 million, and bad debt recovery and loss on disposal of fixed assets of $0.2 million. The cash provided by working capital of $3.4 million primarily consisted of an increase in accounts payable and accrued expenses of $48.8 million and an increase in deferred rent, security deposits payable and other current liabilities of $0.8 million, which was partially offset by accounts receivable of $43.3 million, an increase in prepaid expenses of $1.8 million and an increase in deferred income and other liabilities of $1.1 million.
In 2017, our net cash used in operating activities was $10.6 million and consisted of a loss from continuing operations of $19.7 million, partially offset by net income from discontinued operations of $21.9 million, $15.0 million gain on sale of discontinued operations, cash used in working capital of $13.4 million, which was partially offset by adjustments for non-cash items of $15.5 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $7.8 million, non-cash stock-based compensation expense of $5.4 million, compensation expense related to acquisition contingent consideration of $1.8 million and mark to market expense of $0.1 million. The cash used in working capital of $13.4 million, primarily consisted of an increase in accounts receivable of $19.9 million and a decrease in contingent consideration of $4.8 million, which was partially offset by an increase in accounts payable of $13.8 million and an increase in prepaid expenses and other current assets and an increase in deferred rent and security deposits payable of $3.8 million.
In 2016, our net cash used in operating activities was $6.9 million and consisted of a loss from continuing operations of $23.9 million, a loss from discontinued operations of $2.9 million and cash used in working capital of $3.7 million, partially offset by adjustments for non-cash items of $17.7 million. The use of cash in working capital adjustments of $3.7 million primarily consisted of an increase in accounts receivable of $8.3 million, partially offset by an increase in accounts payable and accrued expenses of $6.7 million and an increase in deferred rent and security deposits payable of $0.6 million. Depreciation and amortization expense of $9.2 million, non-cash stock-based compensation expense of $3.9 million and non-cash stock-based long-term incentive compensation expense of $0.3 million.
Investing Activities
In 2018, our net cash used in investing activities of $7.5 million consisted of the acquisition of SlimCut for initial cash consideration of $4.8 million and the purchase of property and equipment of $2.7 million.
In 2017, our net cash provided by investing activities was $45.9 million and consisted of the sale of our buyer platform for cash proceeds of $49.0 million, offset by $2.0 million of expenses paid with respect to the sale of the buyer platform, and $1.1 million used to purchase property and equipment.
In 2016, our net cash used in investing activities was $2.9 million and consisted of $2.9 million used to purchase property and equipment.

Financing Activities
In 2018, our net cash used in financing activities was $22.5 million and consisted of $23.5 million of purchases of common stock and $1.3 million used to pay tax withholdings on behalf of employees related to net share settlements of restricted stock unit awards, partially offset by $2.4 million in proceeds received from the issuance of common stock in connection with shares purchased under our ESPP and the exercise of stock option awards.
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
In 2016, our net cash used by financing activities was $6.3 million and consisted of $6.0 million of purchases of common stock pursuant to our share repurchase program, $0.5 million used to pay tax withholdings on behalf of employees related to net share settlements of restricted stock unit awards and $0.4 million used to pay contingent consideration related to the purchase of TVN, partially offset by $0.7 million in proceeds received from the issuance of common stock in connection with shares purchased under our ESPP and the exercise of stock options awards.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Contractual Obligations
The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2018. Future events could cause actual payments to differ from these estimates.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in thousands)
Operating lease obligations(1)	$42,663	$6,992	$12,347	$10,223	$13,101
Total contractual obligations	$42,663	$6,992	$12,347	$10,223	$13,101

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
Revenue Recognition

We primarily generate revenue on a transactional basis where we are paid by a publisher each time an advertising impression is monetized on our platform based on a simple and transparent fee structure that we establish with our publisher partners. For substantially all such transactions, we act as an agent on behalf of publishers and revenue is recognized net of any inventory costs that we remit to publishers, when a buyer purchases inventory from a publisher on our platform. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether we are acting as the principal or an agent, we followed the accounting guidance for principal-agent considerations. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative. Substantially all of the revenue generated, and costs incurred, related to publisher transactions on our platform reported on a net basis as we determined that we act as an agent for publishers and are not the primary obligor in such transactions, given that: (1) another party is primarily responsible for fulfilling the contract and we do not have discretion in establishing prices and (2) we do not generally take on inventory risk. For certain transactions, we report revenue on a gross basis, based primarily on our determination that we act as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions.
Accounts Receivable, Net of Allowances for Doubtful Accounts
We carry our accounts receivable at net realizable value. On a periodic basis, our management evaluates our accounts receivable and determines whether to provide an allowance or if any accounts should be written down and charged to expense as a bad debt. The evaluation is based on a past history of collections, current credit conditions, the length of time the account is past due and a past history of write-downs. A receivable is considered past due if we have not received payments based on agreed-upon terms. We extend credit to customers and generally do not require any security or collateral to support our receivables
Goodwill and Intangible Assets
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
We did not identify any impairment of our goodwill at December 31, 2018, 2017, and 2016 and therefore, for the years ended December 31, 2018, 2017, and 2016 no impairment losses related to goodwill were recorded.

Stock-Based Compensation
We include stock-based compensation expense as part of operating expenses in connection with the grant or modification of stock option awards, restricted stock unit awards, employee stock purchase plan awards, and other equity awards to our directors, employees and consultants. We account for stock-based compensation in accordance with the authoritative accounting guidance on stock-based payment awards. Pursuant to the fair value recognition provisions of such guidance, stock-based payment awards are measured at the grant date based on the fair value of the award and is recognized as compensation expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. During the years ended December 31, 2018, 2017 and 2016, we recorded stock-based compensation expense of $3.8 million, $4.7 million and $2.5 million in continuing operations, respectively. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in “Note 15 — Stock-Based Compensation” in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report.
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
At December 31, 2018, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $109.1 million and $63.1 million, respectively, and foreign net operating loss carryforwards of $6.8 million, $6.8 million and $0.0 million related to our international subsidiaries in United Kingdom, Germany and Brazil, respectively.  The U.S. federal net operating losses will expire in various years beginning in 2028. Our foreign net operating loss carry-forwards can be carried forward without limitation in each respective country.  A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Internal Revenue Code in prior years that may limit our ability to utilize a portion of the NOLs in the future.
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

Interest Rate Risk
We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2018 and sustained through the period ended December 31, 2018, would not have been material.  We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
We were exposed to market risks related to fluctuations in interest rates related to our $25.0 million credit facility where an increase in interest rates may result in higher borrowing costs.  Since we currently do not have any outstanding borrowings under our credit facility, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.
Foreign Currency Exchange Risk
Due to our international operations, we are exposed to foreign exchange risk related to foreign denominated revenues and costs, which must be translated into U.S. dollars.  Our primary exposures are related to non-U.S. dollar denominated sales and operating expenses primarily in Australia, Brazil, France, Canada, Malaysia, Singapore, New Zealand, and the United Kingdom. The effect of a 10% increase or decrease in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented.  Substantially all of our advertiser contracts are currently denominated in U.S. dollars.  Therefore, we have minimal foreign currency exchange risk with respect to our revenue.  These exposures may change over time as our business practices evolve and if our exposure increases, adverse movements in foreign currency exchanges rates could have a material adverse impact on our financial results.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TELARIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Telaria, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Telaria, Inc. (the “Company“) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.
New York, New York
March 18, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Telaria, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Telaria, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Telaria, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SlimCut SAS, which is included in the 2018 consolidated financial statements of the Company and constituted 6.83% and 11.11% of total and net assets, respectively, as of December 31, 2018 and 8.05% revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of SlimCut SAS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 of the Company and our report dated March 18, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
March 18, 2019

Telaria, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$47,659	$76,320
Accounts receivable, net	104,387	59,288
Prepaid expenses and other current assets	3,381	2,499
Total current assets	155,427	138,107
Long-term assets:
Property and equipment, net	2,789	3,194
Intangible assets, net	4,379	1,307
Goodwill	9,478	6,320
Deferred tax asset	193	332
Other assets	2,440	1,168
Total long-term assets	19,279	12,321
Total assets	$174,706	$150,428

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$109,991	$59,419
Deferred rent	797	808
Contingent consideration on acquisition	1,500	—
Deferred income	69	674
Other current liabilities	817	53
Total current liabilities	113,174	60,954
Long-term liabilities:
Deferred rent	5,759	5,260
Deferred tax liabilities	1,153	338
Other liabilities	225	737
Total liabilities	120,311	67,289
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of December 31, 2018 and 2017, respectively; 56,956,935 and 55,136,038 shares issued and 44,392,695 and 51,290,542 shares outstanding as of December 31, 2018 and 2017, respectively	4	5
Treasury stock, 12,564,240 and 3,845,496 shares at cost as of December 31, 2018 and 2017, respectively	(31,980)	(8,443)
Additional paid-in capital	293,154	288,277
Accumulated other comprehensive loss	(949)	(232)
Accumulated deficit	(205,834)	(196,468)
Total stockholders’ equity	54,395	83,139
Total liabilities and stockholders’ equity	$174,706	$150,428
The accompanying notes are an integral part of these consolidated financial statements.

Telaria, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue	$55,165	$43,799	$29,121
Cost of revenue	6,844	3,448	2,211
Gross profit	48,321	40,351	26,910

Operating expenses:
Technology and development	9,925	8,586	6,961
Sales and marketing	25,424	28,073	22,297
General and administrative	20,187	20,197	16,069
Restructuring costs	149	—	—
Depreciation and amortization	3,705	4,586	3,754
Mark-to-market	57	148	1,263
Total operating expenses	59,447	61,590	50,344

Loss from continuing operations	(11,126)	(21,239)	(23,434)

Interest and other income (expense), net:
Interest expense	(89)	(78)	(129)
Other income (expense), net	1,975	1,270	(123)
Total interest and other income (expense), net	1,886	1,192	(252)

Loss from continuing operations before income taxes	(9,240)	(20,047)	(23,686)

(Benefit) provision for income taxes	(10)	(347)	164

Loss from continuing operations, net of income taxes	$(9,230)	$(19,700)	$(23,850)

Gain (loss) on sale of discontinued operations, net of income taxes	(136)	14,626	—
Income from discontinued operations, net of income taxes	—	7,301	2,903
Total income (loss) from discontinued operations, net of income taxes	$(136)	$21,927	$2,903

Net income (loss)	$(9,366)	$2,227	$(20,947)

Net income (loss) per share - basic and diluted
Loss from continuing operations, net of income taxes	$(0.18)	$(0.39)	$(0.46)
Income from discontinued operations, net of income taxes	—	0.43	0.06
Net income (loss)	$(0.18)	$0.04	$(0.40)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	51,764,506	50,511,366	52,279,738
The accompanying notes are an integral part of these consolidated financial statements.

Telaria, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$(9,366)	$2,227	$(20,947)
Other comprehensive income (loss)
Foreign currency translation adjustments	(717)	99	(276)
Comprehensive income (loss) attributable to common stockholders	$(10,083)	$2,326	$(21,223)
The accompanying notes are an integral part of these consolidated financial statements.

Telaria, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

					Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock
	Share	Capital	Share	Capital
Balance as of December 31, 2016	53,292,956	$5	(2,861,632)	$(6,037)	$283,486	$(331)	$(198,601)	$78,522
Exercise of stock options awards	439,791		—	—	699	—	—	699
Stock-based compensation expense	—	—	—	—	5,394	—	—	5,394
Common stock issued for settlement of restricted stock units net of 625,704 shares withheld to satisfy income tax withholding obligations	1,124,380	—	—	—	(1,842)	—	—	(1,842)
Common stock issuance in connection with employee stock purchase plan	278,911	—	—	—	446	—	—	446
Treasury stock - repurchase of stock	—	—	(983,864)	(2,406)	—	—	—	(2,406)
Retroactive application of ASU 2016-09	—	—	—	—	94	—	(94)	—
Net Income	—	—	—	—	—	—	2,227	2,227
Foreign currency translation adjustment	—	—	—	—	—	99	—	99
Balance as of December 31, 2017	55,136,038	5	(3,845,496)	(8,443)	288,277	(232)	(196,468)	83,139
Exercise of warrants and stock options awards	856,441	—	—	—	1,845	—	—	1,845
Stock-based compensation expense	—	—	—	—	3,820	—	—	3,820
Common stock issued for settlement of restricted stock units net of 308,533 shares withheld to satisfy income tax withholding obligations	786,693	—	—	—	(1,312)	—	—	(1,312)
Common stock issuance in connection with employee stock purchase plan	177,763	—	—	—	523	—	—	523
Treasury stock — repurchase of stock	—	(1)	(8,718,744)	(23,537)	1	—	—	(23,537)
Net income	—	—	—	—	—	—	(9,366)	(9,366)
Foreign currency translation adjustment	—	—	—	—	—	(717)		(717)
Balance as of December 31, 2018	56,956,935	$4	(12,564,240)	(31,980)	$293,154	$(949)	$(205,834)	$54,395
The accompanying notes are an integral part of these consolidated financial statements.

Telaria, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities, net of income taxes:
Net loss from continuing operations, net of income taxes	$(9,230)	$(19,700)	$(23,850)
Net income (loss) from discontinued operations	(136)	21,927	2,903
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,705	7,760	9,173
Gain on sale of discontinued operations, before income taxes	—	(14,958)	—
Loss from sublease	—	—	246
Bad debt expense (benefit)	190	356	(66)
Mark-to-market expense	—	148	1,263
Compensation expense related to the acquisition-contingent consideration	—	1,810	3,568
Deferred tax benefit	—	(332)	(92)
Loss on disposal of property and equipment	21	392	23
Stock based compensation expense	3,820	5,394	3,900
Stock-based long-term incentive compensation expense	—	—	(300)
Net change in operating assets and liabilities:
Increase in accounts receivable	(43,283)	(19,891)	(8,277)
Decrease in contingent consideration on acquisition	—	(4,753)	(3,406)
(Increase)/decrease in prepaid expenses, other current assets and other long-term assets	(1,781)	(3,157)	583
Increase in accounts payable and accrued expenses	48,779	13,831	6,728
Increase (decrease) in other current liabilities	322	(126)	179
Decrease in deferred tax liability	(4)	(110)	—
Increase (decrease) in deferred rent and security deposits payable	488	(629)	628
(Decrease) increase in deferred income	(619)	1,407	(103)
Decrease in other liabilities	(512)	—	—
Net cash provided by (used in) in operating activities	1,760	(10,631)	(6,900)

Cash flows from investing activities:
Purchase of property and equipment	(2,740)	(1,113)	(2,933)
Acquisition, net of cash acquired	(4,771)	—	—
Cash received from sale of discontinued operations	—	49,000	—
Expenses paid with respect to sale of discontinued operations	—	(1,954)	—
Net cash (used in) provided by investing activities	(7,511)	45,933	(2,933)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	523	446	499
Decrease in contingent consideration on acquisition	—	—	(431)
Proceeds from the exercise of stock option awards	1,845	699	161
Principal portion of capital lease payments	—	(214)	(19)
Treasury stock — repurchase of stock	(23,537)	(2,406)	(6,037)
Tax withholdings related to net share settlements of restricted stock units	(1,312)	(1,842)	(505)
Net cash used in financing activities	(22,481)	(3,317)	(6,332)

Net (decrease) increase in cash and cash equivalents and restricted cash	(28,232)	31,985	(16,165)

Effect of exchange rate changes in cash and cash equivalents	(429)	405	(392)

Cash, cash equivalents and restricted cash at beginning of year	76,320	43,930	60,487
Cash, cash equivalents and restricted cash at end of year	$47,659	$76,320	$43,930
The accompanying notes are an integral part of these consolidated financial statements.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

4.  Fair Value Measurements (Continued)

1. Organization and Description of Business
Telaria, Inc. (the "Company") provides a fully programmatic software platform for premium publishers to manage and monetize their video advertising. The Company's platform is built specifically for digital video and to support the unique requirements of connected TV, mobile and over-the-top content. The Company provides publishers with real-time analytics and decisioning tools to optimize their video advertising business and offer a holistic video monetization solution that allows publishers to efficiently sell their inventory however they want to transact.
On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut Media SAS, a joint stock company incorporated under the laws of France (“SlimCut”). Refer to Note 7 for further discussion.

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

On August 7, 2017, the Company announced the sale of its buyer platform to an affiliate of Taptica International Ltd. (“Taptica”) for total consideration of $50,000, subject to adjustment for working capital.  Refer to Note 3 in notes to consolidated financial statements.  The buyer platform enabled advertisers, agencies and other buyers of advertising to discover, buy, optimize and measure the effectiveness of their video ad campaigns across all digital screens.  Following the strategic decision to sell the buyer platform, the Company is focused mainly on a platform that serves premium publishers.

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
Principles of Consolidation
The consolidated financial statements include the accounts of Telaria, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.
The operating results of SlimCut and TVN have been included in the consolidated financial statements since their dates of acquisition on June 8, 2018 and August 3, 2015, respectively.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on consolidated net income(loss) or cash flows.
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
The Company determines collectability of its accounts receivable by performing ongoing credit evaluations and monitoring its customers’ accounts receivable balances. For new customer and their agents, which may be advertising agencies or other third-parties, the Company performs a credit check with an independent credit agency and may check credit references to determine creditworthiness. The Company only recognizes revenue when, among other factors, collection is reasonably assured.
During the years ended December 31, 2018, and 2017 there was one publisher that accounted for more than 10% of revenue. At December 31, 2018 there was one DSPs that accounted for 32.0% of accounts receivable.  At December 31, 2017, there were three DSPs that together accounted for 48.4% of outstanding accounts receivables.
Cash and Cash Equivalents
The Company considers cash deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s cash and cash equivalents approximates their cost plus accrued interest because of the short-term nature of the instruments.
Fair Value of Financial Instruments
The Company utilizes fair value measurements when required. The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair values as of December 31, 2018 and 2017 due to the short-term nature of those instruments.
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
The following table presents the changes in the allowance for doubtful accounts:

	Years Ended December 31,
	2018	2017	2016
Allowance for doubtful accounts:
Beginning balance	$359	$—	$—
Add: Reserves	1,052	—	—
Less: Write-offs	(429)	359	—
Ending balance	$982	$359	$—

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
The Company did not identify any impairment losses in continuing operations related to the Company's long-lived assets during the years ended December 31, 2018, 2017 and 2016.
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
The Company operates as one operating and reporting segment and therefore, evaluates goodwill and other intangible assets with indefinite lives for impairment impairment annually as one singular reporting unit, on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company has the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, the Company performs the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets, including identifiable intangible assets, as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
The Company did not identify any impairment of its goodwill at December 31, 2018, 2017 and 2016 and therefore, for the years ended December 31, 2018, 2017 and 2016 no impairment losses related to goodwill were recorded.

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

Technology	5 years
Customer relationships	6 to 10 years
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
Revenue Recognition
The Company primarily generates revenue on a transactional basis where it is paid by a publisher each time an advertising impression is monetized on its platform based on a simple and transparent fee structure that the Company establishes with its publisher partners. For substantially all such transactions, the Company acts as an agent on behalf of publishers and revenue is recognized net of any inventory costs that the Company remits to publishers, when a buyer purchases inventory from a publisher on the Company's platform. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company is acting as the principal or an agent, the Company followed the accounting guidance for principal-agent considerations. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative. Substantially all of the revenue generated, and costs incurred, related to publisher transactions on the Company's platform reported on a net basis as the Company determined that it acts as an agent for publishers and is not the primary obligor in such transactions, given that: (1) another party is primarily responsible for fulfilling the contract and the Company does not have discretion in establishing prices and (2) the Company does not generally take on inventory risk. For certain transactions, the Company reports revenue on a gross basis, based primarily on its determination that the Company acts as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions.
Cost of Revenue
 The Company's cost of revenue primarily consists of third party hosting fees, licensing fees and cost of inventory for third party data and certain publisher costs which we record on a gross basis.
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
Advertising costs, which are comprised of print and internet advertising, were $75, $183 and $17 for the years ended December 31, 2018, 2017 and 2016, respectively.
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

Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin No.118 ("SAB 118"), which allows registrants to record provisional amounts during a one-year "measurement period". During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.  As of December 31, 2018, we have not recorded incremental accounting adjustments related to the Act as we continue to consider interpretations of its application.

The Tax Act did not have a material impact on our financial statements since our deferred temporary differences in the United States are fully offset by a valuation allowance and we do not have any significant off shore earnings from which to record the mandatory transition tax. We did not record any provision for federal income taxes for the period ended December 31, 2018.

Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for the purchase of the Company's common stock, stock option awards and restricted stock unit awards.  Due to the Company’s loss from continuing operations, net of income taxes: (i) stock option awards; and (ii) restricted stock unit awards were not included in the computation of diluted net loss per share attributable to common stockholders, as the effects would be anti-dilutive.  Accordingly, basic and diluted net loss per share attributable to common stockholders is equal for the years presented.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of foreign currency translation adjustments. Total comprehensive income (loss) and its component is presented in the accompanying consolidated statements of comprehensive income (loss).
Foreign Currency Translation Adjustments
The functional currency of the Company’s international subsidiaries is their local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using period-end exchange rates for assets and liabilities, and average exchange rates for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity.  During the years ended December 31, 2018, 2017 and 2016, foreign currency translation adjustment gain and losses of $(717), $99, and $(276) respectively, were recorded as a component of comprehensive income (loss) in the consolidated financial statements. Net (losses) gain resulting from transactions denominated in foreign currencies were accounted for in the Company’s consolidated statements of operations and totaled $4, $44, and $(21) during the years ended December 31, 2018, 2017 and 2016, respectively.
Recently Issued Accounting Pronouncements
FASB Accounting Standards Update No. 2018-15 - Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40)

In August 2018, Financial Accounting Standards Board, ("FASB") issued an Accounting Standards Update, ("ASU") No. 2018-15 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2019 with early adoption permitted, including interim periods. The Company does not believe the adoption of this amendment will have a material impact prospectively to the Company's consolidated financial statements and related disclosures.

FASB Accounting Standards Update No. 2018-13 - Fair Value Measurement (Topic 820)

In August 2018, FASB issued ASU No. 2018-13 Fair Value Measurements (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in the update modify the disclosure requirements on fair value measurements in Topic 820, including the removal, modification and additions of certain disclosure requirements for Level 3 fair value measurements and for transfers between Level 1 and Level 2 of the fair value hierarchy. The requirement is for all entities that are required to make disclosures about recurring or nonrecurring fair value measurements to apply the guidance to annual reporting periods beginning after December 15, 2019 with early adoption permitted for any modified or removed disclosures only. The Company does not believe adoption of this amendment will have a material impact prospectively to the Company's consolidated financial statements and related disclosures.

FASB Accounting Standards Update No. 2018-07 - Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)

In June 2018, FASB issued an ASU No. 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendment simplifies the accounting for equity based payments to nonemployees by expanding the scope of Topic 718 to include nonemployees. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2018 with early adoption permitted, including interim periods. The Company does not believe adoption of this amendment will have a material impact prospectively to the Company's consolidated financial statements and related disclosures.

FASB Accounting Standards Update No. 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220)

In February 2018, FASB issued an ASU No. 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2018 with early adoption permitted, including the interim periods. The Company is currently evaluating the impact the update will have on its consolidated financial statements and related disclosures.

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
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

FASB Accounting Standards Update No. 2017-04 - Intangibles and Other (Topic 350)

In January 2017, FASB issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this ASU during the third quarter of 2018 and did not have a material impact on its consolidated financial statements.

FASB Accounting Standards Update No. 2017-01 - Business Combinations (Topic 805)

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendment was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when a set (inputs and processes that produce an output) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2017. The Company adopted this update on a prospective basis in the first quarter of 2018 with no material impact to the Company's consolidated financial statements and related disclosures.

FASB Accounting Standards Update No. 2016-18 - Statement of Cash Flows (Topic 230)
In November 2016, FASB issued Accounting Standards Update ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a Statement of Cash Flow explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash & cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. Public business entities should apply the guidance to annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this update in the first quarter of 2018 and included restricted cash in cash and cash equivalents in the Company's 2018 consolidated financial statements and a $770 increase in cash used in operating activities on the Company's condensed and consolidated statements of cash flows for 2017.
FASB Accounting Standards Update No. 2016-15 — Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this update in the first quarter of 2018 with no material impact to the Company's consolidated financial statements and related disclosures.
FASB Accounting Standards Update No. 2016-02 — Leases (Topic 842)
In February 2016, the FASB issued ASU No. 2016-02, This ASU will require the recognition of lease assets and liabilities for operating leases with terms of more than 12 months. The presentation of leases within the consolidated statement of operations and cash flows will be substantially consistent with current accounting guidance. This ASU, which is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, will have a material impact on our consolidated balance sheets. We have completed the implementation of a lease accounting system. We plan to adopt the ASU effective January 1, 2019 using the modified retrospective transition method and will not restate comparative periods. The modified retrospective transition method requires the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of that adoption date. We plan to elect the package of practical expedients permitted under the transition guidance within the ASU, which allows us to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered into prior to adoption of Topic 842. Additionally we plan to not separate lease and non-lease components of our leases. For leases with a term of 12 months or

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (Continued)

less, we plan to elect the short-term lease exemption, which allows us to not recognize right-of-use assets or lease liabilities for qualifying leases existing at transition and new leases we may enter into in the future. While the Company continues to assess all impacts of adoption, the Company expects to recognize additional lease liabilities of approximately $31,000 to $35,000 and right-of-use assets of approximately $25,000 to $28,000. See Note 12, Commitments and Contingencies, for information about our lease commitments.
FASB Accounting Standards Update No. 2014-09 — Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers that provides a comprehensive model for recognizing revenue with customers.  This update clarifies and replaces all existing revenue recognition guidance within U.S. GAAP and may be adopted retrospectively for all periods presented or adopted using a modified retrospective approach.  In August 2015, The FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which deferred the effective date by one year to December 15, 2017 (beginning with the Company’s first quarter in 2018) and permitting early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal vs. Agent Consideration (Reporting Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The Company adopted the new standard in the first quarter of 2018 using the modified retrospective approach, with no material impact to the Company's consolidated financial statements and related disclosures.
3. Disposition of Buyer Platform

On August 7, 2017, the Company announced the sale of its buyer platform to Taptica for total consideration of $50,000, subject to adjustment for working capital. The proceeds include $1,000 for the right to use the name, “Tremor Video, DSP,” for a period of 18 months following the closing. The Company will recognize the $1,000 in other income within the Consolidated Statements of Operations ratably over the 18-month period.  The sale of the buyer platform represented a strategic change to shift the focus of the Company’s business exclusively on offering its sell-side video management platform.  Accordingly, the results of the buyer platform have been classified as a discontinued operation in the consolidated financial statements for all periods presented.  Following the disposition, the Company entered into an arms-length commercial agreement with Taptica pursuant to which they may purchase video inventory on the platform.  In connection with the transaction, we entered into a transition services agreement, pursuant to which we provided certain services to Taptica through June 15, 2018.

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

In connection with the closing of the transaction, the Company recognized a gain on sale of discontinued operations, net of tax of $14,924 in the third quarter of 2017. Included in the measurement of the gain were estimates for the income taxes due on the gain and the additional cash consideration expected from the buyer related to a closing date net working capital sales price adjustment. The Company recognized losses on the sale of discontinued operations for the year-ended December 31, 2018 as a result of net working capital adjustments in the amount of $136.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the income (loss) from discontinued operations, net of income taxes, presented separately in the Consolidated Statements of Operations:

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data

3.  Disposition of Buyer Platform (Continued)

	Years Ended
	2018	2017	2016

Revenue	$—	$88,255	$137,640
Cost of revenue	—	53,486	88,277
Gross profit	—	34,769	49,363

Operating expenses:
Technology and development	—	7,594	14,084
Sales and marketing	—	16,149	26,064
General administrative	—	547	941
Depreciation and amortization	—	3,174	5,419
Impairment charges	—	—	—
Total operating expenses	—	27,464	46,508

Income from discontinued operations	—	7,305	2,855

Interest and other (expense), net	—	—	—
Income from discontinued operations before income taxes	—	7,305	2,855
Provision (benefit) for income taxes	—	4	(48)
Income from discontinued operations, net of income taxes	—	7,301	2,903

(Loss) gain on sale of discontinued operation before income taxes	(136)	14,958	—
Provision for income taxes	—	332	—
Gain on sale of discontinued operation, net of income taxes	(136)	14,626	—

Income (loss) from discontinued operations, net of income taxes	$(136)	$21,927	$2,903

The following table presents supplemental cash flow information of the discontinued operations:

	Years Ended
	2018	2017	2016

Non-cash adjustments to net cash from operating activities:
Depreciation and amortization	$—	$3,174	$5,419
Stock based compensation expense	—	673	1,414
Cash used in investing activities:
Capital expenditures	$—	$475	$—

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

4.  Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement.  The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value.  If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.  The three-tiers are defined as follows:

•	Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$28,671	—	—	28,671	$53,853	$—	$—	$53,853
Total assets	$28,671	—	—	28,671	$53,853	$—	$—	$53,853
Liabilities:
Contingent consideration on acquisition liability(2)	—	—	1,500	1,500	$—	$—	$—	$—
Total liabilities	$—	$—	$1,500	$1,500	$—	$—	$—	$—
(1)         Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value.  Amounts above do not include the $18,987 and $22,467 of operating cash balances as of December 31, 2018 and 2017, respectively.

(2)     On June 8 2018, the Company acquired all of the outstanding shares of Slimcut. In connection with the acquisition, the former stockholders of SlimCut were eligible to receive future cash payments up to $1,500 contingent on the operating performance of SlimCut in reaching certain financial milestones for the year ended December 31, 2018. In estimating the fair value of the contingent consideration on the date of acquisition, the Company used a Monte-Carlo valuation model based on future expectations on reaching financial milestones, other management assumptions (including operating results, business plans, anticipated future cash flows, and marketplace data), and the weighted-probabilities of possible payments. These assumptions were based on significant inputs not observed in the market and, therefore, represent a Level 3 measurement. Based on the operating results as of December 31, 2018, contingent consideration of $1,500 was fully earned.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

4.  Fair Value Measurements (Continued)

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following table represents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the years ended December 31, 2018 and December 31, 2017:

	2018	2017
Beginning balance at January 1,	$—	$2,483
Contingent consideration on acquisition(1)	1,443	(4,753)
Compensation expense	—	1,810
Mark-to-market expense(2)	57	148
Foreign currency translation adjustment	—	312
Ending balance at December 31,	$1,500	$—
(1)         Represents contingent consideration attributable to the SlimCut and TVN Employee Sellers (as defined below see Note 7) that has been recorded during the years ended 2018 and 2017, respectively. Refer to note 7 for further discussion of contingent consideration payments paid in connection with the Company’s acquisitions of SlimCut and TVN.
(2)         Reflects expense incurred based on the Company’s re-measurement, at December 31, 2018, and December 31, 2017, respectively, of the estimated fair value of the contingent consideration relating to the SlimCut acquisition and TVN Sellers (as defined below, see Note 7) that were not required to remain employed with the Company. Amounts recorded as mark-to-market expense relating to Level 3 instruments are recorded in operating expense.  Refer to the table above regarding assumptions used for Level 3 instruments, and Note 7 for further discussion of contingent consideration payments paid in connection with the Company’s acquisition of SlimCut and TVN.
5.  Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of:

	December 31,
	2018	2017
Prepaid expenses and other current assets	$3,105	$2,231
Prepaid rent	106	127
Deferred rental income	170	141
Total prepaid expenses and other current assets	$3,381	$2,499

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

6.  Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,
	2018	2017
Leasehold improvements	$3,009	$8,324
Computer hardware	1,045	884
Furniture and fixtures	539	1,523
Computer software	800	1,389
Office equipment	92	184
Total	5,485	12,304
Less: accumulated depreciation	(2,696)	(9,110)
Total property and equipment, net	$2,789	$3,194
The depreciation expense related to property and equipment was $3,087, $4,228, and $3,417 for the years ended December 31, 2018, 2017 and 2016, respectively. The Company disposed of assets with a cost basis of $9,528 and accumulated depreciation of $9,490 during the year ended December 31, 2018. For the year ended December 31, 2017 the Company disposed of assets with a cost basis of $3,085 and accumulated depreciation of $2,693.
7. Acquisition
On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut, a video technology solutions company, pursuant to a stock purchase agreement between the Company and the sellers identified therein. As consideration for the acquisition, the Company made an initial payment to the sellers of $5,458, subject to certain adjustments set forth in the purchase agreement. In addition, the sellers were eligible to receive future cash payments up to $1,500 based on achieving certain financial milestones, which they have achieved as of year end.

The fair value of the contingent consideration as of June 8, 2018 was $1,443 (see Note 4) and is included in the purchase price of SlimCut. The Company re-measured the estimated fair value of the contingent consideration as of June 30, 2018, September 30, 2018 and December 31, 2018, with no material change in fair value as of June 30 or September 30, 2018. As of December 31. 2018 the fair value of the contingent consideration was changed to $1,500, which resulted in $57 in mark-to-market expense.

The results of operations of SlimCut have been included in the Company’s consolidated statements of operations since the acquisition.  The financial effects of this acquisition, individually and in the aggregate, were not material to the Company’s consolidated condensed balance sheet and statement of operations as of December 31, 2018 and, therefore, proforma results are not presented.
On August 3, 2015, the Company acquired all of the outstanding shares of The Video Network Pty, Ltd, an Australian limited liability company, ("TVN").  As consideration for the acquisition, the Company made an initial payment to the former stockholders of TVN (“TVN Sellers”) of $3,040 Australian dollars ($2,217 U.S. dollars based on the currency exchange rate on the date of the acquisition). In addition, the TVN Sellers were eligible to receive cash payments over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones in each of the periods from July 1, 2015 to June 30, 2016 and the period from July 1, 2016 to June 30, 2017, a portion of which was also contingent on continued employment of certain TVN Sellers (the “TVN Employee Sellers”). Subsequent to the date of acquisition, the Company re-measured the estimated fair value of the contingent consideration at each reporting date with any changes in fair value recorded in the Company’s statements of operations.
For the years ended December 31, 2018 and December 31, 2017, the Company recorded $0 and $148, respectively, in mark-to market expense related to the change in contingent consideration for TVN Sellers that were not required to remain employed with the Company and $0 and $1,810, respectively, of compensation related expense in connection with contingent consideration payments that were contingent on continued employment of the TVN Employee Sellers. Compensation related expense in connection with the continued employment of the TVN Employee Sellers is recorded in sales and marketing expense in the condensed consolidated statement of operations. As of December 31, 2017 and 2018, all contingent consideration related to the purchase of TVN had been paid.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

8.  Goodwill and Intangible Assets, Net

Goodwill includes the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with the acquisitions of SlimCut and TVN (see Note 7 – Acquisitions). Goodwill is tested annually for impairment or more frequently if impairment indicators are present.  The Company operates as one operating and reporting segment and, therefore, the Company assesses goodwill for impairment annually as one singular reporting unit. The Company has the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. During the third quarter of 2018, the Company performed qualitative assessment of the reporting unit's fair value which included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of Telaria Inc.'s reporting unit exceeded its carrying value.
The Company did not identify any impairment in continuing operations of goodwill at December 31, 2018, 2017 and 2016 and therefore, for the years ended December 31, 2018, 2017 and 2016 no impairment losses related to goodwill were recorded.
The changes in the carrying amount of goodwill as of December 31, 2018, 2017, 2016 were as follows:

	2018	2017	2016
Beginning balance as of January 1,	$6,320	$6,228	$6,242
Acquisition-related goodwill	3,424	—	—
Foreign exchange impact	(266)	92	(14)
Ending balance as of December 31,	$9,478	$6,320	$6,228
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
The Company did not identify any impairment of intangible assets at December 31, 2018, 2017 and 2016.
Information regarding the Company’s acquisition-related intangible assets, net is as follows:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships(1)	$4,797	$(1,283)	$3,514
Technology(2)	973	(108)	865
	$5,770	(1,391)	4,379

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$2,188	$(881)	$1,307
Technology	—	—	—
	$2,188	$(881)	$1,307

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

8.  Goodwill and Intangible Assets, Net

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$2,022	$(478)	$1,544
Technology	—	—	—
	$2,022	$(478)	$1,544
(1)       The increase in gross carrying amount for customer relationships from December 31, 2017 to December 31, 2018, is primarily due to an increase of $2,900 relating to the acquisition of SlimCut, which was partially offset by a decrease of $291 from the foreign exchange impact for the same period. From December 31, 2017 to December 31, 2018, accumulated amortization expense increased by $508, partially offset by foreign exchange impact over the same period of $106.
(2) At December 31, 2017, the Company did not record any carrying amounts for technology acquisition-related intangible assets. The gross carrying amount for technology includes an increase of $1,000 due to the acquisition of SlimCut which was partially offset by foreign exchange decrease of $27 for the year-ended December 31, 2018. Accumulated amortization increased by $109 over the same period due to the acquisition of SlimCut, partially offset by foreign exchange impact
Amortization expense amounted to $619 and $358 for the years ended December 31, 2018 and 2017, respectively.  The estimated future amortization expense of customer relationships for the next five years and thereafter are as follows:

2019	$806
2020	806
2021	669
2022	477
2023	368
2024 and thereafter	1,253
Total	$4,379
9. Income Taxes
The components of the Company’s loss before income tax provision for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
Loss from continuing operations before income taxes:
Domestic	$(9,034)	$(18,147)	$(17,365)
Foreign	(206)	(1,900)	(6,321)
Total loss from continuing operations before income taxes	$(9,240)	$(20,047)	$(23,686)

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data

9. Income Taxes (Continued)

The Company’s income tax provision, which is comprised of minimum U.S. federal, state and local taxes and taxes from foreign jurisdictions, consists of the following:

	Years Ended December 31,
	2018	2017	2016
Provision for current income taxes:
U.S. federal	$10	$—	$—
U.S. state and local	91	(2)	22
Foreign	97	154	234
Total provision for current income taxes	198	152	256
Benefit for deferred income taxes:
U.S. federal	(10)	(332)	—
U.S. state and local	—	—	—
Foreign	(198)	(167)	(92)
Total benefit for deferred income taxes	(208)	(499)	(92)
Total (benefit) provision for income taxes	$(10)	$(347)	$164
A reconciliation between the U.S. federal statutory income tax rate to the effective tax rate, by applying such rates to loss before income tax provision, for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	(21.00)%	(34.00)%	(34.00)%
State income tax rate, net of U.S. federal tax benefit	0.77	(0.01)	0.06
Stock-based compensation expense	(6.45)	—	1.23
Acquisition related costs	—	3.11	5.08
Mark-to-market expense	—	0.25	1.80
Change in income tax rates	(6.33)	(1.03)	2.89
Change in deferred tax asset valuation	34.08	29.03	22.52
Trademark income	(1.54)	—	—
Goodwill impairment charge	—	1.46	—
AMT credit	—	(1.65)	—
Meals and Entertainment	0.55	1.10	—
Other	(0.20)	0.01	1.11
Effective tax rate	(0.12)%	(1.73)%	0.69%

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data

9. Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities reported on a net cross jurisdictional basis are summarized as follows:

	December 31,
	2018	2017	2016
Deferred tax assets:
Net operating losses and tax credits	$29,322	$27,474	$46,336
Stock-based compensation expense	4,118	2,440	3,883
Deferred rent	1,049	881	1,483
Depreciation and amortization expense	1,585	672	61
Accrued expenses	583	316	192
Intangible assets	—	294	—
Deferred revenue	—	166	2
Allowance for doubtful accounts	283	89	1
Unrealized gains and losses	51	88	94
Total deferred tax assets before valuation allowance	36,991	32,420	52,052
Less: valuation allowance	(36,692)	(32,028)	(50,211)
Total deferred tax assets, net of valuation allowance	299	392	1,841

Deferred tax liabilities:
Intangible assets	(1,243)	(392)	(2,277)
Unrealized gains and losses	(16)	—	—
Other	—	(6)	(11)
Total deferred tax liabilities	(1,259)	(398)	(2,288)

Total deferred tax liabilities, net	$(960)	$(6)	$(447)
For financial and tax reporting purposes, the Company incurred net operating losses in each period since its inception, except for 2017 and, therefore, a significant portion of the deferred tax assets recognized relate to such net operating losses.  In determining whether the Company may realize the benefits from these deferred tax assets, the Company considers all available objective and subjective evidence, both positive and negative. Based on the weight of such evidence, a valuation allowance on a jurisdiction by jurisdiction basis is necessary for some portion, or all, of the deferred tax assets since the Company cannot be assured that, more likely than not, such amounts will be realized. Based on the available objective and subjective evidence, including the Company’s history of net operating losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable at December 31, 2018 and 2017. Accordingly, the Company provided a valuation allowance on substantially all of its deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets for the periods presented, with the exception of a deferred tax asset related to AMT credits.
On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Act”) into law. Effective January 1, 2018, among other changes, the Act (1) reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) changes the rules relating to net operating loss ("NOL") carryforwards and carrybacks, (3) eliminates the corporate alternative minimum tax ("AMT") and changes how existing AMT credits can be realized; and (4) numerous modifications creating a territorial tax system and broadening the income tax base. The impact on the Company's financial statements for the period ended December 31, 2018 is immaterial, primarily because the Company has a valuation allowance on deferred tax assets in the U.S. In addition, the Act makes the AMT credit refundable in tax years beginning after 2017. As a result of this change, the Company does not have a valuation allowance on its AMT credit.
Given the significance of the legislation, the staff of the U.S. Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts during a one year measurement period similar to that used when accounting for business combinations. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data

9. Income Taxes (Continued)

For the year ended December 31, 2017, amounts recorded principally related to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reducing its net deferred tax asset and associated valuation allowance. Additionally, the new law included a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. As a result of accumulated losses since inception, there was no income tax effect. At December 31, 2018, the Company completed its accounting of SAB 118 for all of the enactment-date income tax effects of the Act. The Company has not made any measurement-period adjustments and there were no additional material adjustments related to the Act.

As a result of the adoption of ASU 2016-09, the Company no longer excludes tax benefits that arose directly from equity compensation in excess of compensation recognized for financial reporting in its U.S. federal and U.S. state net operating loss carryforwards.
For the year ended December 31, 2018, the Company’s valuation allowance has increased to $36,692 compared to $32,028 as of December 31, 2017, largely due to the increase in deferred tax assets for net operating losses and stock based compensation for which the Company does not believe it will be able to utilize in future periods.
As of December 31, 2018, the Company has U.S. federal and state net operating loss carry-forwards of approximately $109,111 and $63,125, respectively, and foreign net operating loss carry-forwards of $6,764, $6,787, $18, $213, $89 related to its international subsidiaries in the United Kingdom, Germany, Brazil, Australia, and Canada respectively, which are available to reduce future taxable income in those jurisdictions. The U.S. federal net operating losses will expire in various years beginning in 2028 through 2037. The Company’s foreign net operating loss carry-forwards can be carried forward without limitation in each respective country.  The U.S. federal net operating losses includes acquired tax loss carry-forwards of Transpera, Inc. (“Transpera”) and ScanScout, Inc. (“ScanScout”), and net operating losses from Telaria, Inc. ("Telaria") which experienced an ownership change in 2010 which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carry-forwards of Transpera, ScanScout and Telaria that are available to offset future taxable income to approximately $161, $2,060 and $7,550, respectively, annually.
Telaria’s U.S. federal and U.S. state net operating loss carryforwards include approximately $9,234 of excess tax benefits related to tax deductions from stock-based compensation. As a result of the adoption of ASU 2016-09, the Company no longer excludes tax benefits that arose directly from equity compensation in excess of compensation recognized for financial reporting in its U.S. federal and U.S. state net operating loss carryforwards.
The Company did not record any amounts related to uncertain tax positions or tax contingencies at December 31, 2018 and 2017.  As of December 31, 2018 and 2017, the primary tax jurisdictions in which the Company is subject to tax were the U.S. federal and state jurisdictions, Australia, Canada, Singapore, Malaysia, New Zealand, Brazil, France and United Kingdom. Since the Company is in an overall net operating loss position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a net operating loss carry-forward is available. The Company’s open tax years extend back to 2005. In the event that the Company concludes that it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of provision for income taxes. no amounts of interest or penalties were recognized in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016.

10.  Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of:

	December 31,
	2018	2017
Trade accounts payable	$95,028	$48,736
Accrued compensation, benefits and payroll taxes	5,468	4,288
Accrued cost of revenue	7,127	5,576
Other payables and accrued expenses	2,368	819
Total accounts payable and accrued expenses	$109,991	$59,419

11.  Credit Facility
The Company is party to a loan and security agreement, which we referred to as the credit facility, with Silicon Valley Bank, referred to as our lender.  Pursuant to the credit facility, the Company we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable.  Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly. The Company is charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly. The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit. The credit facility matures in January 2020. While the Company had no outstanding borrowings under the credit facility as of December 31, 2018 and December 31, 2017, the lender has issued standby letters of credit in favor of the landlords of our current and former headquarters and other office space totaling $3.6 million, which can be drawn down from amounts available under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict the Company's ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of its capital stock, make investments or engage in transactions with our affiliates.  The Company is also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months, tested quarterly.  Pursuant to an amendment to the credit facility, executed in November 2018 the Adjusted EBITDA covenant will only be tested if (i) the quick ratio falls below a certain threshold and (ii) unrestricted and unencumbered cash falls below $25.0 million. The Company's obligations under the credit facility are secured by substantially all of its assets other than its intellectual property, although the Company has agreed not to encumber any of its intellectual property without the lender’s prior written consent.  Subject to certain exceptions, the Company is also required to maintain all of its cash and cash equivalents at accounts with the lender. The Company was in compliance with all covenants as of December 31, 2018 and through the date of this filing.

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
As of December 31, 2018, future minimum payment commitments required under the Company’s non-cancellable office space leases, including the lease for its current headquarters, (which the Company relocated to during the second quarter of 2018), and for its former headquarters (which the Company subleases), co-location agreements and third-party licenses, net of aggregate future sublease income, for the next five years and thereafter are as follows:

2019	$6,992
2020	6,749
2021	5,598
2022	5,077
Thereafter	18,247
Total minimum operating commitments	42,663
Less: non-cancelable sublease income	(21,989)
Total operating commitments	$20,674
Total rent expense recorded within operating income in the consolidated statements of operations for the years ended December 31, 2018, 2017, 2016 were $3,484, $3,033, and $3,008 respectively.  In addition, the Company recorded expense of $3,109, $1,908, and $1,292 and income of $2,998, $2,107 and $1,686 related to subleases for the years ended December 2018, 2017, and 2016 respectively, within other income, net in the consolidated statements of operations.
Letters of Credit
At December 31, 2018 and 2017, the Company had the following outstanding letters of credit:

•	$300 and $450 as of December 31, 2018 and 2017, respectively, related to its former headquarters at 52 W 23rd St, New York, New York

•	$320 as of December 31, 2018 and 2017 related to new office space in Mountain View, California

•	$2,332 as of December 31, 2018 and 2017 related to its former headquarters at 1501 Broadway, New York, New York

•	$633 as of December 31, 2018 related to its current headquarters at 222 Broadway, New York, New York
Legal Contingencies
The Company is occasionally involved with various claims and litigation during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of December 31, 2018 and 2017, no reserves were recorded.  The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any.  Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
13.  Stockholders’ Equity
Stock Repurchases
On October 2, 2018, the Company's board of directors approved a share repurchase program under which the Company was authorized to purchase up to $20,000 of common stock over the 18-month period commencing on the date of approval. For the three months ended December 31, 2018, the Company purchased 7,318,172 shares for the maximum amount originally approved under the share repurchase program of $20,000. The Company's board of directors subsequently approved additional purchases of 1,400,572 shares for an additional $3,536.

On March 29, 2016 the Company announced that the Company’s Board of Directors had approved a share repurchase program, under which the Company was authorized to purchase up to $15,000 of common stock over an eighteen month period commencing March 25, 2016. As of September 30, 2017, the share repurchase program expired with $6,557 remaining of our authorized $15,000.
For accounting purposes, common stock repurchased is recorded based upon the purchase date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method.
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

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

13.  Stockholders' Equity (Continued)

On June 30, 2017, Venture Lending & Leasing IV, LLC exercised, in full, the remaining warrants to acquire 31,130 shares of common stock at an exercise price of $2.46 per share, pursuant to a cashless net exercise. In connection with the exercise, the Company issued 406 shares of common stock. As of December 31, 2017 and 2018, there are no warrants outstanding to purchase the Company's common stock.

14.  Changes in Accumulated Other Comprehensive Income (Loss)
The following table provides the components of accumulated other comprehensive (loss) income from continuing operations:

	Foreign Currency Translation Adjustment	Total
Beginning balance at January 1, 2018	$(232)	$(232)
Other comprehensive loss(1)	(717)	(717)
Ending balance at December 31, 2018	$(949)	$(949)

	Foreign Currency Translation Adjustment	Total
Beginning balance at January 1, 2017	$(331)	$(331)
Other comprehensive income(1)	99	99
Ending balance at December 31, 2017	$(232)	$(232)

(1)
For the year ended December 31, 2018, and December 31, 2017 there were no foreign currency translation adjustments reclassified from accumulated other comprehensive income (loss) to the Company's Consolidated Statements of Operations.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

15. Stock-Based Compensation
The Company included stock-based compensation expense related to all of the Company’s stock-based payments awards in various operating expense categories for the years ended December 31, 2018, 2017 and 2016 as follows:

	Years Ended December 31,
	2018	2017	2016
Stock-based compensation expense:
Technology and development	$492	$615	$459
Sales and marketing	1,470	2,062	476
General and administrative	1,858	2,044	1,551
Total in continuing operations	$3,820	$4,721	$2,486
Discontinued operations	—	673	1,414
Total stock-based compensation expense	$3,820	$5,394	$3,900
In August 2017, in connection with the consummation of the sale of the Company’s buyer platform, the Company modified certain restricted stock unit awards held by employees of the buyer platform to provide for pro-rated vesting of such awards for the current year vesting cycle, based on the number of days elapsed from the last vesting date through the date of the transaction.  The incremental expense arising from this modification was $45. Additionally, as a result of the sale of the buyer platform, the Company reclassified stock-based compensation expense relating to the employees of the buyer platform of $673 for the year-ended December 31, 2017 and $1,414 for the year-ended December 31, 2016, which was recorded in Net Income from discontinued operations in the Consolidated Statement of Operations.

On September 20, 2017, the Company entered into an agreement with the Company’s President, Publisher Platforms that resulted in a separation date of October 6, 2017. The agreement provided acceleration of 100% of the unvested shares subject to any stock option or restricted stock unit award issued to him by the Company. The expense arising from this modification was $729.

Stock-Based Incentive Plans
On June 26, 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”).  The Company has stock option awards outstanding under five stock-based incentive plans as of December 31, 2018, including two plans that were assumed as part of the acquisition of ScanScout.  The Company has restricted stock unit awards outstanding, under its 2013 Plan, as of December 31, 2018.
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
Stock Option Awards Outstanding
The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of December 31, 2018:

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

15. Stock-Based Compensation (Continued)

	Options Outstanding			Options Exercisable
	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices	Outstanding	(Years)	Per Share	Exercisable	(Years)	Per Share
$1.11 - $1.94	881,120	4.65	$1.69	719,557	5.69	$1.69
$2.36 – $2.88	1,320,000	6.44	2.38	451,041	3.91	2.38
$3.73 – $4.83	3,246,531	6.32	4.20	2,178,359	1.74	4.27
$5.01 – $5.90	735,937	0.65	5.34	735,937	0.72	5.34
$8.15 – $9.64	164,663	4.04	8.18	164,663	4.04	8.18
	6,348,251	4.42	$3.97	4,249,557	3.22	$3.97
The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of December 31, 2018:

	Number of Stock Option Awards Outstanding	Weighted Average Exercise Price Per Share
December 31, 2017(1)	6,311,059	$3.63
Stock option awards granted(2)	1,780,672	3.89
Stock option awards forfeited	(887,039)	4.89
Stock option awards exercised	(856,441)	2.16
Stock option awards outstanding as of December 31, 2018	6,348,251	$3.73

Stock option awards vested and exercisable as of December 31, 2018(3)	4,249,557	$3.97

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

(2)
Includes employment inducement stock option awards granted to the Company’s Chief Executive Officer (“CEO”) outside of the Company’s stockholder approved equity compensation plans including the Performance Option (as defined below). These awards were comprised of stock options for purchase of 450,000 shares of the Company’s common stock at an exercise price of $2.36. The exercise price represents the closing price of the Company’s common stock on the date of the grant. These grants are generally subject to the same terms and conditions as applied to awards granted under the Company’s 2013 Plan.

(3)	Includes the vested portion of each employment inducement stock option award.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

15. Stock-Based Compensation (Continued)

Other selected information is as follows:

	Years Ended December 31,
	2018	2017	2016
Aggregate fair value of stock option awards vested	$374	$644	$1,418
Aggregate intrinsic value of outstanding stock option awards	1,270	5,503	1,969
Aggregate intrinsic value of stock option awards exercised	1,713	748	155
Weighted-average grant-date fair value per share of stock option awards granted	1.91	1.13	0.57
Cash proceeds received from stock option awards exercised	$1,845	$699	$161
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
The following table presents the assumptions for stock option awards granted during the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Volatility	49% - 55%	49% - 50%	32% - 33%
Risk-free interest rate	2.37% - 3.01%	1.85% to 2.02%	1.24% - 1.57%
Expected life (in years)	5.32 - 5.58	5.65 - 5.67	5.80 - 6.03
Dividend yield	0.00%	0.00%	0.00%
There was $2,542 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of December 31, 2018.  This cost is expected to be recognized over a weighted-average period of 2.87 years.
Non-vested Restricted Stock Unit (RSU) Awards Outstanding
The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the year ended December 31, 2018:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2017	2,518,375	$2.19
Restricted stock unit awards granted(1)	1,345,153	3.94
Restricted stock unit awards forfeited	(418,248)	3.17
Restricted stock unit awards vested	(1,095,226)	2.23
Non-vested restricted stock unit awards outstanding as of December 31, 2018	2,350,054	3.00

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

	Years Ended December 31,
	2018	2017	2016
Aggregate grant date fair value of restricted stock unit awards outstanding	$7,050	$5,515	$7,763
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
There were $2,350 of total unrecognized compensation cost related to non-vested restricted stock unit awards granted under the Company’s equity incentive plans as of December 31, 2018.  This cost is expected to be recognized over a weighted-average period of 3.0 years.
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
No more than 2,000,000 shares of common stock are reserved for future issuance under the 2014 ESPP.  As of December 31, 2018, the Company had 823,895 shares of common stock reserved for future issuance under the 2014 ESPP.
The fair value for each award under the 2014 ESPP was estimated at the date of grant, at the beginning of the offering period, using a Black-Scholes option pricing model.  Calculating the fair value of the ESPP awards requires subjective assumptions, including, but not limited to, the expected term of the ESPP award and stock price volatility. The Company estimates the expected life of the awards granted under the 2014 ESPP based on the duration of the offering periods, which is six months.  The Company estimates the volatility of its common stock on the date of grant based on the Company's historic volatility. Risk-free interest rates are based on yields from United States Treasury zero-coupon issues with a term consistent with the expected term of the awards in effect at the time of grant. Forfeitures are recognized as they occur. The Company has never declared or paid any cash dividends and has no current plan to do so. Consequently, it used an expected dividend yield of zero.
For the years ended December 31, 2018 and 2017, the following assumptions were used for awards issued under the 2014 ESPP:

	2018	2017	2016
Volatility	36% - 42%	42% - 52%	32% - 35%
Risk-free interest rate	1.13% - 2.28%	0.70% - 1.1%	0.46% - 0.49%
Expected life (in years)	0.50	0.50	0.50
Dividend yield	0.00%	0.00%	0.00%

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

15. Stock-Based Compensation (Continued)

There was $34 of total unrecognized compensation cost related to awards under the 2014 ESPP as of December 31, 2018.  This cost is expected to be recognized over a weighted-average period of less than one year.
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

With respect to this performance option award, stock-option expense will be recorded over the vesting period for each tranche’s vesting period based on the expected achievement of the vesting condition.  For these purposes, the vesting period for the $4.00 stock-option market condition is 1.27 years and the vesting period for the $5.00 market condition is 1.75 years.

Fair value of the stock option award was calculated using the Monte-Carlo Simulation with the following assumptions:

2018
Exercise price	$2.36
Volatility	50%
Risk-free interest rate	2.38%
Maturity	10.00
Milestone 1	$4.00
Milestone 2	$5.00
Cost of equity	17%
Dividend yield	—%

Fair value of the 450,000 stock options is $501, with $133 in stock compensation expense recorded for the year-ended December 31, 2018 and $37 of unamortized expense as of December 31, 2018.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data

16. Restructuring Costs

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
As a result of the Company's Santa Monica relocation, the Company incurred one-time costs of $117 during June of 2018. As a result of a change in term used in calculating the one-time costs, an additional $32 was recorded July of 2018. The company recorded the costs of $149 as restructuring costs in the Company's consolidated statements of operations for the year ended December 31, 2018.
The following table sets forth details regarding the activities described above during the year ended December 31, 2018.

	Balance as of July 1, 2018	Expenses, Net	Cash	Non-Cash	Balance as of December 31, 2018

Restructuring liability	$—	$149	$(73)	$7	$83

17.  Net Income (Loss) Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended December 31,
	2018	2017	2016
Numerator:
Loss from continuing operations, net of income taxes	$(9,230)	$(19,700)	$(23,850)
Total income (loss) from discontinued operations, net of income taxes	(136)	21,927	2,903
Net income (loss)	$(9,366)	2,227	(20,947)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share attributable to common stockholders	51,764,506	50,511,366	52,279,738

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.18)	$(0.39)	$(0.46)
Income from discontinued operations	—	0.43	0.06
Net income (loss)	$(0.18)	$0.04	$(0.40)
The following securities were outstanding during the years presented below and have been excluded from the calculation of diluted net loss per share attributable to common stockholders per share because the effect is anti-dilutive:

	Years Ended December 31,
	2018	2017	2016
Warrants to purchase common stock	—	—	31,130
Stock option awards	6,348,251	6,311,059	6,425,832
Restricted stock unit awards	2,349,429	2,518,375	3,750,292
Total anti-dilutive securities outstanding	8,697,680	8,829,434	10,207,254

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
Total employer matching contributions to the Company’s 401(k) Plan for the year ended December 31, 2018, 2017 and 2016 were $333, $250, and $211, respectively.
19.  Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$93	$416	$941
Cash paid for interest expense	$—	$101	$12

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for settlement of restricted stock unit awards	$1,312	$3,206	$1,020
Purchase of property and equipment in accounts payable and accrued expenses	$6	$13	$158
Cash holdback related to acquisition	$472	$—	$—
Deferred tax liability related to acquisition	$1,015	$—	$—
Contingent consideration on acquisition	$1,500	$—	$—

20.  Segment and Geographic Information
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
Substantially all assets were held in the United States as of each December 31, 2018 and 2017, and substantially all revenue was generated through sales personnel in the United States for the years ended December 31, 2018, 2017 and 2016.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

21.  Quarterly Results of Operations

Unaudited	Three Months Ended
2018	March 31,	June 30,	September 30,	December 31,
Revenue	$9,601	$12,430	$13,478	$19,656
Gross profit	8,573	11,294	11,610	16,844
Income (loss) from continuing operations, net of income taxes	(6,127)	(2,960)	(1,581)	1,438
Total income (loss) from discontinued operations, net of income taxes	26	(161)	—	(1)
Net income (loss)	$(6,101)	$(3,121)	$(1,581)	1,437
Net earnings (loss) per share - basic:
Income (loss) from continuing operations, net of income taxes(1)	$(0.12)	$(0.06)	$(0.03)	$0.03
Income from discontinued operations, net of income taxes(1)	—	—	—	—
Net income (loss)(1)	$(0.12)	$(0.06)	$(0.03)	$0.03

Net earnings (loss) per share - diluted:
Income (loss) from continuing operations, net of income taxes(1)	$(0.12)	$(0.06)	$(0.03)	$0.03
Income from discontinued operations, net of income taxes(1)	—	—	—	—
Net income (loss)(1)	$(0.12)	$(0.06)	$(0.03)	$0.03

Weighted-average number of shares of common stock outstanding:
Basic	51,827,685	52,241,605	52,716,626	50,278,668
Diluted	51,827,685	52,241,605	52,716,626	51,266,321

Unaudited	Three Months Ended
2017	March 31,	June 30,	September 30,	December 31,
Revenue	$6,139	$9,934	$12,715	$15,011
Gross profit	5,375	9,017	11,951	14,008
Income (loss) from continuing operations, net of income taxes	(9,561)	(6,803)	(3,273)	(63)
Total income (loss) from discontinued operations, net of income taxes	2,701	4,503	15,567	(844)
Net income (loss)	(6,860)	(2,300)	12,294	(907)
Net earnings income (loss) per share - basic
Loss from continuing operations, net of income taxes(1)	(0.19)	(0.14)	(0.06)	—
Income (loss) from discontinued operations, net of income taxes(1)	0.05	0.09	0.30	(0.02)
Net income loss(1)	$(0.14)	$(0.05)	$0.24	$(0.02)

Basic and diluted weighted-average number of shares outstanding(2)	49,998,547	50,205,913	50,642,344	51,195,402

(1)
Basic and diluted loss from continuing operations, net of income taxes; income (loss) from discontinued operations, net of income taxes and net income (loss) is computed independently for each of the quarters presented.  Therefore, the sum of all quarterly basic and diluted loss from continuing operations, net of income taxes; income (loss) discontinued operations, net

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

21.  Quarterly Results of Operations

of income taxes and net income (loss) per share may not equal the annual basic and diluted earnings (loss) per share calculations.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Our internal controls over financial reporting are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with the U.S. GAAP, including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of SlimCut Media SAS, which we acquired in June 2018 and was included in the 2018 consolidated Financial Statements. SlimCut Media SAS constituted 6.83% and 11.11% of total and net assets as of December 31, 2018 and 8.05% of revenues for the year then ended.
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. As noted above, management’s evaluation of the effectiveness of internal controls over financial reporting did not include an evaluation fot he internal control over financial reporting of SlimCut Media SAS. The assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on these assessments, we concluded that our internal control over financial reporting was effective as of December 31, 2018.
Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2018, Ernst & Young, LLP, has issued a report on the effectiveness of our internal control over financial reporting.
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

ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
Code of Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at http://investor.telaria.com/corporate-governance. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the sections titled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" into our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the sections titled "Information Regarding the Board and Corporate Governance" and "Transactions with Related Persons" into our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the section titled "Principal Accounting Fees and Services" in our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

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

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2019.

TELARIA, INC.

By:	/s/ Mark Zagorski
Mark Zagorski
Chief Executive Officer

Date: March 18, 2019

By:	/s/ John Rego
John Rego
Chief Financial Officer

Date: March 18, 2019

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Zagorski, John Rego and Aaron Saltz, and each of them, as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said agents, proxies and attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said agents, proxies and attorneys-in-fact, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Zagorski
Mark Zagorski	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2019
/s/ John Rego
John Rego	Chief Financial Officer (Principal Accounting and Financial Officer)	March 18, 2019

/s/ Paul Caine	Director	March 18, 2019
Paul Caine

/s/ Rachel Lam
Rachel Lam	Director	March 18, 2019

/s/ Warren Lee
Warren Lee	Director	March 18, 2019

/s/ James Rossman
James Rossman	Director	March 18, 2019

/s/ Robert Schechter
Robert Schechter	Director	March 18, 2019

/s/ Kevin Thompson
Kevin Thompson	Director	March 18, 2019

/s/ Doug Knopper	Director	March 18, 2019
Doug Knopper

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

		Incorporated by Reference				Filed
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Asset Purchase Agreement, among Telaria, Inc., Scanscout, Inc., Taptica Ltd. and Taptica International Ltd, dated as of August 4, 2017	8-K	001-35982	2.1	8/8/2017

3.1	Composite copy of Amended and Restated Certificate of Incorporation, as amended to date and as currently in effect.	S-3	333-221374	3.1	11/6/2017

3.2	Bylaws, as amended to date and as currently in effect.	S-1/A	333-188813	3.4	6/14/2013

4.1	Specimen stock certificate evidencing shares of common stock.	S-3	333-188813	4.2	11/6/2017

10.1	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of January 27, 2017	10-K	001-35982	10.2	3/10/2017

10.2	First Amendment to the Amended and Restated Loan and Security Agreement, dated January 26, 2018, by and between the Registrant and the Silicon Valley Bank.	10-Q	001-35982	—	5/8/2018

10.3	Second Amendment to the Amended and Restated Loan and Security Agreement, dated November 7, 2018, by and between the Registrant and the Silicon Valley Bank					X

10.4+	Tremor Media, Inc. 2006 Stock Incentive Plan, as amended.	S-1	333-188813	10.4	5/23/2013

10.5+	Form of Stock Option Agreement under Tremor Media, Inc. 2006 Stock Incentive Plan.	S-1	333-188813	10.5	5/23/2013

10.6+	Tremor Media, Inc. 2008 Stock Plan, as amended.	S-1	333-188813	10.6	5/23/2013

10.7+	Form of Stock Option Agreement under Tremor Media, Inc. 2008 Stock Plan.	S-1	333-188813	10.7	5/23/2013

10.8+	ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.8	5/23/2013

10.9+	Form of Stock Option Agreement under ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.9	5/23/2013

10.10+	ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.10	5/23/2013

10.11+	Form of Stock Option Agreement under ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.11	5/23/2013

10.12+	Form of 2013 Equity Incentive Plan as amended.	Proxy	001-35982	App. A	4/15/2013

10.13+	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.13	6/14/2013

10.14+	Form of Nonqualified Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.14	6/14/2013

10.15+	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.15	6/14/2013

10.16+	Form of Restricted Stock Unit Grant Notice under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.16	6/14/2013

10.17+	Non-Employee Director Compensation Plan.	10-K	001-35982	10.17	3/10/2017

10.19+	Tremor Video, Inc. 2014 Employee Stock Purchase Plan	S-1	333-188813	10.19	5/23/2013

10.24*	Agreement of Lease by and between the Company and Paramount Leasehold, L.P., dated as of October 27, 2014 (as amended by the First Amendment of Lease dated as of December 15, 2014).	10-K	001-35982	10.25	3/16/2015

10.25*	Second Amendment to the Agreement of Lease, by and between the Company and Paramount Leasehold, L.P., dated as of October 27, 2014	10-Q	001-35982	10.1	5/10/2016

10.26*	Sublease Agreement, between Advance Magazine Publishers Inc. and Telaria, Inc., effective December 14, 2017	10-K	001-35982	10.26	3/1/2018

10.27+	Employment Offer Letter by and between the Company and Mark Zagorski, dated May 31, 2017.	10-Q	001-35982	10.1	8/9/2017

10.28+	Employment Offer Letter by and between the Company and John Rego, dated August 3, 2015	10-Q	001-35982	10.1	11/9/2015

10.29+	Amendment to the Employment Offer Letter by and between the Company and John Rego, dated February 7, 2017	10-Q	001-35982	10.2	5/10/2017

10.30+	Amended and Restated Employment Offer Letter by and between the Company and Katie Evans, dated March 6, 2017	10-Q	001-35982	10.5	5/10/2017

10.31+	Employment Offer Letter by and between the Company and Paul Caine, dated October 6, 2017	10-K	001-35982	10.32	3/1/2018

10.32+	Employment Offer Letter by and between the Company and Adam Lowy, dated October 19, 2019					X

10.33	Agreement of Lease by and between the Registrant and Twenty-Three R.P. Associates, dated as of July 26, 2010 (as modified by the First Amendment to Lease dated November 1, 2010).	S-1	333-188813	10.3	5/23/2013

21.1	List of subsidiaries.	10-Q	001-35982	21.1	8/9/2018

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (included in signature page).	X

31.1	Certification of the Chief Executive Officer of Telaria, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.	X

31.2	Certification of the Chief Financial Officer of Telaria, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.	X

32.1	Certification of the Chief Executive Officer of Telaria, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer of Telaria, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

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