Form 10-Q
period 2019-03-31
Telaria, Inc.
filed 2019-05-09
CIK 1375796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TLRA	New York Stock Exchange
As of May 6, 2019, there were 45,622,135 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TELARIA, INC
FORM 10-Q

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Telaria, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,963	$47,659
Accounts receivable net of allowance for doubtful accounts of $1,205 and $982 as of March 31, 2019 and December 31, 2018 respectively.	88,861	104,387
Prepaid expenses and other current assets	3,384	3,381
Total current assets	127,208	155,427
Long-term assets:
Operating lease right-of-use asset, net of amortization	25,464	—
Property and equipment net of accumulated depreciation of $2,939 and $2,698 as of March 31, 2019 and December 31, 2018, respectively	2,528	2,789
Intangible assets, net	4,115	4,379
Goodwill	9,419	9,478
Deferred tax assets	108	193
Other assets	2,299	2,440
Total long-term assets	43,933	19,279

Total assets	$171,141	$174,706

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$84,093	$109,991
Operating lease liability	4,653	—
Deferred rent	—	797
Contingent consideration on acquisition	—	1,500
Deferred income	—	69
Other current liabilities	76	817
Total current liabilities	88,822	113,174
Long-term liabilities:
Operating lease liability, net of current portion	27,119	—
Deferred rent, net of current portion	—	5,759
Deferred tax liabilities	1,134	1,153
Other non-current liabilities	238	225
Total liabilities	117,313	120,311
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of March 31, 2019 and December 31, 2018, 58,150,763 and 56,956,935 shares issued and 45,592,425 and 44,392,695 outstanding as of March 31, 2019 and December 31, 2018, respectively	4	4
Treasury stock, at cost: 12,564,240 shares as of March 31, 2019 and December 31, 2018	(31,980)	(31,980)
Additional paid-in capital	297,152	293,154
Accumulated other comprehensive loss	(1,181)	(949)
Accumulated deficit	(210,167)	(205,834)
Total stockholders’ equity	53,828	54,395
Total liabilities and stockholders’ equity	$171,141	$174,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$13,622	$9,601
Cost of revenue	2,451	1,028
Gross profit	11,171	8,573

Operating expenses:
Technology and development	2,855	2,308
Sales and marketing	6,347	6,293
General and administrative	6,836	4,998
Depreciation and amortization	439	1,801
Total operating expenses	16,477	15,400

Loss from continuing operations	(5,306)	(6,827)

Interest and other income (expense), net:
Interest expense	(3)	(3)
Other income, net	983	717
Total interest expense and other income, net	980	714

Loss from continuing operations before income taxes	(4,326)	(6,113)

Provision for income taxes	7	14

Loss from continuing operations, net of income taxes	(4,333)	(6,127)

Gain on sale of discontinued operations, net of income taxes	—	26

Net loss	$(4,333)	$(6,101)

Net loss per share — basic and diluted:
Loss from continuing operations, net of income taxes	$(0.10)	$(0.12)
Net loss	$(0.10)	$(0.12)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	44,831,453	51,827,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(4,333)	$(6,101)
Other comprehensive loss:
Foreign currency translation adjustments	(232)	(70)
Comprehensive loss	$(4,565)	$(6,171)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Total
	Share	Capital	Share	Capital	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2018	56,956,935	$4	(12,564,240)	$(31,980)	$293,154	$(949)	$(205,834)	$54,395
Exercise of stock options awards	825,349	—	—	—	3,181	—	—	3,181
Stock-based compensation expense	—	—	—	—	1,083	—	—	1,083
Common stock issued for settlement of restricted stock units net of 264,783 shares withheld to satisfy income tax withholding obligations	280,808	—	—	—	(536)	—	—	(536)
Common stock issuance in connection with employee stock purchase plan	87,671	—	—	—	270	—	—	270
Net loss	—	—	—	—	—	—	(4,333)	(4,333)
Foreign currency translation adjustment	—	—	—	—	—	(232)	—	(232)
Balance as of March 31, 2019	58,150,763	$4	(12,564,240)	$(31,980)	$297,152	$(1,181)	$(210,167)	$53,828

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Total
	Share	Capital	Share	Capital	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2017	55,136,038	$5	(3,845,496)	$(8,443)	$288,277	$(232)	$(196,468)	$83,139
Exercise of stock options awards	314,711	1	—	—	1,018	—	—	1,019
Stock-based compensation expense	—	—	—	—	856	—	—	856
Common stock issued for settlement of restricted stock units net of 197,947 shares withheld to satisfy income tax withholding obligations	433,317	—	—	—	(912)	—	—	(912)
Common stock issuance in connection with employee stock purchase plan	84,415	—	—	—	240	—	—	240
Net loss	—	—	—	—	—	—	(6,101)	(6,101)
Foreign currency translation adjustment	—	—	—	—	—	(70)	—	(70)
Balance as of March 31, 2018	55,968,481	$6	(3,845,496)	$(8,443)	$289,479	$(302)	$(202,569)	$78,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss from continuing operations	$(4,333)	$(6,127)
Total income from discontinued operations	—	26
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	487	1,801
Bad debt expense	41	—
Amortization of operating lease right-of-use asset	985	—
Loss on disposal of property and equipment	100	22
Stock-based compensation expense	1,083	856
Deferred tax benefit	85	—
Net changes in operating assets and liabilities:
Decrease in accounts receivable	15,302	12,355
Increase in prepaid expenses, other current assets	(144)	(1,020)
Decrease in other assets	147	—
Decrease in accounts payable and accrued expenses	(25,648)	(11,590)
Decrease in other current liabilities	(750)	(4)
Decrease in operating lease liability	(1,170)	—
Increase in deferred rent and security deposits payable	7	658
Decrease in deferred income	(69)	(90)
Increase (decrease) in other liabilities	13	(685)
Net cash used in operating activities	(13,864)	(3,798)

Cash flows from investing activities:
Purchase of property and equipment	(123)	(256)
Net cash used in investing activities	(123)	(256)

Cash flows from financing activities:
Contingent consideration on acquisition	(1,500)	—
Proceeds from the exercise of stock options awards	3,181	1,018
Proceeds from issuance of common stock under employee stock purchase plan	270	240
Tax withholdings related to net share settlements of restricted stock unit awards (RSUs)	(536)	(912)
Net cash provided by financing activities	1,415	346

Net decrease in cash, cash equivalents	(12,572)	(3,708)

Effect of exchange rate changes in cash, cash equivalents	(124)	(27)

Cash, cash equivalents at beginning of period	47,659	76,320
Cash, cash equivalents at end of period	$34,963	$72,585

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$2	$197
Common stock issued for settlement of RSUs	$536	$1,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

1. Organization and Description of Business
Telaria, Inc. (the "Company") provides a fully programmatic software platform for premium publishers to manage and monetize their video advertising. The Company's platform is built specifically for digital video and to support the unique requirements of connected TV, mobile and over-the-top content. The Company provides publishers with real-time analytics and decisioning tools to control their video advertising business and offers a holistic monetization solution to optimize yield across a publisher’s entire supply of digital video inventory.

On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut Media SAS ("SlimCut"), a video technology solutions company that is focused on serving premium publishers in Canada and France, pursuant to a stock purchase agreement.
The Company is headquartered in the State of New York.
2.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements and condensed footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated balance sheets, statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements and condensed footnotes should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018 filed with the SEC on March 19, 2019.
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

Credit Facility

The Company is party to a loan and security agreement, which we referred to as the credit facility, with Silicon Valley Bank, referred to as our lender. Pursuant to the credit facility, the Company we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80% of eligible accounts receivable. Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly. The Company is charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly. The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit. The credit facility matures in January 2020. While the Company had no outstanding borrowings under the credit facility as of March 31, 2019 and December 31, 2018, the lender has issued standby letters of credit in favor of the landlords of our current and former headquarters and other office space totaling $3.6 million, which can be drawn down from amounts available under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict the Company's ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of its capital stock, make investments or engage in transactions with our affiliates. The Company is also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months, tested quarterly. Pursuant to an amendment to the credit facility, executed in November 2018 the Adjusted EBITDA covenant will only be tested if (i) the quick ratio falls below a certain threshold and (ii) unrestricted and unencumbered cash falls below $25.0 million. The Company's obligations under the credit facility are secured by substantially all of its assets other than its intellectual property, although the Company has agreed not to encumber any of its intellectual property without the lender’s prior written consent. Subject to certain exceptions, the Company is also required to maintain all of its cash and cash equivalents at accounts with the lender. The Company was in compliance with all covenants as of March 31, 2019 and through the date of this filing.
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
During the three months ended March 31, 2019 there was one publisher that accounted for more than 10% of revenue. At March 31, 2019 there were two Demand Side Platforms (DSPs) that accounted for 45% of accounts receivable in the aggregate.

Legal Contingencies

The Company is occasionally involved with various claims and litigation during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of March 31, 2019 and December 31, 2018, no reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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
FASB Accounting Standards Update No. 2018-13 - Fair Value Measurement (Topic 820)
In August 2018, FASB issued ASU No. 2018-13 Fair Value Measurements (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in the update modify the disclosure requirements on fair value measurements in Topic 820, including the removal, modification and additions of certain disclosure requirements for Level 3 fair value measurements and for transfers between Level 1 and Level 2 of the fair value hierarchy. The requirement is for all entities that are required to make disclosures about recurring or nonrecurring fair value measurements to apply the guidance to annual reporting periods beginning after December 15, 2019 with early adoption permitted for any modified or removed disclosures only. The Company does not believe adoption of this amendment will have a material impact on the Company's condensed consolidated financial statements and related disclosures.
FASB Accounting Standards Update No. 2018-07 - Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)
In June 2018, FASB issued an ASU No. 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendment simplifies the accounting for equity based payments to nonemployees by expanding the scope of Topic 718 to include nonemployees. Public business entities are required to apply the guidance to annual reporting periods beginning after December 15, 2018 with early adoption permitted, including interim periods. The Company has adopted this update with no material impact to the Company's condensed consolidated financial statements and related disclosures.
FASB Accounting Standards Update No. 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220)
In February 2018, FASB issued an ASU No. 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Public business entities are required to apply the guidance to annual reporting periods beginning after December 15, 2018 with early adoption permitted, including the interim periods. The Company adopted this update with no material impact to the Company's condensed consolidated financial statements and related disclosures.
FASB Accounting Standards Update No. 2016-02 — Leases (Topic 842)
In February 2016, the FASB issued ASU No. 2016-02, Leases, which clarifies and improves existing authoritative guidance related to leasing transactions.  This ASU will require the recognition of lease assets and liabilities for operating leases with terms of more than 12 months. The presentation of leases within the consolidated statement of operations and cash flows will be substantially consistent with current accounting guidance. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company implemented this guidance in the first quarter of 2019 using the modified retrospective transition method and will not restate comparative periods. Refer to note 9 - ASC 842 (Leases) for more information.
3. Acquisitions

On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut, a video technology solutions company that is focused on serving premium publishers in Canada and France, pursuant to a stock purchase agreement between the Company and the sellers identified therein. As consideration for the acquisition, the Company made an initial payment to the sellers of $5,458, subject to certain adjustments set forth in the purchase agreement, and was required to make a second payment of $500, subject to adjustment or holdback, on March 31, 2019 (the “Holdback Amount”). In addition, the sellers were eligible to receive future cash payments up to $1,500 based on achieving certain financial milestones of SlimCut during fiscal year 2018.

The fair value of the contingent consideration as of June 8, 2018 was $1,443 and was included in the purchase price of SlimCut. The Company re-measured the estimated fair value of the contingent consideration at June 30, 2018 and September 30, 2018 with no material changes noted. As of December 31, 2018, the financial milestones were achieved and the fair value of the contingent consideration was adjusted to $1,500, which resulted in $57 in mark-to-market expense at year-end. During the first quarter ended March 31, 2019, the contingent consideration on the acquisition was paid in full. In addition, during the first quarter ended March 31, 2019, the Company released the Holdback Amount in an amount of $472.

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

•	Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$26,828	$—	$—	$26,828	$28,671	$—	$—	$28,671
Total assets	$26,828	$—	$—	$26,828	$28,671	$—	$—	$28,671
Liabilities:
Contingent consideration on acquisition liability(2)	$—	$—	$—	$—	$—	$—	$1,500	$1,500
Total liabilities	$—	$—	$—	$—	$—	$—	$1,500	$1,500

(1)
Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value. Amounts above do not include $8,135 and $18,988 of operating cash balances as of March 31, 2019 and December 31, 2018, respectively.

(2)
On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut. In connection with the acquisition, the former stockholders of SlimCut were eligible to receive future cash payments contingent on the operating performance of SlimCut in reaching certain financial milestones. In estimating the fair value of the contingent consideration on the date of acquisition, the Company used a Monte-Carlo valuation model based on future expectations of reaching financial milestones, other management assumptions (including operating results, business plans, anticipated future cash flows, and marketplace data), and the weighted-probabilities of possible payments. These assumptions were based on significant inputs not observed in the market and, therefore, represent a Level 3 measurement. The Company re-measured the estimated fair value of the contingent consideration at June 30, 2018 and September 30, 2018 with no material changes noted. As of December 31, 2018, the financial milestones were achieved and the fair value of the contingent consideration was adjusted to $1,500, which resulted in $57 in mark-to-market expense at year-end. During the quarter ended March 31, 2019, contingent consideration on the acquisition was fully paid.

Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

2018

Beginning Balance at January 1, 2019	$1,500
Contingent consideration paid (SlimCut Acquisition) (1)	(1,500)
Balance as of March 31, 2019	$—

(1)	As of March 31, 2019, the contingent consideration relating to the acquisition of SlimCut was paid in full.
5.  Goodwill and Intangible Assets, Net
Goodwill includes the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with the acquisition of SlimCut (see Note 3 – Acquisitions). Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”), requires the Company to assess goodwill for impairment annually or more frequently if a triggering event occurs. The Company operates as one operating and reporting segment and, therefore, the Company assesses goodwill for impairment annually as one singular reporting unit. The Company has the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more-likely-than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed.
During the third quarter of 2018, the Company performed a qualitative assessment of the reporting unit's fair value which included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
5.  Goodwill and Intangible Assets, Net (Continued)

in forecasted operating results, and fluctuations in foreign exchange rates. Based on the qualitative assessment, the Company concluded that it was more-likely-than-not that the estimated fair value of the Company's reporting unit exceeded its carrying value and thus, the Company did not proceed to the two-step goodwill impairment test.
The Company did not identify any impairment of its goodwill as of March 31, 2019 and December 31, 2018, and therefore, for the three months ended March 31, 2019 and for the year-ended December 31, 2018, no impairment losses related to goodwill were recorded.
The changes in the carrying amount of goodwill as of March 31, 2019 are as follows:

March 31, 2019

Beginning balance as of January 1, 2018	$9,478
Acquisition-related goodwill	—
Foreign exchange impact	(59)
Ending Balance as of March 31, 2019	$9,419

The Company also reviews certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of intangible assets are measured by a comparison of the carrying amount of the asset or asset group, using an income approach, to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group.  As the Company operates as one business unit and its long-lived assets do not have identifiable cash flows that are independent of the other assets and liabilities of this business unit, the impairment testing on intangible assets is performed at the entity-level.
The Company did not identify any impairment of intangible assets as of March 31, 2019 and December 31, 2018, and therefore, for the three months ended March 31, 2019 and for the year-ended December 31, 2018, no impairment losses related to intangible assets were recorded.
Information regarding the Company’s acquisition-related intangible assets, net is as follows:

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$4,754	$(1,438)	$3,316
Technology	954	(155)	799
Total acquisition-related intangible assets, net	$5,708	$(1,593)	$4,115

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$4,797	$(1,283)	$3,514
Technology	973	(108)	865
Total acquisition-related intangible assets, net	$5,770	$(1,391)	$4,379

Amortization expense for the three months ended March 31, 2019 was $153. For the three months ended March 31, 2018 amortization expense was $92.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
5.  Goodwill and Intangible Assets, Net (Continued)

The estimated future amortization expense for intangibles subject to amortization for the next five years and thereafter is as follows:

2019 (nine months remaining)	599
2020	799
2021	661
2022	468
2023 and thereafter	1,588

6. Accounts Payable and Accrued Expenses
The Company records accounts payable and accrued expenses at cost when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Trade accounts payable	$71,212	$95,028
Accrued compensation, benefits and payroll taxes	3,675	5,468
Accrued cost of revenue	6,943	7,127
Other payables and accrued expenses	2,264	2,368
Total accounts payable and accrued expenses	$84,093	$109,991

7.  Changes in Accumulated Other Comprehensive Loss
The following tables provide the components of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2019	2018
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
Balance at beginning of the Period	$(949)	$(232)
Other comprehensive loss(1)	(232)	(70)
Balance as of March 31, 2019	$(1,181)	$(302)

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

(1)
For the three months ended March 31, 2019 and 2018, there were no foreign currency translation adjustments reclassified from accumulated other comprehensive loss to the Company's Consolidated Statement of Operations.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

8.  Net Loss Per Share of Common Stock

	Three Months Ended March 31,
	2019	2018
Numerator:
Loss from continuing operations, net of income taxes	$(4,333)	$(6,127)
Total gain from discontinued operations, net of income taxes	—	26
Net loss	$(4,333)	$(6,101)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	44,831,453	51,827,685

Basic and diluted loss per share:
Net loss from continuing operations	(0.10)	(0.12)
Net loss	$(0.10)	$(0.12)
The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss from continuing operations per share because the effect is anti-dilutive.

	Three Months Ended March 31,
	2019	2018
Stock option awards	6,064,230	7,107,364
Restricted stock unit awards	2,714,518	2,537,561
Total anti-dilutive securities	8,778,748	9,644,925

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
9. ASU 842 - Leases

Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases. Beginning on January 1, 2019, the Company's condensed consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical policies. The modified retrospective transition method required the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to the Company's accumulated deficit as of our adoption date. There was no cumulative effect adjustment to the Company's accumulated deficit as a result of initially applying the guidance. As a result of adopting Topic 842, the Company did recognize additional operating lease assets of $26,449 and operating lease liabilities of $32,932 as of January 1, 2019. The discount rate used to calculate that adjustment was the Company's incremental borrowing rate as of the adoption date, January 1, 2019.

Management elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered into prior to adoption of Topic 842. Additionally, management elected not to separate lease and non-lease components for all of the Company's leases. For leases with a term of 12 months or less, management elected the short-term lease exemption, which allowed the Company to not recognize right-of-use assets or lease liabilities for qualifying leases existing at transition and new leases the Company may enter into in the future.

General Description of Leases

The Company has entered into various non-cancelable operating lease agreements for its facilities. The Company classifies leases at their commencement as either operating or finance leases and may receive renewal or expansion options, rent holidays and leasehold improvement or other incentives on certain lease agreements. The Company’s operating leases primarily consist of leases for real estate throughout the world with lease expirations between 2019 and 2029. These arrangements typically do not transfer ownership of the underlying asset as the Company does not assume, nor does it intend to assume, the risks and rewards of ownership.

The Company recognizes a right-of-use asset and lease liability for all of its leases at the commencement of the lease. Lease liabilities are measured based on the present value of the minimum lease payments discounted by a rate determined as of the date of commencement. Right-of-use assets are measured based on the lease liability adjusted for any initial direct costs, prepaid rent, lease incentives and restructuring. The following summarizes right-of-use assets as of March 31, 2019 (in thousands):

March 31, 2019
Total operating lease right-of-use asset, gross	$26,449
Less: accumulated amortization	(985)
Operating lease right-of-use asset, net	$25,464

Significant Assumptions and Judgments

Significant judgment is required when determining whether a contract is or contains a lease. The Company reviews contracts to determine whether the language conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

As discussed above, the present value of minimum lease payments is used in determining the value of the Company's operating and finance leases. The discount rate used to calculate the present value for lease payments is the Company's incremental borrowing rate, which is determined based on information available at lease commencement and is equal to the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate used for our lease obligations as of March 31, 2019 and January 1, 2019 ranged from 4.08% to 7.36%. As of March 31, 2019, the weighted-average remaining lease term

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
9. ASU 842 - Leases

for our operating leases was 7.04 years. As of March 31, 2019, the weighted-average discount rate for our operating leases was 6.83%.

The following table summarizes the Company's lease cost and sublease income for the three months ended March 31, 2019 (in thousands):

March 31, 2019

Operating lease cost	$1,513
Variable lease cost	150
Short-term lease cost	85
Sublease income, gross	(1,029)
Total lease cost	$719

As of March 31, 2019, the future payments under the Company's operating leases for each of the next five years and thereafter are as follows (in thousands):

Total

Remaining in 2019	$4,936
2020	6,696
2021	5,543
2022	5,023
2023 and thereafter	18,290
Total minimum lease payments	$40,488
Less: imputed interest	(8,716)
Present value of minimum lease payments	$31,772
Less:current portion of operating lease obligations	(4,653)
Total long-term lease obligations	$27,119
For the three months ending March 31, 2019, cash paid for amounts included in the measurement of lease liabilities and included in operating cash flows from operating leases was $1,698.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018 included in the Annual Report on Form 10-K filed with the SEC on March 19, 2019.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations.  Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on March 19, 2019.  You should not rely upon forward-looking statements as predictions of future events.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  We will disclose material non-public information through one or more of the following channels: our investor relations website (http://investor.telaria.com), the social media channels identified on our investor relations website, press releases, SEC filings, public conference calls and webcasts.

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

We have built long-standing relationships with premium video publishers, in particular in the CTV and OTT space,and we believe the scale and quality of our client base makes us an important partner to video ad buyers. Buyers on our platform include some of the largest brand advertisers in the world and our platform is integrated with the leading video volume buyers in digital advertising. We generate revenue when an advertising impression is sold on our platform based on a simple and transparent fee structure established with our publisher partners and do not collect any fees directly from DSPs integrated with our platform.
We provide our platform internationally in Europe, Canada, Latin America, and the Asia Pacific region. During the second quarter of 2018, we further expanded our international presence through the acquisition of SlimCut Media SAS ("SlimCut"), a global video technology solutions company that is focused on serving premium publishers in Canada and France. Refer to Note 3 - Acquisition, in the notes to the condensed consolidated financial statements.
For the quarter ended March 31, 2019, our revenue from continuing operations increased to $13.6 million, compared to $9.6 million for the quarter ended March 31, 2018, an increase of 41.9%.  Our loss from continuing operations, net of income taxes improved from a loss of $6.1 million for the quarter ended March 31, 2018 to a loss from continuing operations, net of income taxes of $4.3 million for the quarter ended March 31, 2019, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) improved from a loss of $3.3 million to a loss of $2.4 million for the same respective periods.

Key Metrics
We monitor the key metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Revenue and net loss from continuing operations, net of income taxes are discussed under the headings “Components of our Results of Operations.”  Adjusted EBITDA is discussed immediately following the table below.

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands) (unaudited)
Revenue	$13,622	$9,601
Loss from continuing operations, net of income taxes	(4,333)	(6,127)
Adjusted EBITDA	$(2,380)	$(3,325)

Adjusted EBITDA
Adjusted EBITDA represents our loss from continuing operations, net of income taxes, before depreciation and amortization expense, total interest and other income (expense), net and provision for income taxes, and as adjusted to eliminate the impact of non-cash stock-based compensation expense, expenses for prior corporate facilities required to be recorded as operating expenses as a result of the adoption of certain accounting standards, acquisition related costs, executive severance, retention and recruiting costs, expenses for transitional services and other adjustments. Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses we do not consider to be indicative of our core operating performance in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.

Adjusted EBITDA is a non-GAAP financial measure. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (d) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (e) Adjusted EBITDA does not reflect costs related to prior corporate facilities, acquisition related costs, executive severance, retention and recruiting costs, expenses for transitional services and other adjustments that may represent a reduction in cash available to us; and (f) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results.

The following table presents a reconciliation of adjusted EBITDA to loss from continuing operations, net of income taxes, the most directly comparable U.S. GAAP measure, for each of the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands) (unaudited)
Loss from continuing operations, net of income taxes	$(4,333)	$(6,127)
Adjustments:
Depreciation and amortization expense	487	1,801
Total interest and other income (expenses), net(1)	(980)	(714)
Provision for income taxes	7	14
Stock-based compensation expense	1,083	856
Expenses for prior corporate facilities (2)	1,031	—
Acquisition-related costs	40	—
Executive severance, retention and recruiting costs	285	143
Expenses for transitional services(3)	—	389
Other adjustments(4)	—	313
Total net adjustments	1,953	2,802
Adjusted EBITDA	$(2,380)	$(3,325)

(1)	Reflects sublease income for our former office facilities. In addition, includes income received from the transfer of rights in the name "Tremor Video" for the three months ended March 31, 2018.
(2) For the three months ended March 31, 2019, reflects lease costs for prior corporate facilities, previously recorded in interest and other income (expenses), which are now required to be recorded in operating expenses as a result of the adoption of ASC 842. Refer to note 9 - ASC 842 (Leases) for more information.

(3)	Reflects costs incurred providing transitional services following the sale of our buyer platform.

(4)	For the three months ended March 31, 2018, reflects rent expense for our current corporate headquarters, which was then unoccupied.
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

Cost of Revenue, Gross Profit and Gross Margin
The Company's cost of revenue primarily consists of third party hosting fees, licensing fees, data costs, and, for revenue recognized on a gross basis, cost of advertising inventory.

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

Operating Expenses
Operating expenses consist of technology and development, sales and marketing, general and administrative, and depreciation and amortization.  Salaries, cash incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of technology and development, sales and marketing and general and administrative expenses. We include stock-based compensation expense in connection with the grant of stock option awards or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function. We expect our operating expenses to continue to increase in future periods, to support our continued growth.
Technology and Development Expense. Technology and development expense primarily consists of salaries, cash incentive compensation, stock-based compensation and other personnel-related costs for product development and engineering personnel. Additional expenses in this category include other related overhead. Due to the rapid development and changes in our business, we have expensed all technology and development expenses in the same period that the costs were incurred. We intend to continue to invest in our technology and development efforts. We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.
Sales and Marketing Expense. Sales and marketing expense primarily consists of salaries, cash incentive compensation, stock-based compensation and other personnel-related costs for our marketing and sales and sales support employees.  Additional expenses in this category include marketing programs, travel and other related overhead. We expect our sales and marketing expense to increase in the foreseeable future to support our continued revenue growth.
General and Administrative Expense. General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees. Additional expenses in this category include legal, accounting, investor relations and other professional fees, insurance, public company expenses, including costs associated with Sarbanes-Oxley Act compliance, travel and other related overhead. We expect our general and administrative expenses to increase in absolute dollars in future periods as a result of incurring additional expenses becoming compliant with the Sarbanes-Oxley Act.
Depreciation and Amortization Expense. Depreciation and amortization expense primarily consists of our depreciation expense related to investments in property, equipment and software as well as the amortization of certain intangible assets.
Interest and Other Income (Expense), Net
Interest and other income (expense), net consist primarily of interest income, interest expense, patent expense, sublease income and foreign exchange transaction gains and losses. Sublease expense is included in the comparative period only. In the current year sublease expense is included in operating expense in accordance with ASC 842 (Leases). Interest income is derived from interest received on our cash and cash equivalents.  Interest expense is primarily attributable to interest paid on taxes and fees to local jurisdictions   Sublease income and expense is attributable to subleases on our former corporate headquarters. As of March 31, 2019 and December 31, 2018, we did not have any outstanding borrowings under our credit facility.
Provision for Income Taxes
Provision for income taxes consists of minimum U.S. state and local taxes, income taxes in foreign jurisdictions in which we conduct business.

Income from Discontinued Operation

For the year ended December 31, 2018, loss from discontinued operations consisted of working capital adjustments related to the sale of the Company’s divested buyer platform.

The following table is a summary of our consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$13,622	100%	$9,601	100.0%
Cost of revenue	2,451	18.0	1,028	10.7
Gross profit	11,171	82.0	8,573	89.3

Operating expenses:
Technology and development	2,855	21.0	2,308	24.0
Sales and marketing	6,347	46.6	6,293	65.6
General and administrative	6,836	50.2	4,998	52.1
Depreciation and amortization	439	3.2	1,801	18.8
Total operating expenses	16,477	121.0	15,400	160.4

Loss from continuing operations	(5,306)	(39.0)	(6,827)	(71.1)
Total interest and other (expense) income, net	980	7.2	714	7.4
Loss from continuing operations before provision for income taxes	(4,326)	(31.8)	(6,113)	(63.7)
Provision for income taxes	7	0.1	14	0.2
Loss from continuing operations, net of income taxes	(4,333)	(31.8)	(6,127)	(63.8)%
Total income from discontinued operations, net of income taxes	—	—	26	0.3
Net loss	$(4,333)	(31.8)%	$(6,101)	(63.6)%

Comparison for the Three Months Ended March 31, 2019

	Three Months Ended March 31,		Change Increase/ (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Revenue	$13,622	$9,601	$4,021	41.9%

Revenue
Our revenue during the three months ended March 31, 2019 increased to $13.6 million from $9.6 million for the same period in 2018, an increase of 41.9%. The year-over-year increase in our revenue was primarily driven by an increase revenue from CTV, which increased 169% year-over-year to $5.2 million.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$2,451	$1,028	$1,423	138.4%
Gross profit	11,171	8,573	2,598	30.3%
Gross margin	82.0%	89.3%
Our cost of revenue during the three months ended March 31, 2019, increased to $2.5 million from $1.0 million for the three months ended March 31, 2019. The increase in our cost of revenue is attributable to an increase in hosting fees corresponding with additional spend being transacted through our platform, as well as an increase in cost of inventory relating to transactions that we report on a gross basis.
Our gross profit during the three months ended March 31, 2019, increased by $2.6 million or 30.3%, compared to the prior year period. This reflects an increase in our revenue of $4.0 million, year-over-year, which was partially offset by a $1.4 million increase in our cost of revenue year-over-year.
Our gross margin decreased to 82.0% for the three months ended March 31, 2019, compared to 89.3% for the three ended March 31, 2018. The decrease in our gross margin was driven in part by a change in the relative contribution to revenue from transactions reported on a gross basis, as well as an increase in web hosting costs, which should normalize as the platform continues to scale.
Technology and Development Expense

	Three Months Ended March 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$2,855	$2,308	$547	23.7%
% of total revenue	21.0%	24.0%

The increase in technology and development expense during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily attributable to a $0.5 million increase in compensation expense.
Sales and Marketing Expense

	Three Months Ended March 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$6,347	$6,293	$54	0.9%
% of total revenue	46.6%	65.6%

Sales and marketing expense during the three months ended March 31, 2019, compared to the three months ended March 31, 2018 increased slightly due to an increase of $0.6 million in compensation expense, which was partially offset by a $0.5 million decrease in rent expense, as a result of such rent expense being reclassified to general and administrative expense as a result of the implementation of ASC 842 (Leases).

General and Administrative Expense

	Three Months Ended March 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$6,836	$4,998	$1,838	36.8%
% of total revenue	50.2%	52.1%

The increase in general and administrative expense during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily attributable to the adoption of ASC 842 (Leases), which resulted in $1.1 million in lease expense being recorded in general and administrative expenses, an increase of $0.4 million in professional fees and an increase $0.3 million in compensation expense.
Depreciation and Amortization Expense

	Three Months Ended March 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$439	$1,801	$(1,362)	(75.6)%
% of total revenue	3.2%	18.8%

The decrease in depreciation and amortization expense for the three month period ended March 31, 2019, compared to the three month period ended March 31, 2018 was primarily attributable to the accelerated deprecation taken on leasehold improvements and furniture and fixtures at our former corporate headquarters partially offset by the amortization of customer relationships from our acquisition of SlimCut.
Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Total interest and other (expense) income, net	$980	$714	$266	37.3%
% of total revenue	7.2%	7.4%

Interest and other income (expense), net during the three months ended March 31, 2019, compared to the three months ended March 31, 2018 increased by $0.3 million. The increase was primarily attributable to a $0.5 increase in sublease income, and a $0.4 million decrease in sublease expense as a result of the adoption of ASC 842 Leases, which requires sublease expense to be recorded in operating expenses, which was partially offset by a decrease of $0.6 million as a result of the loss of transitional services and other income.
Provision for income taxes

	Three Months Ended March 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$7	$14	$(7)	(50.0)%
% of total revenue	0.1%	0.2%

The provision for income taxes for the three month period ended March 31, 2019 and 2018 remained relatively flat.

Income from Discontinued Operations

	Three Months Ended March 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Total income (loss) from discontinued operations	$—	$26	$(26)	(100.0)%
% of total revenue	—%	0.3%
For the three months ended 2018 total income (loss) from discontinued operations consisted of working capital adjustments relating to our sale of the buyer platform in 2017.
Liquidity and Capital Resources
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	As of March 31,
	2019	2018
	(dollars in thousands)
Cash and cash equivalents	$34,963	72,585
Accounts receivable, net of allowance for doubtful accounts	88,861	46,933
Working capital	$38,386	$73,673
Our cash and cash equivalents at March 31, 2019 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Sources of Liquidity
Cash and Cash Equivalents
Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $35.0 million and $47.7 million as of March 31, 2019 and December 31, 2018, respectively.
Credit Facility
We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender. Pursuant to the credit facility we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable. Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly. We are charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly. The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit. The credit facility matures in January 2020. While we had no outstanding borrowings under the credit facility as of March 31, 2019 and December 31, 2018, our lender has issued standby letters of credit in favor of the landlords of our current and former headquarters and other office space totaling $3.6 million, which can be drawn down from amounts available under the credit facility.
The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates. We are also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and Adjusted

EBITDA for trailing periods which vary from three to twelve months, tested quarterly. Pursuant to an amendment to the credit facility, executed in November 2018 the Adjusted EBITDA covenant will only be tested if (i) the quick ratio falls below a certain threshold and (ii) unrestricted and unencumbered cash falls below $25.0 million. Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent. Subject to certain exceptions, we are also required to maintain all of our cash and cash equivalents at accounts with the lender. We were in compliance with all covenants as of March 31, 2019 and through the date of this filing.

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
Historical Cash Flows
The following table summarizes our historical cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(13,864)	$(3,798)
Investing activities	(123)	(256)
Financing activities	1,415	346

Operating Activities
Net cash used in operating activities is primarily influenced by the revenue our business generates, our costs of revenue, and amounts of cash we invest in personnel, infrastructure and other operating expenses to support our business. Net cash used in operating activities has been used to fund operations through changes in working capital, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expenses.
During the three months ended March 31, 2019, our net cash used by operating activities was $13.9 million and primarily consisted of a loss from continuing operations, net of income taxes of $4.3 million and a $12.3 million decrease in net cash resulting from changes in working capital which was partially offset by $2.8 million in adjustments for non-cash items. Adjustments for non-cash items consisted of $0.5 million in depreciation and amortization expense, $1.1 million in non-cash stock-based compensation expense, $1.0 million of amortization of operating lease right-of-use asset expense and $0.1 million of expense for loss on disposal of property, plant, and equipment . The decrease in cash resulting from changes working capital during the three months ended March 31, 2019 consisted of a $25.6 million decrease in accounts payable and accrued expense, a $1.2 million decrease in operating leases, and a $0.8 million decrease in other current liabilities, partially offset by a $15.3 million decrease in accounts receivable. The components of our net loss from continuing operations are described in greater detail above under “Results of Operations.”
During the three months ended March 31, 2018, our net cash used in operating activities was $3.8 million and consisted of a loss from continuing operations, net of income taxes of $6.1 million and, a $0.4 million decrease in net cash resulting from changes in working capital, which was partially offset by $2.7 million in adjustments for non-cash items. Adjustments for non-cash items consisted of $1.8 million in depreciation and amortization expense and $0.9 million in non-cash stock-based compensation expense. The decrease in cash resulting from changes in our working capital of $0.4 million during the three months ended March 31, 2018 consisted of $11.6 million decrease in accounts payable and accrued expense, a $1.0 million increase in prepaid expenses and other current assets, and a $0.9 million decrease in other changes in our working capital, partially offset by a $12.4 million decrease in accounts receivable and a $0.7 million increase in deferred rent and other current liabilities. The components of our net loss from continuing operations are described in greater detail above under "Results of Operations".
Investing Activities
For the three months ended March 31, 2019 our net cash used in investing activities of $0.1 million consisted of the purchase of property and equipment. For the three months ended March 31, 2018, our net cash used in investing activities of $0.3 million, consisted of the purchase of property and equipment.
Financing Activities
For the three months ended March 31, 2019, our net cash provided by financing activities was $2.9 million, which consisted of $3.2 million in proceeds received from the exercise of stock option awards, $0.3 million of proceeds in connection with shares purchased under our ESPP, partially offset by $0.5 million tax payments on behalf of employees related to net share settlements of restricted stock unit awards and 1.5 million in contingent consideration on acquisition.
For the three months ended March 31, 2018, our net cash used in financing activities was $0.3 million, which consisted of $1.0 million in proceeds received from the exercise of stock option, and $0.2 million of proceeds in connection with shares purchased under our ESPP, partially offset by $0.9 million in tax payments on behalf of employees related to net share settlements of restricted stock unit awards.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission on March 19, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk primarily related to changes in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into hedging arrangements to manage the risks described below.
Interest Rate Risk
We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2019 and sustained through the period ended March 31, 2019, would not have been material. We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes to our risk factors as compared to the risk factors described in our Annual Report on Form 10-K for the year end December 31, 2018, filed with the SEC on March 18, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)         Recent Sales of Unregistered Equity Securities
None
(b)         Use of Proceeds
None.
(c)  Issuer Purchases of Equity Securities
None
Item 3.  Defaults upon Senior Securities.
Not applicable.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
(a)                  List of Exhibits

Exhibit Number	Exhibit Description

10.1+*	Employment Offer Letter by and between the Company and Adam Lowy, dated October 19, 2018

10.2+*	Amended and Restated Employment Offer Letter by and between the Company and Rama Roberts, dated February 1, 2019

31.1+	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2+	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1++	Certification Pursuant of Principal Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification Pursuant of Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

TELARIA, INC.

By:	/s/ Mark Zagorski
Mark Zagorski
Chief Executive Officer

Date:	May 9, 2019

TELARIA, INC.

By:	/s/ John S. Rego
John S. Rego
Senior Vice President and Chief Financial Officer

Date:	May 9, 2019