Form 10-Q
period 2019-06-30
Telaria, Inc.
filed 2019-08-08
CIK 1375796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2019, there were 45,925,226 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TELARIA, INC
FORM 10-Q

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Telaria, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,164	$47,659
Accounts receivable net of allowance for doubtful accounts of $1,265 and $982 as of June 30, 2019 and December 31, 2018 respectively.	116,566	104,387
Prepaid expenses and other current assets	3,933	3,381
Total current assets	178,663	155,427
Long-term assets:
Operating lease right-of-use asset, net of amortization	25,152	—
Property and equipment net of accumulated depreciation of $3,168 and $2,696 as of June 30, 2019 and December 31, 2018, respectively	2,336	2,789
Intangible assets, net	3,949	4,379
Goodwill	9,448	9,478
Deferred tax assets	126	193
Other assets	2,128	2,440
Total long-term assets	43,139	19,279

Total assets	$221,802	$174,706

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$133,617	$109,991
Operating lease liability	5,017	—
Deferred rent	—	797
Contingent consideration on acquisition	—	1,500
Deferred income	459	69
Other current liabilities	116	817
Total current liabilities	139,209	113,174
Long-term liabilities:
Operating lease liability, net of current portion	26,255	—
Deferred rent, net of current portion	—	5,759
Deferred tax liabilities	1,145	1,153
Other non-current liabilities	203	225
Total liabilities	166,812	120,311
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of June 30, 2019 and December 31, 2018, 58,359,108 and 56,956,935 shares issued and 45,810,769 and 44,392,695 outstanding as of June 30, 2019 and December 31, 2018, respectively	4	4
Treasury stock, at cost: 12,564,240 shares as of June 30, 2019 and December 31, 2018	(31,980)	(31,980)
Additional paid-in capital	299,586	293,154
Accumulated other comprehensive loss	(969)	(949)
Accumulated deficit	(211,651)	(205,834)
Total stockholders’ equity	54,990	54,395
Total liabilities and stockholders’ equity	$221,802	$174,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	18,216	12,430	31,838	22,031
Cost of revenue	3,468	1,136	5,919	2,164
Gross profit	14,748	11,294	25,919	19,867

Operating expenses:
Technology and development	2,739	2,305	5,594	4,613
Sales and marketing	6,756	6,646	13,103	12,938
General and administrative	7,528	5,365	14,365	10,363
Restructuring costs	—	117	—	117
Depreciation and amortization	370	874	809	2,675
Total operating expenses	17,393	15,307	33,871	30,706

Loss from continuing operations	(2,645)	(4,013)	(7,952)	(10,839)

Interest and other income (expense), net:
Interest income (expense)	2	(45)	(1)	(48)
Other income, net	1,203	1,127	2,187	1,844
Total interest income (expense) and other income, net	1,205	1,082	2,186	1,796

Loss from continuing operations before income taxes	(1,440)	(2,931)	(5,766)	(9,043)

Provision for income taxes	44	29	51	43

Loss from continuing operations, net of income taxes	(1,484)	(2,960)	(5,817)	(9,086)

Loss on sale of discontinued operations, net of income taxes	—	(161)	—	(136)

Net loss	$(1,484)	$(3,121)	$(5,817)	$(9,222)

Net loss per share — basic and diluted:
Loss from continuing operations, net of income taxes	$(0.03)	$(0.06)	$(0.13)	$(0.18)
Loss from discontinued operations, net of income taxes	—	—	—	—
Net loss	$(0.03)	$(0.06)	$(0.13)	$(0.18)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	45,702,810	52,241,605	45,283,647	52,035,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,484)	$(3,121)	$(5,817)	$(9,222)
Other comprehensive loss:
Foreign currency translation adjustments	$212	$(202)	$(20)	$(272)
Comprehensive loss	$(1,272)	$(3,323)	$(5,837)	$(9,494)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Total
	Share	Capital	Share	Capital	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2018	56,956,935	$4	(12,564,240)	$(31,980)	$293,154	$(949)	$(205,834)	$54,395
Exercise of stock options awards	825,349	—	—	—	3,181	—	—	3,181
Stock-based compensation expense	—	—	—	—	1,083	—	—	1,083
Common stock issued for settlement of restricted stock units net of 164,580 shares withheld to satisfy income tax withholding obligations	280,808	—	—	—	(536)	—	—	(536)
Common stock issuance in connection with employee stock purchase plan	87,671	—	—	—	270	—	—	270
Net loss	—	—	—	—	—	—	(4,333)	(4,333)
Foreign currency translation adjustment	—	—	—	—	—	(232)	—	(232)
Balance as of March 31, 2019	58,150,763	$4	(12,564,240)	$(31,980)	$297,152	$(1,181)	$(210,167)	$53,828
Exercise of stock options awards	149,478	—	—	—	611	—	—	611
Stock-based compensation expense	—	—	—	—	2,020	—	—	2,020
Common stock issued for settlement of restricted stock units net of 26,801 shares withheld to satisfy income tax withholding obligations	58,867	—	—	—	(197)	—	—	(197)
Net loss	—	—	—	—	—	—	(1,484)	(1,484)
Foreign currency translation adjustment	—	—	—	—	—	212	—	212
Balance as of June 30, 2019	58,359,108	$4	(12,564,240)	$(31,980)	$299,586	$(969)	$(211,651)	$54,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Total
	Share	Capital	Share	Capital	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2017	55,136,038	$5	(3,845,496)	$(8,443)	$288,277	$(232)	$(196,468)	$83,139
Exercise of stock options awards	314,711	1	—	—	1,018	—	—	1,019
Stock-based compensation expense	—	—	—	—	856	—	—	856
Common stock issued for settlement of restricted stock units net of 222,202 shares withheld to satisfy income tax withholding obligations	433,317	—	—	—	(912)	—	—	(912)
Common stock issuance in connection with employee stock purchase plan	84,415	—	—	—	240	—	—	240
Net loss	—	—	—	—	—	—	(6,101)	(6,101)
Foreign currency translation adjustment	—	—	—	—	—	(70)	—	(70)
Balance as of March 31, 2018	55,968,481	$6	(3,845,496)	$(8,443)	$289,479	$(302)	$(202,569)	$78,171
Exercise of stock options awards	84,535	—	—	—	160	—	—	160
Stock-based compensation expense	—	—	—	—	980	—	—	980
Common stock issued for settlement of restricted stock units net of 24,255 shares withheld to satisfy income tax withholding obligations	206,248	—	—	—	(103)	—	—	(103)
Net loss	—	—	—	—	—	—	(3,121)	(3,121)
Foreign currency translation adjustment	—	—	—	—	—	(202)	—	(202)
Balance as of June 30, 2018	56,259,264	$6	(3,845,496)	$(8,443)	$290,516	$(504)	$(205,690)	$75,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss from continuing operations	$(5,817)	$(9,086)
Total loss from discontinued operations	—	(136)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	809	2,675
Bad debt expense	108	163
Amortization of operating lease right-of-use asset	1,971	—
Loss on disposal of property and equipment	128	21
Stock-based compensation expense	3,104	1,836
Deferred tax benefit	67	—
Net changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,491)	709
Increase in prepaid expenses, other current assets	(294)	(776)
Increase in accounts payable and accrued expenses	23,859	615
(Decrease) increase in other current liabilities	(755)	243
Decrease in operating lease liability	(2,342)	—
Increase in deferred rent and security deposits payable	7	760
Increase (decrease) in deferred income	393	(657)
Decrease in other liabilities	(22)	(639)
Net cash provided by (used in) operating activities	8,725	(4,272)

Cash flows from investing activities:
Purchase of property and equipment	(183)	(2,505)
Acquisition, net of cash received	—	(4,856)
Net cash used in investing activities	(183)	(7,361)

Cash flows from financing activities:
Contingent consideration on acquisition	(1,500)	—
Proceeds from the exercise of stock options awards	3,792	1,178
Proceeds from issuance of common stock under employee stock purchase plan	271	239
Tax withholdings related to net share settlements of restricted stock unit awards (RSUs)	(734)	(1,014)
Net cash provided by financing activities	1,829	403

Net increase (decrease) in cash and cash equivalents	10,371	(11,230)

Effect of exchange rate changes in cash and cash equivalents	134	(140)

Cash, cash equivalents at beginning of period	47,659	76,320
Cash, cash equivalents at end of period	$58,164	$64,950

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$36	$53
Supplemental disclosure of non-cash investing and financing activities:
Contingent consideration related to acquisition	$—	$1,443
Deferred tax liability related to acquisition	$—	$1,092
Cash holdback related to acquisition	$—	$452

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

On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut Media SAS ("SlimCut"), a video technology solutions company serving premium publishers in Canada and France, pursuant to a stock purchase agreement.
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
Accounts Receivable
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
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
2.  Summary of Significant Accounting Policies (Continued)

Revenue Recognition
The Company primarily generates revenue on a transactional basis where it is paid by a publisher each time an advertising impression is monetized on its platform based on a simple and transparent fee structure that the Company establishes with its publisher partners. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company is acting as the principal or an agent, the Company followed the accounting guidance for principal-agent considerations. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative. For substantially all publisher transactions on the Company's platform, the Company reports revenue on a net basis as the Company determined that it acts as an agent for publishers and is the primary obligor in such transactions, given that: (1) another party is primarily responsible for fulfilling the contract and the Company does not have discretion in establishing prices and (2) the Company does not generally take on inventory risk. However, for certain transactions, the Company reports revenue on a gross basis, based primarily on its determination that the Company acts as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions.

Credit Facility

The Company is party to a loan and security agreement, or credit facility, with Silicon Valley Bank, as lender. Pursuant to the credit facility, the Company can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80% of eligible accounts receivable. Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly. The Company is charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly. The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit. The credit facility matures in January 2020. While the Company had no outstanding borrowings under the credit facility as of June 30, 2019 and December 31, 2018, the lender has issued standby letters of credit in favor of the landlords of our current and former headquarters and other office space totaling $3.6 million, which can be drawn down from amounts available under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict the Company's ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of its capital stock, make investments or engage in transactions with our affiliates. The Company is also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months, tested quarterly. Pursuant to an amendment to the credit facility, executed in November 2018, the Adjusted EBITDA covenant will only be tested if (i) the quick ratio falls below a certain threshold and (ii) unrestricted and unencumbered cash falls below $25.0 million. The Company's obligations under the credit facility are secured by substantially all of its assets other than its intellectual property, although the Company has agreed not to encumber any of its intellectual property without the lender’s prior written consent. Subject to certain exceptions, the Company is also required to maintain all of its cash and cash equivalents at accounts with the lender. The Company was in compliance with all covenants as of June 30, 2019 and through the date of this filing.
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
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
2.  Summary of Significant Accounting Policies (Continued)

During the three and six months ended June 30, 2019, there were zero publishers that accounted for more than 10% of revenue. At June 30, 2019, the top three Demand Side Platforms (DSPs), accounted for approximately 56% of accounts receivable in the aggregate.

Legal Contingencies

The Company is occasionally involved with various claims and litigation during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of June 30, 2019 and December 31, 2018, no reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Stock-Based Compensation

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

The Company recognizes compensation expenses for the value of its stock-based payment awards, using the straight-line method, over the requisite service period of each of the awards, net of actual forfeitures.In the event of modification of the conditions on which stock-based payment awards were granted, an additional expense is recognized for any modification that increases the total fair value of the stock-based payment arrangement or is otherwise beneficial to the employee, other service provider or non-employee at the modification date. During the three months ended June 30, 2019, the Company modified certain stock awards, resulting in the recognition of stock-based compensation of $383 during the period.
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

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

3.  Acquisitions

On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut, a video technology solutions company on serving premium publishers in Canada and France, pursuant to a stock purchase agreement between the Company and the sellers identified therein. As consideration for the acquisition, the Company made an initial payment to the sellers of $5,458, subject to certain adjustments set forth in the purchase agreement, and was required to make a second payment of $500, subject to adjustment or holdback, on March 31, 2019 (the “Holdback Amount”). In addition, the sellers were eligible to receive future cash payments up to $1,500 based on achieving certain financial milestones of SlimCut during fiscal year 2018.

The fair value of the contingent consideration as of June 8, 2018 was $1,443 and was included in the purchase price of SlimCut. The Company re-measured the estimated fair value of the contingent consideration at June 30, 2018 and September 30, 2018 with no material changes noted. As of December 31, 2018, the financial milestones were achieved and the fair value of the contingent consideration was adjusted to $1,500, which resulted in $57 in mark-to-market expense at year-end. During the first quarter ended March 31, 2019, the contingent consideration on the acquisition was paid in full. In addition, during the first quarter ended March 31, 2019, the Company released the Holdback Amount in the amount of $472.
4. Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The three-tiers are defined as follows:

•	Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$21,977	$—	$—	$21,977	$28,672	$—	$—	$28,672
Total assets	$21,977	$—	$—	$21,977	$28,672	$—	$—	$28,672
Liabilities:
Contingent consideration on acquisition liability(2)	$—	$—	$—	$—	$—	$—	$1,500	$1,500
Total liabilities	$—	$—	$—	$—	$—	$—	$1,500	$1,500

(1)
Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates its fair value. Amounts above do not include $36,187 and $18,987 of operating cash balances as of June 30, 2019 and December 31, 2018, respectively.

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
Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

2019

Beginning Balance at January 1, 2019	$1,500
Contingent consideration paid (SlimCut Acquisition)	(1,500)
Balance as of June 30, 2019	$—

5. Goodwill and Intangible Assets
Goodwill includes the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with the acquisition of SlimCut (see Note 3 – Acquisitions) as well as the acquisition of TVN that occurred in 2015. Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”), requires the Company to assess goodwill for impairment annually or more frequently if a triggering event occurs. The Company operates as one operating and reporting segment and, therefore, the Company assesses goodwill for impairment annually as one singular reporting unit. The Company has the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more-likely-than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed.
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
The Company did not identify any impairment of its goodwill as of June 30, 2019 and December 31, 2018, and therefore, for the three and six months ended June 30, 2019 and for the year-ended December 31, 2018, no impairment losses related to goodwill were recorded.
The change in the carrying amount of goodwill as of June 30, 2019 is as follows:

2019

Beginning balance as of January 1, 2019	$9,478
Foreign exchange impact	(30)
Ending Balance as of June 30, 2019	$9,448

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

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

5. Goodwill and Intangible Assets, Net (Continued)

The Company did not identify any impairment of intangible assets as of June 30, 2019 and December 31, 2018, and therefore, for the three and six months ended June 30, 2019 and for the year-ended December 31, 2018, no impairment losses related to intangible assets were recorded.
Information regarding the Company’s acquisition-related intangible assets, net is as follows:

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$4,768	$(1,581)	$3,187
Technology	967	(205)	762
Total acquisition-related intangible assets, net	$5,735	$(1,786)	$3,949

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$4,797	$(1,283)	$3,514
Technology	973	(108)	865
Total acquisition-related intangible assets, net	$5,770	$(1,391)	$4,379

Amortization expense for the three and six months ended June 30, 2019 was $199 and $400, respectively. For the three and six months ended June 30, 2018 amortization expense was $119 and $211 respectively. Amortization of customer relationships is recorded in operating expense on the consolidated statements of income. Amortization expense of technology is recorded as amortization expense in cost of sales.
The estimated future amortization expense for intangibles subject to amortization for the next five years and thereafter is as follows:

2019 (six months remaining)	401
2020	801
2021	665
2022	474
2023	365
2024 and thereafter	1,243
6. Accounts Payable and Accrued Expenses
The Company records accounts payable and accrued expenses at cost when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
Trade accounts payable	$118,192	$95,028
Accrued compensation, benefits and payroll taxes	4,504	5,468
Accrued cost of revenue	7,667	7,127
Other payables and accrued expenses	3,254	2,368
Total accounts payable and accrued expenses	$133,617	$109,991

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

7.  Changes in Accumulated Other Comprehensive Loss
The following tables provide the components of accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
Balance at beginning of the period	$(1,181)	$(302)	(949)	$(232)
Other comprehensive income (loss)(1)	212	(202)	(20)	(272)
Balance as of June 30, 2019	$(969)	$(504)	(969)	$(504)

(1)
For the three and six months ended June 30, 2019 and 2018, there were no foreign currency translation adjustments reclassified from accumulated other comprehensive income (loss) to the Company's Consolidated Statement of Operations.

8.  Net Loss Per Share of Common Stock

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Loss from continuing operations, net of income taxes	$(1,484)	$(2,960)	$(5,817)	$(9,086)
Total gain from discontinued operations, net of income taxes	—	(161)	—	(136)
Net loss	$(1,484)	$(3,121)	$(5,817)	$(9,222)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	45,702,810	52,241,605	45,283,647	52,035,788

Basic and diluted loss per share:
Net loss from continuing operations	(0.03)	(0.06)	(0.13)	(0.18)
Net loss	$(0.03)	$(0.06)	$(0.13)	$(0.18)
The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss from continuing operations per share because the effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock option awards	6,024,379	2,482,505	6,024,379	2,482,505
Restricted stock unit awards	2,659,591	6,988,152	2,659,591	6,988,152
Total anti-dilutive securities	8,683,970	9,470,657	8,683,970	9,470,657

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
9. ASU 842 - Leases

Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases. Beginning on January 1, 2019, the Company's condensed consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical policies. The modified retrospective transition method required the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to the Company's accumulated deficit as of our adoption date. There was no cumulative effect adjustment to the Company's accumulated deficit as a result of initially applying the guidance. As a result of adopting Topic 842, the Company recognized additional operating lease assets of $26,449 and operating lease liabilities of $32,932 as of January 1, 2019. The discount rate used to calculate that adjustment was the Company's incremental borrowing rate as of the adoption date, January 1, 2019.

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

The Company recognizes a right-of-use asset and lease liability for all of its leases at the commencement of the lease. Lease liabilities are measured based on the present value of the minimum lease payments discounted by a rate determined as of the date of commencement. Right-of-use assets are measured based on the lease liability adjusted for any initial direct costs, prepaid rent, lease incentives and restructuring. The following summarizes right-of-use assets as of June 30, 2019 (in thousands):

June 30, 2019
Total operating lease right-of-use asset, gross	$27,123
Less: accumulated amortization	(1,971)
Operating lease right-of-use asset, net	$25,152

Significant Assumptions and Judgments

Significant judgment is required when determining whether a contract is or contains a lease. The Company reviews contracts to determine whether the language conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

As discussed above, the present value of minimum lease payments is used in determining the value of the Company's operating and finance leases. The discount rate used to calculate the present value for lease payments is the Company's incremental borrowing rate, which is determined based on information available at lease commencement and is equal to the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate used for our lease obligations as of June 30, 2019 and January 1, 2019 ranged from 4.08% to 7.36%. As of June 30, 2019, the weighted-average remaining lease term for our operating leases was 6.78 years. As of June 30, 2019, the weighted-average discount rate for our operating leases was 6.81%.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

9. ASU 842 - Leases (Continued)

The following table summarizes the Company's lease cost and sublease income for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019	Six months ended June 30, 2019

Operating lease cost	$1,518	$3,031
Variable lease cost	190	339
Short-term lease cost	95	85
Sublease income, gross	(1,080)	(2,108)
Total lease cost	$723	$1,347

As of June 30, 2019, the future payments under the Company's operating leases for each of the next five years and thereafter are as follows:

Total

Remaining in 2019	$3,418
2020	6,935
2021	5,780
2022	5,082
2023 and thereafter	18,289
Total minimum lease payments	$39,504
Less: imputed interest	(8,232)
Present value of minimum lease payments	$31,272
Less: current portion of operating lease obligations	(5,017)
Total long-term lease obligations	$26,255
For the six months ending June 30, 2019, cash paid for amounts included in the measurement of lease liabilities and included in operating cash flows from operating leases was $1,705.

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
We provide our platform internationally in Europe, Canada, Latin America, and the Asia Pacific region. During the second quarter of 2018, we further expanded our international presence through the acquisition of SlimCut Media SAS ("SlimCut"), a global video technology solutions company serving premium publishers in Canada and France. Refer to Note 3 - Acquisition, in the notes to the condensed consolidated financial statements.
For the quarter ended June 30, 2019, our revenue from continuing operations increased to $18.2 million, compared to $12.4 million for the quarter ended June 30, 2018, an increase of 46.5%.  Our loss from continuing operations, net of income taxes improved from a loss of $3.0 million for the quarter ended June 30, 2018 to a loss of $1.5 million for the quarter ended June 30, 2019, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) improved from a loss of $1.1 million to a gain of $1.0 million for the same respective periods.

For the six months ended June 30, 2019, our revenue from continuing operations increased to $31.8 million, compared to $22.0 million for the six months ended June 30, 2018, an increase of 44.5%  Our loss from continuing operations, net of income taxes improved from a loss of $9.1 million for the six months ended June 30, 2018 to a loss of $5.8 million for the six months ended June 30, 2019, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) improved from a loss of $4.4 million to a loss of $1.4 million for the same respective periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands) (unaudited)
Revenue	$18,216	$12,430	$31,838	$22,031
Loss from continuing operations, net of income taxes	$(1,484)	$(2,960)	$(5,817)	$(9,086)
Adjusted EBITDA	$1,014	$(1,074)	$(1,406)	$(4,397)

Adjusted EBITDA
Adjusted EBITDA represents our loss from continuing operations, net of income taxes, before depreciation and amortization expense, total interest and other income (expense), net and provision for income taxes, and as adjusted to eliminate the impact of non-cash stock-based compensation expense, expenses for prior corporate facilities required to be recorded as operating expenses as a result of the adoption of certain accounting standards, acquisition related costs, restructuring costs, executive severance, retention and recruiting costs, expenses for transitional services and other adjustments. Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses we do not consider to be indicative of our core operating performance in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.

Adjusted EBITDA is a non-GAAP financial measure. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (d) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (e) Adjusted EBITDA does not reflect costs related to prior corporate facilities, acquisition related costs, restructuring costs, executive severance, retention and recruiting costs, expenses for transitional services and other adjustments that may represent a reduction in cash available to us; and (f) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.  Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results.

The following table presents a reconciliation of adjusted EBITDA to loss from continuing operations, net of income taxes, the most directly comparable U.S. GAAP measure, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands) (unaudited)
Loss from continuing operations, net of income taxes	$(1,484)	$(2,960)	$(5,817)	(9,086)
Adjustments:
Depreciation and amortization expense	418	874	905	2,675
Total interest and other income (expenses), net(1)	(1,205)	(1,082)	(2,186)	(1,796)
Provision for income taxes	44	29	51	43
Stock-based compensation expense	2,020	980	3,103	1,836
Expenses for prior corporate facilities (2)	1,033	—	2,065	—
Acquisition-related costs	—	329	—	329
Restructuring costs	—	117	—	117
Executive severance, retention and recruiting costs	188	80	473	223
Expenses for transitional services(3)	—	308	—	697
Other adjustments(4)	—	251	—	565
Total net adjustments	2,498	1,886	4,411	4,689
Adjusted EBITDA	$1,014	$(1,074)	$(1,406)	$(4,397)

(1)
Reflects sublease income for our former office facilities. In addition, includes income received from the transfer of rights in the name "Tremor Video" for the three and six months ended June 30, 2018.

(2) For the three and six months ended June 30, 2019, reflects lease costs for prior corporate facilities, previously recorded in interest and other income (expenses), which are now required to be recorded in operating expenses as a result of the adoption of ASC 842. Refer to note 9 - ASC 842 (Leases) for more information.

(3)	Reflects costs incurred providing transitional services following the sale of our buyer platform.

(4)	For the three and six months ended June 30, 2018, reflects rent expense for our current corporate headquarters, which was then unoccupied.
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

Gross margin is our gross profit expressed as a percentage of our total revenue. Our gross margin is impacted by the relative contribution to our revenue from transactions that we record on a gross basis, which are typically recognized at a lower gross margin due to the fact that the cost of revenue for such transactions includes the cost of advertising inventory. In June 2018, we acquired the business of SlimCut, which included certain revenue streams that are recorded on a gross basis. Prior to the acquisition, we recorded 100% of our revenue on a net basis. Accordingly, following the acquisition, the relative contribution to revenue from transactions booked on a gross basis increased compared to prior periods resulting in a negative impact on our gross margin.

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
Interest and Other Income (Expense), Net
Interest and other income (expense), net consist primarily of interest income, interest expense, patent expense, sublease income and foreign exchange transaction gains and losses. Sublease expense is included in the comparative period only. In the current year sublease expense is included in operating expense in accordance with ASC 842 (Leases). Interest income is derived from interest received on our cash and cash equivalents.  Interest expense is primarily attributable to interest paid on taxes and fees to local jurisdictions   Sublease income and expense is attributable to subleases on our former corporate headquarters. As of June 30, 2019 and December 31, 2018, we did not have any outstanding borrowings under our credit facility.
Provision for Income Taxes

Provision for income taxes consists of minimum U.S. state and local taxes, income taxes in foreign jurisdictions in which we conduct business.

Income from Discontinued Operation

For the year ended December 31, 2018, loss from discontinued operations consisted of working capital adjustments related to the sale of the Company’s divested buyer platform.

The following table is a summary of our consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$18,216	100.0%	$12,430	100.0%	$31,838	100.0%	$22,031	100.0%
Cost of revenue	3,468	19.0	1,136	9.1	5,919	18.6	2,164	9.8
Gross profit	14,748	81.0	11,294	90.9	25,919	81.4	19,867	90.2

Operating expenses:
Technology and development	2,739	15.0	2,305	18.5	5,594	17.6	4,613	20.9
Sales and marketing	6,756	37.1	6,646	53.5	13,103	41.2	12,938	58.7
General and administrative	7,528	41.3	5,365	43.2	14,365	45.1	10,363	47.0
Restructuring costs	—	—	117	0.9	—	—	117	0.5
Depreciation and amortization	370	2.0	874	7.0	809	2.5	2,675	12.1
Total operating expenses	17,393	95.5	15,307	123.2	33,871	106.4	30,706	139.4%

Loss from continuing operations	(2,645)	(14.5)	(4,013)	(32.3)	(7,952)	(25.0)	(10,839)	(49.2)
Total interest and other (expense) income, net	1,205	6.6	1,082	8.7	2,186	6.9	1,796	8.2
Loss from continuing operations before provision for income taxes	(1,440)	(7.9)	(2,931)	(23.6)	(5,766)	(18.1)	(9,043)	(41.0)
Provision for income taxes	44	0.2	29	0.2	51	0.2	43	0.2
Loss from continuing operations, net of income taxes	(1,484)	(8.2)	(2,960)	(23.8)%	(5,817)	(18.3)%	(9,086)	(41.2)%
Total income from discontinued operations, net of income taxes	—	—	(161)	(1.3)	—	—	(136)	(0.6)
Net loss	$(1,484)	(8.2)%	$(3,121)	(25.1)%	$(5,817)	(18.3)%	$(9,222)	(41.9)%

Comparison for the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Change Increase/ (Decrease)		Six Months Ended June 30,		Change Increase/ (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Revenue	$18,216	$12,430	$5,786	46.5%	$31,838	$22,031	$9,807	44.5%

Revenue
Our revenue during the three months ended June 30, 2019 increased to $18.2 million from $12.4 million for the same period in 2018, an increase of 46.5%. The year-over-year increase in our revenue was primarily driven by growth in revenue from CTV, which increased from $3.0 million to $7.1 million, as well as from growth in our desktop and mobile business, which benefited from incremental revenue attributable to our acquisition of SlimCut in June 2018.
Our revenue during the six months ended June 30, 2019, increased to $31.8 million from $22.0 million for the same period in 2018, an increase of 44.5%. The year-over-year increase in our revenue was primarily driven by growth in revenue from CTV, which increased from $5.0 million to $12.3 million.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$3,468	$1,136	$2,332	205.3%	$5,919	$2,164	$3,755	173.5%
Gross profit	14,748	11,294	3,454	30.6%	25,919	19,867	6,052	30.5%
Gross margin	81.0%	90.9%			81.4%	90.2%
Our cost of revenue during the three months ended June 30, 2019, increased to $3.5 million from $1.1 million for the three months ended June 30, 2018. The increase in our cost of revenue primarily reflects an increase in hosting fees corresponding with additional spend being transacted through our platform, as well as an increase in cost of inventory relating to transactions that we report on a gross basis.
Our gross profit during the three months ended June 30, 2019, increased by $3.5 million or 30.6%, compared to the prior year period. This reflects an increase in our revenue of $5.8 million, year-over-year, which was partially offset by a $2.3 million increase in our cost of revenue year-over-year.
Our gross margin decreased to 81.0% for the three months ended June 30, 2019, compared to 90.9% for the three ended June 30, 2018. The decrease in our gross margin was driven primarily by a change in the relative contribution to revenue from transactions reported on a gross basis, specifically certain business lines that we acquired in connection with our acquisition of SlimCut in June 2018, as well as an increase in web hosting costs.
Our cost of revenue during the six months ended June 30, 2019, increased to $5.9 million from $2.2 million for the six months ended June 30, 2018. The increase in our cost of revenue primarily reflects an increase in hosting fees corresponding with additional spend being transacted through our platform, as well as an increase in cost of inventory relating to transactions that we report on a gross basis.
Our gross profit during the six months ended June 30, 2019, increased by $6.1 million or 30.5%, compared to the prior year period. This reflects an increase in revenue of $9.8 million, year-over-year, which was partially offset by a $3.8 million increase in our cost of revenue year-over-year.
Gross margin decreased to 81.4% for the six months ended June 30, 2019, compared to 90.2%, for the six months ended June 30, 2019. The decrease in our gross margin was driven primarily by a change in the relative contribution to revenue from transactions reported on a gross basis, specifically certain business lines that we acquired in connection with our acquisition of SlimCut in June 2018, as well as an increase in web hosting costs.

Technology and Development Expense

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$2,739	$2,305	$434	18.8%	$5,594	$4,613	$981	21.3%
% of total revenue	15.0%	18.5%			17.6%	20.9%

The increase in technology and development expense during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was primarily attributable to an increase in compensation expense as a result of head-count growth, including additional personnel that was acquired in connection our acquisition of SlimCut.
Sales and Marketing Expense

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$6,756	$6,646	$110	1.7%	$13,103	$12,938	$165	1.3%
% of total revenue	37.1%	53.5%			41.2%	58.7%

Sales and marketing expense remained relatively flat during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, reflecting an increase of $0.7 million in compensation expense, which was partially offset by a $0.5 million decrease in rent expense, as a result of such rent expense being reclassified to general and administrative expense as a result of the implementation of ASC 842 (Leases).
Sales and marketing expense remained relatively flat during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, reflecting an increase of $1.2 million in compensation expense, which was partially offset by a $0.9 million decrease in rent expense, as a result of such rent expense being reclassified to general and administrative expense as a result of the implementation of ASC 842 (Leases).
General and Administrative Expense

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$7,528	$5,365	$2,163	40.3%	$14,365	$10,363	$4,002	38.6%
% of total revenue	41.3%	43.2%			45.1%	47.0%

The increase in general and administrative expense during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, was primarily attributable to the adoption of ASC 842 (Leases), which resulted in $1.5 million in additional lease expense being recorded in general and administrative expenses, an increase of $0.3 million in professional fees and an increase of $0.2 million in compensation expense.

The increase in general and administrative expense during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, was primarily attributable to the adoption of ASC 842 (Leases), which resulted in $2.9 million in additional lease expense being recorded in general and administrative expenses, an increase of $0.7 million in professional fees, and an increase of $0.3 million in compensation expense.

Restructuring Costs

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Restructuring costs	$—	$117	$(117)	(100.0)%	$—	$117	$(117)	(100.0)%
% of total revenue	—%	0.9%			—%	0.5%
During the three and six months ended June 30, 2018, we incurred certain restructuring costs due to the relocation of our Santa Monica office. We did not incur any restructuring costs during the three and six months ended June 30, 2019.
Depreciation and Amortization Expense

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$370	$874	$(504)	(57.7)%	809	$2,675	$(1,866)	(69.8)%
% of total revenue	2.0%	7.0%			2.5%	12.1%

The decrease in depreciation and amortization expense for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018 was primarily attributable to the accelerated deprecation taken on leasehold improvements and furniture and fixtures at our former corporate headquarters in 2018.
Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Total interest and other (expense) income, net	$1,205	$1,082	$123	11.4%	$2,186	$1,796	$390	21.7%
% of total revenue	6.6%	8.7%			6.9%	8.2%

Interest and other income (expense), net during the three months ended June 30, 2019, compared to the three months ended June 30, 2018 increased by $0.1 million. The increase was primarily attributable to an increase of $0.6 million in sublease income, which was partially offset by an increase of $0.5 million in sublease expense as a result of the adoption of ASC 842 Leases, which requires sublease expense to be recorded in operating expenses.
Interest and other income (expense), net during the six months ended June 30, 2019, compared to the six months ended June 30, 2018 increased by $0.4 million. The increase was primarily attributable to an increase of $1.0 million in sublease income, which was partially offset by an increase of $0.7 million in sublease expense as a result of the adoption of ASC 842 Leases, which requires sublease expense to be recorded in operating expenses.

Provision for income taxes

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$44	$29	$15	51.7%	$51	$43	$8	18.6%
% of total revenue	0.2%	0.2%			0.2%	0.2%

The provision for income taxes for the three and six months ended June 30, 2019, remained relatively flat compared to the three and six months ended June 30, 2018.
Loss from Discontinued Operations

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Loss from discontinued operations	$—	$(161)	$161	(100.0)%	$—	$(136)	$136	(100.0)%
% of total revenue	—%	(1.3)%			—%	(0.6)%
For the three and six months ended June 30, 2018, total loss from discontinued operations consisted of working capital adjustments relating to our sale of the buyer platform in 2017.
Liquidity and Capital Resources
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts and working capital for the periods indicated:

	June 30,
	2019	2018
	(dollars in thousands)
Cash and cash equivalents	$58,164	$64,950
Accounts receivable, net of allowance for doubtful accounts	116,566	60,021
Working capital	$39,454	$64,281
Our cash and cash equivalents at June 30, 2019 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Sources of Liquidity
Cash and Cash Equivalents
Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $58.2 million and $47.7 million as of June 30, 2019 and December 31, 2018, respectively.

Credit Facility
We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender. Pursuant to the credit facility we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable. Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly. We are charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly. The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit. The credit facility matures in January 2020. While we had no outstanding borrowings under the credit facility as of June 30, 2019 and December 31, 2018, our lender has issued standby letters of credit in favor of the landlords of our current and former headquarters and other office space totaling $3.6 million, which can be drawn down from amounts available under the credit facility.
The credit facility contains customary conditions to borrowings and events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock and make investments or engage in transactions with our affiliates. We are also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months, tested quarterly. Pursuant to an amendment to the credit facility, executed in November 2018 the Adjusted EBITDA covenant will only be tested if (i) the quick ratio falls below a certain threshold and (ii) unrestricted and unencumbered cash falls below $25.0 million. Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent. Subject to certain exceptions, we are also required to maintain all of our cash and cash equivalents at accounts with the lender. We were in compliance with all covenants as of June 30, 2019 and through the date of this filing.

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
Historical Cash Flows
The following table summarizes our historical cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$8,725	$(4,272)
Investing activities	(183)	(7,361)
Financing activities	1,829	403

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
During the six months ended June 30, 2019, our net cash used by operating activities was $8.7 million and primarily consisted of a loss from continuing operations, net of income taxes of $5.8 million, which was more than offset by a $8.4 million increase in net cash resulting from changes in working capital, and $6.2 million in adjustments for non-cash items. The components of our net loss from continuing operations are described in greater detail above under "Results of Operations." Adjustments for non-cash items consisted of $0.8 million in depreciation and amortization expense, $3.1 million in non-cash stock-based compensation expense, $2.0 million of amortization of operating lease right-of-use asset expense, $0.1 million in bad debt expense and $0.1 million of expense for loss on disposal of property, plant, and equipment. The increase in cash resulting from changes in working capital during the six months ended June 30, 2019 consisted of a $23.9 million increase in accounts payable and accrued expense, which was partially offset by a $2.3 million decrease in operating leases, a $0.8 million decrease in other current liabilities, and a $12.5 million increase in accounts receivable.
During the six months ended June 30, 2018, our net cash used in operating activities was $4.3 million and primarily consisted of a loss from continuing operations, net of income taxes of $9.1 million, partially offset by a $0.3 million increase in net cash resulting from changes in operating assets and liabilities and $4.7 million in adjustments for non-cash items. The components of our net loss from continuing operations are described in greater detail above under "Results of Operations." Adjustments for non-cash items consisted of $2.7 million in depreciation and amortization expense, $1.8 million in non-cash stock-based compensation expense and bad debt expense of $0.2 million. The increase in cash resulting from changes in our operating assets and liabilities of $0.3 million during the six months ended June 30, 2018 consisted of $0.6 million increase in accounts payable and accrued expense, a $0.7 million decrease in accounts receivable, a $0.8 million increase in deferred rent and security deposits payable, and a $0.3 million increase in other current liabilities, which was partially offset by. $0.8 million increase in prepaid expenses and other current assets, and a $0.7 million decrease in deferred income and a $0.6 million decrease in other liabilities.
Investing Activities
For the six months ended June 30, 2019 our net cash used in investing activities of $0.2 million consisted of the purchase of property and equipment. For the six months ended June 30, 2018, our net cash used in investing activities of $7.4 million, consisted of the acquisition of SlimCut for initial cash payment of $4.9 million and the purchase of property and equipment of $2.5 million.
Financing Activities
For the six months ended June 30, 2019, our net cash provided by financing activities was $1.8 million, which consisted of $3.8 million in proceeds received from the exercise of stock option awards, and $0.3 million of proceeds in connection with shares purchased under our ESPP, which was partially offset by $0.7 million in tax payments on behalf of employees related to net share settlements of restricted stock unit awards and $1.5 million in cash payments for contingent consideration relating to our acquisition of SlimCut.
For the six months ended June 30, 2018, our net cash provided by financing activities was $0.4 million, which consisted of $1.2 million in proceeds received from the exercise of stock option, and $0.2 million of proceeds in connection with shares purchased under our ESPP, which was partially offset by $1.0 million in tax payments on behalf of employees related to net share settlements of restricted stock unit awards.
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
Interest Rate Risk
We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2019 and sustained through the period ended June 30, 2019, would not have been material. We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
We acquired SlimCut Media SAS in June 2018. We completed our review of the internal control structure of SlimCut Media and made appropriate changes to incorporate our controls and procedures into the acquired operations. SlimCut will be included in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.
Except as described in the preceding paragraph, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

TELARIA, INC.

By:	/s/ Mark Zagorski
Mark Zagorski
Chief Executive Officer

Date:	August 8, 2019

TELARIA, INC.

By:	/s/ John S. Rego
John S. Rego
Senior Vice President and Chief Financial Officer

Date:	August 8, 2019