Form 10-Q
period 2019-09-30
Telaria, Inc.
filed 2019-11-06
CIK 1375796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2019, there were 46,571,809 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TELARIA, INC
FORM 10-Q

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Telaria, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,749	$47,659
Accounts receivable net of allowance for doubtful accounts of $1,069 and $982 as of September 30, 2019 and December 31, 2018 respectively.	114,382	104,387
Prepaid expenses and other current assets	3,903	3,381
Total current assets	184,034	155,427
Long-term assets:
Operating lease right-of-use asset, net of amortization	24,132	—
Property and equipment net of accumulated depreciation of $3,353 and $2,696 as of September 30, 2019 and December 31, 2018, respectively	2,167	2,789
Intangible assets, net	3,601	4,379
Goodwill	9,277	9,478
Deferred tax assets	126	193
Other assets	1,998	2,440
Total long-term assets	41,301	19,279

Total assets	$225,335	$174,706

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$137,646	$109,991
Operating lease liability	5,078	—
Deferred rent	—	797
Contingent consideration on acquisition	—	1,500
Other current liabilities	171	886
Total current liabilities	142,895	113,174
Long-term liabilities:
Operating lease liability, net of current portion	24,987	—
Deferred rent, net of current portion	—	5,759
Deferred tax liabilities	1,099	1,153
Other non-current liabilities	218	225
Total liabilities	169,199	120,311
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of September 30, 2019 and December 31, 2018, 59,111,023 and 56,956,935 shares issued and 46,546,783 and 44,392,695 outstanding as of September 30, 2019 and December 31, 2018, respectively	4	4
Treasury stock, at cost: 12,564,240 shares as of September 30, 2019 and December 31, 2018	(31,980)	(31,980)
Additional paid-in capital	303,393	293,154
Accumulated other comprehensive loss	(829)	(949)
Accumulated deficit	(214,452)	(205,834)
Total stockholders’ equity	56,136	54,395
Total liabilities and stockholders’ equity	$225,335	$174,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	16,564	13,478	48,402	35,509
Cost of revenue	3,419	1,868	9,338	4,032
Gross profit	13,145	11,610	39,064	31,477

Operating expenses:
Technology and development	2,936	2,432	8,531	7,044
Sales and marketing	6,682	5,840	19,784	18,778
General and administrative	6,839	4,306	21,204	14,670
Restructuring costs	—	32	—	149
Depreciation and amortization	345	523	1,153	3,198
Total operating expenses	16,802	13,133	50,672	43,839

Loss from continuing operations	(3,657)	(1,523)	(11,608)	(12,362)

Interest expense and other income, net:
Interest expense	(1)	(27)	(2)	(74)
Other income, net	910	72	3,097	1,917
Total interest expense and other income, net	909	45	3,095	1,843

Loss from continuing operations before income taxes	(2,748)	(1,478)	(8,513)	(10,519)

Provision for income taxes	53	103	104	146

Loss from continuing operations, net of income taxes	(2,801)	(1,581)	(8,617)	(10,665)

Loss on sale of discontinued operations, net of income taxes	—	—	—	(136)

Net loss	$(2,801)	$(1,581)	$(8,617)	$(10,801)

Net loss per share — basic and diluted:
Loss from continuing operations, net of income taxes	$(0.06)	$(0.03)	$(0.19)	$(0.21)
Loss from discontinued operations, net of income taxes	—	—	—	—
Net loss	$(0.06)	$(0.03)	$(0.19)	$(0.21)

Weighted-average number of shares of common stock outstanding:
Basic and diluted	46,158,465	52,716,626	45,579,435	52,265,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(2,801)	$(1,581)	$(8,617)	$(10,801)
Other comprehensive loss:
Foreign currency translation adjustments	$140	$(145)	$120	$(417)
Comprehensive loss	$(2,661)	$(1,726)	$(8,497)	$(11,218)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

`						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Total
	Share	Capital	Share	Capital	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2018	56,956,935	$4	(12,564,240)	$(31,980)	$293,154	$(949)	$(205,834)	$54,395
Exercise of stock options awards	825,349	—	—	—	3,181	—	—	3,181
Stock-based compensation expense	—	—	—	—	1,083	—	—	1,083
Common stock issued for settlement of restricted stock units net of 164,580 shares withheld to satisfy income tax withholding obligations	280,808	—	—	—	(536)	—	—	(536)
Common stock issuance in connection with employee stock purchase plan	87,671	—	—	—	270	—	—	270
Net loss	—	—	—	—	—	—	(4,333)	(4,333)
Foreign currency translation adjustment	—	—	—	—	—	(232)	—	(232)
Balance as of March 31, 2019	58,150,763	$4	(12,564,240)	$(31,980)	$297,152	$(1,181)	$(210,167)	$53,828
Exercise of stock options awards	149,478	—	—	—	611	—	—	611
Stock-based compensation expense	—	—	—	—	2,020	—	—	2,020
Common stock issued for settlement of restricted stock units net of 26,801 shares withheld to satisfy income tax withholding obligations	74,768	—	—	—	(197)	—	—	(197)
Net loss	—	—	—	—	—	—	(1,484)	(1,484)
Foreign currency translation adjustment	—	—	—	—	—	212	—	212
Balance as of June 30, 2019	58,375,009	$4	(12,564,240)	$(31,980)	$299,586	$(969)	$(211,651)	$54,990
Exercise of stock options awards	508,570	$—	—	$—	$2,077	$—	$—	$2,077
Stock-based compensation expense	—	—	—	—	1,868	—	—	1,868
Common stock issued for settlement of restricted stock units net of 52,137 shares withheld to satisfy income tax withholding obligations	176,940	—	—	—	(377)	—	—	(377)
Common stock issuance in connection with employee stock purchase plan	50,504	—	—	—	239	—	—	239
Net loss	—	—	—	—	—	—	(2,801)	(2,801)
Foreign currency translation adjustment	—	—	—	—	—	140	—	140
Balance as of September 30, 2019	59,111,023	4	(12,564,240)	(31,980)	303,393	(829)	(214,452)	56,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Total
	Share	Capital	Share	Capital	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2017	55,136,038	$5	(3,845,496)	$(8,443)	$288,277	$(232)	$(196,468)	$83,139
Exercise of stock options awards	314,711		—	—	1,018	—	—	1,018
Stock-based compensation expense	—	—	—	—	856	—	—	856
Common stock issued for settlement of restricted stock units net of 222,202 shares withheld to satisfy income tax withholding obligations	433,317	—	—	—	(912)	—	—	(912)
Common stock issuance in connection with employee stock purchase plan	84,415	—	—	—	240	—	—	240
Net loss	—	—	—	—	—	—	(6,101)	(6,101)
Foreign currency translation adjustment	—	—	—	—	—	(70)	—	(70)
Balance as of March 31, 2018	55,968,481	$5	(3,845,496)	$(8,443)	$289,479	$(302)	$(202,569)	$78,170
Exercise of stock options awards	84,535	—	—	—	160	—	—	160
Stock-based compensation expense	—	—	—	—	980	—	—	980
Common stock issued for settlement of restricted stock units net of 24,255 shares withheld to satisfy income tax withholding obligations	206,248	—	—	—	(103)	—	—	(103)
Net loss	—	—	—	—	—	—	(3,119)	(3,119)
Foreign currency translation adjustment	—	—	—	—	—	(202)	—	(202)
Balance as of June 30, 2018	56,259,264	$5	(3,845,496)	$(8,443)	$290,516	$(504)	$(205,688)	$75,885
Exercise of stock options awards	392,488	—	—	—	598	—	—	598
Stock-based compensation expense	—	—	—	—	933	—	—	933
Common stock issued for settlement of restricted stock units net of 18,326 shares withheld to satisfy income tax withholding obligations	68,004	—	—	—	(164)	—	—	(164)
Common stock issuance in connection with employee stock purchase plan	93,348	—	—	—	283	—	—	283
Net loss	—	—	—	—	—	—	(1,581)	(1,581)
Foreign currency translation adjustment	—	—	—	—	—	(145)	—	(145)
Balance as of September 30, 2018	56,813,104	$5	(3,845,496)	$(8,443)	$292,166	$(649)	$(207,269)	$75,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Telaria, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss from continuing operations	$(8,617)	$(10,665)
Total loss from discontinued operations	—	(136)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,153	3,198
Bad debt expense	110	190
Amortization of acquired technology	143	—
Amortization of operating lease right-of-use asset	2,965	—
Loss on disposal of property and equipment	128	41
Stock-based compensation expense	4,971	2,769
Deferred tax benefit	67	—
Net changes in operating assets and liabilities:
Increase in accounts receivable	(10,197)	(7,260)
Increase in prepaid expenses, other current assets	(765)	(1,828)
Increase in accounts payable and accrued expenses	27,827	14,842
Decrease in other current liabilities	(60)	(408)
Decrease in operating lease liability	(3,463)	—
Increase in deferred rent and security deposits payable	7	656
Decrease in other liabilities	(10)	(605)
Net cash provided by operating activities	14,259	794

Cash flows from investing activities:
Purchase of property and equipment	(230)	(2,622)
Acquisition, net of cash received	—	(4,856)
Net cash used in investing activities	(230)	(7,478)

Cash flows from financing activities:
Contingent consideration on acquisition	(1,500)	—
Proceeds from the exercise of stock options awards	5,869	1,776
Proceeds from issuance of common stock under employee stock purchase plan	509	523
Tax withholdings related to net share settlements of restricted stock unit awards (RSUs)	(1,110)	(1,179)
Net cash provided by financing activities	3,768	1,120

Net increase (decrease) in cash and cash equivalents	17,797	(5,564)

Effect of exchange rate changes in cash and cash equivalents	293	(189)

Cash, cash equivalents at beginning of period	47,659	76,320
Cash, cash equivalents at end of period	$65,749	$70,567

Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$49	$58
Cash paid for operating leases subject to ASU 842	$5,107	$—
Supplemental disclosure of non-cash investing and financing activities:
Contingent consideration related to acquisition	$—	$1,443
Deferred tax liability related to acquisition	$—	$1,092
Cash holdback related to acquisition	$—	$472

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

On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut Media SAS ("SlimCut"), a video technology solutions company operating primarily in Canada and France, pursuant to a stock purchase agreement.
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

Credit Facility

The Company is party to a loan and security agreement, or credit facility, with Silicon Valley Bank, as lender. Pursuant to the credit facility, the Company can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80% of eligible accounts receivable. Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly. The Company is charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly. The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit. The credit facility matures in January 2020. While the Company had no outstanding borrowings under the credit facility as of September 30, 2019 and December 31, 2018, the lender has issued standby letters of credit in favor of the landlords of our current and former headquarters and other office space totaling $3.2 million, which can be drawn down from amounts available under the credit facility.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict the Company's ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of its capital stock, make investments or engage in transactions with our affiliates. The Company is also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months, tested quarterly. Pursuant to an amendment to the credit facility, executed in November 2018, the Adjusted EBITDA covenant will only be tested if (i) the quick ratio falls below a certain threshold and (ii) unrestricted and unencumbered cash falls below $25.0 million. On November 6, 2019, the Company entered into an amendment to the credit facility to adjust the quick ratio. The Company's obligations under the credit facility are secured by substantially all of its assets other than its intellectual property, although the Company has agreed not to encumber any of its intellectual property without the lender’s prior written consent. Subject to certain exceptions, the Company is also required to maintain all of its cash and cash equivalents at accounts with the lender. The Company was in compliance with all covenants as of September 30, 2019 and through the date of this filing.
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
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
2.  Summary of Significant Accounting Policies (Continued)
During the three and nine months ended September 30, 2019, there were no publishers that accounted for more than 10% of revenue. At September 30, 2019, the top three Demand Side Platforms (DSPs), accounted for approximately 52% of accounts receivable in the aggregate. During the three and nine months ended September 30, 2018, there were two publishers and one publisher, respectively, that each accounted for more than 10% of revenue. At September 30, 2018 and December 31, 2018 there were one demand-side platform, or DSPs, that accounted for more than 10% of outstanding accounts receivable.

Legal Contingencies

The Company is occasionally involved with various claims and litigation during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of September 30, 2019 and December 31, 2018, no reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

The Company measures its stock-based payment awards based on its estimate of the fair value of such awards using an option-pricing model, for stock option awards, and the fair value of the Company’s common stock on the date of grant, for restricted stock unit awards.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

The Company recognizes compensation expenses for the value of its stock-based payment awards, using the straight-line method, over the requisite service period of each of the awards, net of actual forfeitures. In the event of modification of the conditions on which stock-based payment awards were granted, an additional expense is recognized for any modification that increases the total fair value of the stock-based payment arrangement or is otherwise beneficial to the employee, other service provider or non-employee at the modification date. During the nine months ended September 30, 2019, the Company modified certain stock awards, resulting in the recognition of stock-based compensation of $383 during the period.
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

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

3.  Acquisitions

On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut, a video technology solutions company serving premium publishers in Canada and France, pursuant to a stock purchase agreement between the Company and the sellers identified therein. As consideration for the acquisition, the Company made an initial payment to the sellers of $5,458, subject to certain adjustments set forth in the purchase agreement, and was required to make a second payment of $500, subject to adjustment or holdback, on March 31, 2019 (the “Holdback Amount”). In addition, the sellers were eligible to receive future cash payments up to $1,500 based on achieving certain financial milestones of SlimCut during fiscal year 2018.

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
4. Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The three-tiers are defined as follows:
•Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;
•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3. Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$27,125	$—	$—	$27,125	$28,672	$—	$—	$28,672
Total assets	$27,125	$—	$—	$27,125	$28,672	$—	$—	$28,672
Liabilities:
Contingent consideration on acquisition liability(2)	$—	$—	$—	$—	$—	$—	$1,500	$1,500
Total liabilities	$—	$—	$—	$—	$—	$—	$1,500	$1,500
(1) Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximates their fair value. Amounts above do not include $38,624 and $18,987 of operating cash balances as of September 30, 2019 and December 31, 2018, respectively.
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
Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

2019

Beginning Balance at January 1, 2019	$1,500
Contingent consideration paid (SlimCut Acquisition)	(1,500)
Balance as of September 30, 2019	$—

5. Goodwill and Intangibles Assets, Net
Goodwill includes the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with the acquisition of SlimCut (see Note 3 – Acquisitions) as well as the acquisition of The Video Network Pty Ltd, an Australian proprietary limited company, that occurred in 2015. Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”), requires the Company to assess goodwill for impairment annually or more frequently if a triggering event occurs. The Company operates as one operating and reporting segment and, therefore, the Company assesses goodwill for impairment annually as one singular reporting unit. The Company has the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more-likely-than not that the fair value of a reporting unit exceeds its carrying amount, then the two-step goodwill impairment test is not required to be performed.
During the fourth quarter of 2018, the Company performed a qualitative assessment of the reporting unit's fair value which included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, and fluctuations in foreign exchange rates. Based on the qualitative assessment, the Company concluded that it was more-likely-than-not that the estimated fair value of the Company's reporting unit exceeded its carrying value and thus, the Company did not proceed to the two-step goodwill impairment test.
The Company did not identify any impairment of its goodwill as of September 30, 2019 and December 31, 2018, and therefore, for the three and nine months ended September 30, 2019 and for the year ended December 31, 2018, no impairment losses related to goodwill were recorded.
The change in the carrying amount of goodwill as of September 30, 2019 is as follows:

2019

Beginning balance as of January 1, 2019	$9,478
Foreign exchange impact	(201)
Ending Balance as of September 30, 2019	$9,277

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
The Company did not identify any impairment of intangible assets as of September 30, 2019 and December 31, 2018, and therefore, for the three and nine months ended September 30, 2019 and for the year ended December 31, 2018, no impairment losses related to intangible assets were recorded.
Information regarding the Company’s acquisition-related intangible assets, net is as follows:

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$4,581	$(1,665)	$2,916
Technology	928	(243)	685
Total acquisition-related intangible assets, net	$5,509	$(1,908)	$3,601

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$4,797	$(1,283)	$3,514
Technology	973	(108)	865
Total acquisition-related intangible assets, net	$5,770	$(1,391)	$4,379

Amortization expense for the three and nine months ended September 30, 2019 was $195 and $596, respectively. For the three and nine months ended September 30, 2018 amortization expense was $206 and $417 respectively. Amortization of customer relationships is recorded in operating expense on the consolidated statements of operations. Amortization expense of technology is recorded as amortization expense in cost of revenue.
The estimated future amortization expense for intangibles subject to amortization for the next five years and thereafter is as follows:

2019 (three months remaining)	191
2020	770
2021	639
2022	455
2023	351
2024 and thereafter	1,195

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

6. Accounts Payable and Accrued Expenses
The Company records accounts payable and accrued expenses at cost when the service is provided or when the related product is delivered. The Company’s accounts payable and accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
Trade accounts payable	$121,695	$95,028
Accrued compensation, benefits and payroll taxes	5,630	5,468
Accrued cost of revenue	7,573	7,127
Other payables and accrued expenses	2,748	2,368
Total accounts payable and accrued expenses	$137,646	$109,991

7.  Changes in Accumulated Other Comprehensive Loss
The following tables provide the components of accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment	Foreign Currency Translation Adjustment
Balance at beginning of the period	$(969)	$(504)	(949)	(232)
Other comprehensive income (loss)(1)	140	(145)	120	(417)
Balance as of September 30, 2019	$(829)	$(649)	(829)	$(649)

(1)   For the three and nine months ended September 30, 2019 and September 30, 2018, there were no foreign currency translation adjustments reclassified from accumulated other comprehensive income (loss) to the Company's Consolidated Statement of Operations.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

8.  Net Loss Per Share of Common Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Loss from continuing operations, net of income taxes	$(2,801)	$(1,581)	$(8,617)	$(10,665)
Total loss from discontinued operations, net of income taxes	—	—	—	(136)
Net loss	$(2,801)	$(1,581)	$(8,617)	$(10,801)

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share	46,158,465	52,716,626	45,579,435	52,265,228

Basic and diluted loss per share:
Net loss from continuing operations	(0.06)	(0.03)	(0.19)	(0.21)
Net loss	$(0.06)	$(0.03)	$(0.19)	$(0.21)
The following securities were outstanding during the periods presented below and have been excluded from the calculation of diluted net loss from continuing operations per share because the effect is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock option awards	5,513,932	2,347,045	5,513,932	2,347,045
Restricted stock unit awards	2,655,788	6,554,864	2,655,788	6,554,864
Total anti-dilutive securities	8,169,720	8,901,909	8,169,720	8,901,909

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
9. ASU 842 - Leases
Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases. Beginning on January 1, 2019, the Company's condensed consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical policies. The modified retrospective transition method required the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to the Company's accumulated deficit as of our adoption date. There was no cumulative effect adjustment to the Company's accumulated deficit as a result of initially applying the guidance. As a result of adopting Topic 842, the Company recognized additional operating lease assets of $26,449 and operating lease liabilities of $32,932 as of January 1, 2019. The discount rate used to calculate the adjustments was the Company's incremental borrowing rate applied as of the adoption date of January 1, 2019.

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

The Company recognizes a right-of-use asset and lease liability for all of its leases at the commencement of the lease. Lease liabilities are measured based on the present value of the minimum lease payments discounted by a rate determined as of the date of commencement. Right-of-use assets are measured based on the lease liability adjusted for any initial direct costs, prepaid rent, and lease incentives. The following summarizes right-of-use assets as of September 30, 2019.

September 30, 2019
Total operating lease right-of-use asset, gross	$27,097
Less: accumulated amortization	(2,965)
Operating lease right-of-use asset, net	$24,132

Significant Assumptions and Judgments

Significant judgment is required when determining whether a contract is or contains a lease. The Company reviews contracts to determine whether the language conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

As discussed above, the present value of minimum lease payments is used in determining the value of the Company's operating and finance leases. The discount rate used to calculate the present value for lease payments is the Company's incremental borrowing rate, which is determined based on information available at lease commencement and is equal to the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate used for our lease obligations as of September 30, 2019 and January 1, 2019 ranged from 4.08% to 7.36%. As of September 30, 2019, the weighted-average remaining lease term for our operating leases was 6.62 years. As of September 30, 2019, the weighted-average discount rate for our operating leases was 6.83%.

Telaria, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
9. ASU 842 - Leases (Continued)

The following table summarizes the Company's lease cost and sublease income for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019	Nine months ended September 30, 2019

Operating lease cost	$1,518	$4,547
Variable lease cost	176	515
Short-term lease cost	92	272
Sublease income, gross	(1,111)	(3,219)
Total lease cost	$675	$2,115

As of September 30, 2019, the future payments under the Company's operating leases for each of the next five years and thereafter are as follows:

Total

Remaining in 2019	$1,712
2020	6,927
2021	5,776
2022	5,076
2023	5,092
2024 and thereafter	13,197
Total minimum lease payments	$37,780
Less: imputed interest	(7,715)
Present value of minimum lease payments	$30,065
Less: current portion of operating lease obligations	(5,078)
Total long-term lease obligations	$24,987

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

We provide our platform internationally in Europe, Canada, Latin America, and the Asia Pacific region. During the second quarter of 2018, we further expanded our international presence through the acquisition of SlimCut Media SAS ("SlimCut"), a global video technology solutions company operating primarily in Canada and France. Refer to Note 3 - Acquisition, in the notes to the condensed consolidated financial statements.

For the quarter ended September 30, 2019, our revenue from continuing operations increased to $16.6 million, compared to $13.5 million for the quarter ended September 30, 2018, an increase of 23.0%. Our loss from continuing operations, net of income taxes increased from a loss of $1.6 million for the quarter ended September 30, 2018 to a loss of $2.8 million for the quarter ended September 30, 2019, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) decreased from a gain of $39 thousand to a loss of $0.3 million for the same respective periods.

For the nine months ended September 30, 2019, our revenue from continuing operations increased to $48.4 million, compared to $35.5 million for the nine months ended September 30, 2018, an increase of 36.3%  Our loss from continuing operations, net of income taxes improved from a loss of $10.7 million for the nine months ended September 30, 2018 to a loss of $8.6 million for the nine months ended September 30, 2019, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) improved from a loss of $4.4 million to a loss of $1.7 million for the same respective periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands) (unaudited)
Revenue	$16,564	$13,478	$48,402	$35,509
Loss from continuing operations, net of income taxes	$(2,801)	$(1,581)	$(8,617)	$(10,665)
Adjusted EBITDA	$(332)	$39	$(1,738)	$(4,361)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands) (unaudited)
Loss from continuing operations, net of income taxes	$(2,801)	$(1,581)	$(8,617)	(10,665)
Adjustments:
Depreciation and amortization expense	392	523	1,296	3,198
Total interest expense and other income, net(1)	(909)	(45)	(3,095)	(1,843)
Provision for income taxes	53	103	104	146
Stock-based compensation expense	1,868	934	4,971	2,769
Expenses for prior corporate facilities (2)	1,065	—	3,130	—
Acquisition-related costs	—	73	—	402
Restructuring costs	—	32	—	149
Executive severance, retention and recruiting costs	—	—	473	223
Expenses for transitional services(3)	—	—	—	697
Other adjustments(4)	—	—	—	563
Total net adjustments	2,469	1,620	6,879	6,304
Adjusted EBITDA	$(332)	$39	$(1,738)	$(4,361)

(1) Reflects sublease income for our former office facilities. In addition, includes income received from the transfer of rights in the name "Tremor Video" for the three and nine months ended September 30, 2018.
(2) For the three and nine months ended September 30, 2019, reflects lease costs for prior corporate facilities, previously recorded in interest and other income (expenses), which are now required to be recorded in operating expenses as a result of the adoption of ASC 842. Refer to note 9 - ASC 842 (Leases) for more information.
(3)  For the nine months ended September 30, 2018, reflects costs incurred providing transitional services following the sale of our buyer platform.
(4) For the nine months ended September 30, 2018, reflects rent expense for our current corporate headquarters, which was then unoccupied.
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

For substantially all transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any inventory costs that we remit to publishers. However, for certain transactions, the Company reports revenue on a gross basis, based primarily on its determination that the Company acts as the primary obligor in the delivery of advertising campaigns for its buyer clients with respect to such transactions.

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
General and Administrative Expense. General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees. Additional expenses in this category include legal, accounting, investor relations and other professional fees, insurance, public company expenses, including costs associated with Sarbanes-Oxley Act compliance, travel and other related overhead. We expect our general and administrative expenses to increase in absolute dollars in future periods as a result of operating in accordance with the Sarbanes-Oxley Act.
Depreciation and Amortization Expense. Depreciation and amortization expense primarily consists of our depreciation expense related to investments in property, equipment and software as well as the amortization of certain intangible assets.
Interest Expense and Other Income, Net
Interest and other income (expense), net consist primarily of interest income, interest expense, patent expense, sublease income and foreign exchange transaction gains and losses. Sublease expense is included in the comparative period only. In the current year sublease expense is included in operating expense in accordance with ASC 842 (Leases). Interest income is derived from interest received on our cash and cash equivalents.  Interest expense is primarily attributable to interest paid on taxes and fees to local jurisdictions   Sublease income and expense is attributable to subleases on our former corporate headquarters. As of September 30, 2019 and December 31, 2018, we did not have any outstanding borrowings under our credit facility.

Provision for Income Taxes
Provision for income taxes consists of minimum U.S. state and local taxes, as well as income taxes in foreign jurisdictions in which we conduct business.

Income from Discontinued Operation

For the year ended December 31, 2018, loss from discontinued operations consisted of working capital adjustments related to the sale of the Company’s divested buyer platform.

The following table is a summary of our consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$16,564	100.0%	$13,478	100.0%	$48,402	100.0%	$35,509	100.0%
Cost of revenue	3,419	20.6	1,868	13.9	9,338	19.3	4,032	11.4
Gross profit	13,145	79.4	11,610	86.1	39,064	80.7	31,477	88.6

Operating expenses:
Technology and development	2,936	17.7	2,432	18.0	8,531	17.6	7,044	19.8
Sales and marketing	6,682	40.3	5,840	43.3	19,784	40.9	18,778	52.9
General and administrative	6,839	41.3	4,306	32.0	21,204	43.8	14,670	41.3
Restructuring costs	—	—	32	0.2	—	—	149	0.4
Depreciation and amortization	345	2.1	523	3.9	1,153	2.4	3,198	9.0
Total operating expenses	16,802	101.4	13,133	97.4	50,672	104.7	43,839	123.5%

Loss from continuing operations	(3,657)	(22.1)	(1,523)	(11.3)	(11,608)	(24.0)	(12,362)	(34.8)
Total interest expense and other income, net	909	5.5	45	0.3	3,095	6.4	1,843	5.2
Loss from continuing operations before provision for income taxes	(2,748)	(16.6)	(1,478)	(11.0)	(8,513)	(17.6)	(10,519)	(29.6)
Provision for income taxes	53	0.3	103	0.8	104	0.2	146	0.4
Loss from continuing operations, net of income taxes	(2,801)	(16.9)	(1,581)	(11.7)%	(8,617)	(17.8)%	(10,665)	(30.0)%
Total income from discontinued operations, net of income taxes	—	—	—	—	—	—	(136)	(0.4)
Net loss	$(2,801)	(16.9)%	$(1,581)	(11.7)%	$(8,617)	(17.8)%	$(10,801)	(30.4)%

Comparison for the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Change Increase/ (Decrease)		Nine Months Ended September 30,		Change Increase/ (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Revenue	$16,564	$13,478	$3,086	23.0%	$48,402	$35,509	$12,893	36.3%

Revenue
Our revenue during the three months ended September 30, 2019 increased to $16.6 million from $13.5 million for the same period in 2018, an increase of 23.0%. The year-over-year increase in our revenue was primarily driven by growth in revenue from CTV, which increased 115% year-over-year to $7.3 million.
Our revenue during the nine months ended September 30, 2019, increased to $48.4 million from $35.5 million for the same period in 2018, an increase of 36.3%. The year-over-year increase in our revenue was primarily driven by growth in revenue from CTV, which increased 134% year-over-year to $19.6 million, as well as from incremental contributions from our SlimCut business which we acquired in June 2018.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$3,419	$1,868	$1,551	83.0%	$9,338	$4,032	$5,306	131.6%
Gross profit	13,145	11,610	1,535	13.2%	39,064	31,477	7,587	24.1%
Gross margin	79.4%	86.1%			80.7%	88.7%
Our cost of revenue during the three months ended September 30, 2019, increased to $3.4 million from $1.9 million for the three months ended September 30, 2018. The increase in our cost of revenue primarily reflects an increase in hosting fees corresponding with additional spend being transacted through our platform, as well as an increase in cost of inventory relating to transactions that we report on a gross basis.
Our gross profit during the three months ended September 30, 2019, increased by $1.5 million or 13.2%, compared to the three month period ended September 30, 2018. This reflects an increase in our revenue of $3.1 million, year-over-year, which was partially offset by a $1.6 million increase in our cost of revenue year-over-year.
Our gross margin decreased to 79.4% for the three months ended September 30, 2019, compared to 86.1% for the three months ended September 30, 2018. The decrease in our gross margin was driven primarily by a change in the relative contribution to revenue from transactions reported on a gross basis, as well as an increase in web hosting fees.
Our cost of revenue during the nine months ended September 30, 2019, increased to $9.3 million from $4.0 million for the nine months ended September 30, 2018. The increase in our cost of revenue primarily reflects an increase in hosting fees corresponding with additional spend being transacted through our platform, as well as an increase in cost of inventory relating to transactions that we report on a gross basis.
Our gross profit during the nine months ended September 30, 2019, increased by $7.6 million or 24.1%, compared to the prior year period. This reflects an increase in revenue of $12.9 million, year-over-year, which was partially offset by a $5.3 million increase in our cost of revenue year-over-year.
Gross margin decreased to 80.7% for the nine months ended September 30, 2019, compared to 88.7%, for the nine months ended September 30, 2018. The decrease in our gross margin was driven primarily by a change in the relative contribution to revenue from transactions reported on a gross basis, specifically revenue from certain business lines that we acquired in connection with our acquisition of SlimCut in June 2018, as well as an increase in web hosting costs.

Technology and Development Expense

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$2,936	$2,432	$504	20.7%	$8,531	$7,044	$1,487	21.1%
% of total revenue	17.7%	18.0%			17.6%	19.8%

Technology and development expense during the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was primarily attributable to an increase of $0.5 million in compensation expense due to an increase in headcount during the quarter.
Technology and development expense during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily attributable to an increase of $1.4 million in compensation expense due to an increase in headcount during the year.
Sales and Marketing Expense

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$6,682	$5,840	$842	14.4%	$19,784	$18,778	$1,006	5.4%
% of total revenue	40.3%	43.3%			40.9%	52.9%

Sales and marketing expense increased during the three months ended September 30, 2019, compared to the three months ended September 30, 2018, reflecting an increase of $1 million in compensation expense, partially offset by rent expense reclassified to general and administrative expense as a result of the implementation of ASC 842 (Leases).
Sales and marketing expense increased during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, reflecting an increase of $2.3 million in compensation expense, partially offset by a $1.3 million in rent expense reclassified to general and administrative expense as a result of the implementation of ASC 842 (Leases).
General and Administrative Expense

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$6,839	$4,306	$2,533	58.8%	$21,204	$14,670	$6,534	44.5%
% of total revenue	41.3%	31.9%			43.8%	41.3%

The increase in general and administrative expense during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, was primarily attributable to the adoption of ASC 842 (Leases), which resulted in $1.5 million in additional lease expense recorded in general and administrative expenses and an increase of $1.0 million in compensation expense.

The increase in general and administrative expense during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, was primarily attributable to the adoption of ASC 842 (Leases), which resulted in $5.0 million in additional lease expense being recorded in general and administrative expenses, an increase of $1.1 million in compensation expense and an increase of $0.3 million in accounting fees.
Restructuring Costs

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Restructuring costs	$—	$32	$(32)	(100.0)%	$—	$149	$(149)	(100.0)%
% of total revenue	—%	0.2%			—%	0.4%

During the three and nine months ended September 30, 2018, we incurred certain restructuring costs due to the relocation of our office space. We did not incur any restructuring costs during the three and nine months ended September 30, 2019.
Depreciation and Amortization Expense

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$345	$523	$(178)	(34.0)%	1,153	$3,198	$(2,045)	(63.9)%
% of total revenue	2.1%	3.9%			2.4%	9.0%

Depreciation and amortization for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, decreased slightly which was primarily attributable to accelerated depreciation to certain leasehold improvements from the relocation of our corporate headquarters in 2018.
The decrease in depreciation and amortization expense for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 was primarily attributable to the accelerated depreciation taken on certain leasehold improvements and furniture and fixtures at our former corporate headquarters in 2018.
Interest Expense and Other Income, Net

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Total interest expense and other income, net	$909	$45	$864	1,920.0%	$3,095	$1,843	$1,252	67.9%
% of total revenue	5.5%	0.3%			6.4%	5.2%

Interest expense and other income, net during the three months ended September 30, 2019, compared to the three months ended September 30, 2018 increased by $0.9 million. The increase was primarily attributable to adoption of ASC 842 Leases, which requires sublease expense to be recorded in operating expenses.
Interest expense and other income, net during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 increased by $1.3 million. The increase was primarily attributable to adoption of ASC 842 Leases, which requires sublease expense to be recorded in operating expenses.

Provision for income taxes

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Provision for income taxes	$53	$103	$(50)	(48.5)%	$104	$146	$(42)	(28.8)%
% of total revenue	0.3%	0.8%			0.2%	0.4%

The provision for income taxes for the three and nine months ended September 30, 2019, remained relatively flat compared to the three and nine months ended September 30, 2018.
Loss from Discontinued Operations

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage	2019	2018	Amount	Percentage
	(dollars in thousands)
Loss from discontinued operations	$—	$—	$—	—%	$—	$(136)	$136	(100.0)%
% of total revenue	—%	—%			—%	(0.4)%
For the nine months ended September 30, 2018, total loss from discontinued operations consisted of working capital adjustments relating to our sale of the buyer platform in 2017.
Liquidity and Capital Resources
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, and working capital for the periods indicated:

	September 30,
	2019	2018
	(dollars in thousands)
Cash and cash equivalents	$65,749	$70,567
Accounts receivable, net of allowance for doubtful accounts	114,382	67,963
Working capital	$41,139	$63,639
Our cash and cash equivalents at September 30, 2019 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Sources of Liquidity
Cash and Cash Equivalents
Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $65.7 million and $47.7 million as of September 30, 2019 and December 31, 2018, respectively.

Credit Facility
We are party to a loan and security agreement, which we refer to as our credit facility, with Silicon Valley Bank, which we refer to as our lender. Pursuant to the credit facility, we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable. Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly. We are charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly. The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit. The credit facility matures in January 2020. While we had no outstanding borrowings under the credit facility as of September 30, 2019 and December 31, 2018, our lender has issued standby letters of credit in favor of the landlords of our current and former headquarters and other office space totaling $3.2 million, which can be drawn down from amounts available under the credit facility.
The credit facility contains customary conditions to borrowings and events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock and make investments or engage in transactions with our affiliates. We are also subject to a financial covenant with respect to a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months, tested quarterly. Pursuant to an amendment to the credit facility, executed in November 2018 the Adjusted EBITDA covenant will only be tested if (i) the quick ratio falls below a certain threshold and (ii) unrestricted and unencumbered cash falls below $25.0 million. On November 6, 2019, the Company entered into an amendment to the credit facility to adjust the quick ratio. Our obligations under the credit facility are secured by substantially all of our assets other than our intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent. Subject to certain exceptions, we are also required to maintain all of our cash and cash equivalents at accounts with the lender. We were in compliance with all covenants as of September 30, 2019 and through the date of this filing.

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
Historical Cash Flows
The following table summarizes our historical cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$14,259	$794
Investing activities	(230)	(7,478)
Financing activities	3,768	1,120

Operating Activities
Net cash provided by operating activities is primarily influenced by the revenue our business generates, our costs of revenue, and amounts of cash we invest in personnel, infrastructure and other operating expenses to support our business. Net cash provided by operating activities has been used to fund operations through changes in working capital, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expenses.
During the nine months ended September 30, 2019, our net cash provided by operating activities was $14.3 million and primarily consisted of a $13.3 million increase in net cash resulting from changes in working capital, and $9.5 million in adjustments for non-cash items, partially offset by a $8.6 million loss from continuing operations, net of income taxes. The components of our net loss from continuing operations are described in greater detail above under "Results of Operations." Adjustments for non-cash items consisted of $1.2 million in depreciation and amortization expense, $5.0 million in non-cash stock-based compensation expense, $3.0 million of amortization of operating lease right-of-use asset expense, $0.1 million in bad debt expense, $0.1 million of expense for loss on disposal of property, plant, and equipment and $0.1 million of amortization of acquired technology. The increase in cash resulting from changes in working capital during the nine months ended September 30, 2019 consisted of a $27.8 million increase in accounts payable and accrued expense, which was partially offset by a $3.5 million decrease in operating leases, a $0.8 million increase in other prepaid expenses and other current assets, and a $10.2 million increase in accounts receivable.
During the nine months ended September 30, 2018, our net cash provided by operating activities was $0.8 million and primarily consisted of a $5.3 million increase in net cash resulting from changes in operating assets and liabilities and an increase of $6.2 million in adjustments for non-cash items, partially offset by loss from continuing operations, net of income taxes of $10.7 million. Adjustments for non-cash items consisted of $3.2 million in depreciation and amortization expense, $2.8 million in non-cash stock-based compensation expense and bad debt expense of $0.2 million. The increase in cash resulting from changes in our working capital during the nine months ended September 30, 2018 consisted of a $14.8 million increase in accounts payable and accrued expense, a $0.6 million increase in deferred rent and security deposits payable and a $0.3 million increase in other current liabilities, partially offset by a $7.3 million increase in accounts receivable, $1.8 million increase in prepaid expenses and other current assets, $0.7 million decrease in deferred income and a $0.6 million decrease in other liabilities. The components of our net loss from continuing operations are described in greater detail above under “Results of Operations.”
Investing Activities
For the nine months ended September 30, 2019 our net cash used in investing activities of $0.2 million consisted of the purchase of property and equipment. For the nine months ended September 30, 2018, our net cash used in investing activities of $7.5 million, consisted of the acquisition of SlimCut for initial cash payment of $4.9 million and the purchase of property and equipment of $2.6 million.
Financing Activities
For the nine months ended September 30, 2019, our net cash provided by financing activities was $3.8 million, which consisted of $5.9 million in proceeds received from the exercise of stock option awards, and $0.5 million of proceeds in connection with shares purchased under our ESPP, which was partially offset by $1.1 million in tax payments on behalf of employees related to net share settlements of restricted stock unit awards and $1.5 million in cash payments for contingent consideration relating to our acquisition of SlimCut.
For the nine months ended September 30, 2018, our net cash provided by financing activities was $1.1 million, which consisted of $1.8 million in proceeds received from the exercise of stock option, and $0.5 million of proceeds in connection with shares purchased under our ESPP, which was partially offset by $1.2 million in tax payments on behalf of employees related to net share settlements of restricted stock unit awards.
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
Interest Rate Risk
We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes.  These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2019 and sustained through the period ended September 30, 2019, would not have been material. We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
We acquired SlimCut Media SAS, or SlimCut in June 2018. In the second quarter of 2019, we completed our review of the internal control structure of SlimCut and made appropriate changes to incorporate our controls and procedures into the acquired operations. SlimCut will be included in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.
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
Item 1A. Risk Factors.
There have been no material changes to our risk factors as compared to the risk factors described in our Annual Report on Form 10-K for the year end December 31, 2018, filed with the SEC on March 19, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)         Recent Sales of Unregistered Equity Securities
None
(b)         Use of Proceeds
None.
(c)  Issuer Purchases of Equity Securities
None
Item 3.  Defaults upon Senior Securities.
Not applicable.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
(a)                  List of Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1+	Certification Pursuant of Principal Executive Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification Pursuant of Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

+                     In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELARIA, INC.

By:	/s/ Mark Zagorski
Mark Zagorski
Chief Executive Officer

Date:	November 6, 2019

TELARIA, INC.

By:	/s/ John S. Rego
John S. Rego
Senior Vice President and Chief Financial Officer

Date:	November 6, 2019