Form 10-K
period 2019-12-31
Telaria, Inc.
filed 2020-03-16
CIK 1375796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35982

TELARIA, INC.
(Name of registrant as specified in its Charter)

Delaware	20-5480343
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

222 Broadway, 16th Floor
New York, New York 10038
(Address of Principal Executive Offices)

(646) 723-5300
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TLRA	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter was approximately $325.9 million.

As of March 12, 2020, there were 48,047,492 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, are incorporated herein by reference from the definitive proxy statement relating to our 2020 annual meeting of stockholders. The proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after December 31, 2019.

Telaria, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2019
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements that involve substantial risks and uncertainties.  In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. The forward-looking statements and opinions contained in this prospectus are based upon information available to us as of the date of this Annual Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include statements about:
•the expected timing of completion of the pending merger with The Rubicon Project, or Rubicon Project, which is subject to approval of our stockholders and the Rubicon Project stockholders;
•any anticipated benefits or effects related to consummation of the pending merger with Rubicon Project;
•the expansion of the programmatic video advertising market;
• the adoption of our platform by publishers and our ability to increase the amount of video advertising inventory managed and sold through our platform;
•our ability to increase the amount of advertising spend and revenue transacted through our platform by buyers, including third party demand side platforms, or DSPs;
•our ability to develop and maintain relationships with premium video publishers on terms that are favorable to us, including connected TV, or CTV, publishers;
•industry growth rates for ad-supported CTV and the shift in video consumption from linear TV to digital mediums such as CTV and over-the-top, or OTT;
•the adoption of programmatic advertising by CTV publishers;
•the effects of increased competition as well as innovations by new and existing competitors in our market;
•our ability to effectively innovate and scale our technology and to continue to address the rapidly evolving requirements of our clients;
•our ability to protect viewers’ information and adequately address privacy concerns;
•our ability to ensure a high level of brand safety for our clients and to detect “bot” traffic and other fraudulent or malicious activity;
•the effect of regulatory developments and industry standards regarding Internet privacy and other matters;
•potential acquisitions, business combinations and dispositions;
•expected investments or expenditures;
•our ability to attract and retain qualified employees and key personnel;
•plans, strategies and objectives of management for future operations; and
•future revenue or the sources of such revenue, pricing models, gross margins, take rates, net income, hiring plans, expenses, capital expenditures, capital requirements and stock performance;

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

PART I

ITEM 1.  BUSINESS

Overview
 Telaria, Inc. provides a fully programmatic software platform for premium publishers to manage and monetize their video advertising. Our platform is built specifically for digital video and to support the unique requirements of connected TV, or CTV, and over-the-top content. We provide publishers with real-time analytics, data and decisioning tools to control their video advertising business and offer a holistic monetization solution to optimize yield across a publisher’s entire supply of digital video inventory.

Our technology enables publishers to manage and deliver their video inventory through a single platform, allowing them to get a complete picture of their sales efforts and maximize revenue from ad placements across channels. Our platform is connected with leading third-party demand-side platforms, or DSPs, through server-to-server integrations, creating a robust programmatic marketplace where publishers can seamlessly transact with advertisers. These programmatic transactions fully automate the sales process and enable publishers to increase the value of their advertising inventory by using data to better segment and match their supply with demand.

We provide a full suite of tools for publishers to control their video advertising business and protect the consumer viewing experience. These controls are particularly important CTV publishers who need to ensure a TV-like viewing and advertising experience for consumers. For instance, our ad-pod feature provides long-form content publishers with a tool analogous to commercial breaks in traditional linear television so that they can request and manage several ads at once from different demand sources. Using this tool, publishers can establish business rules such as competitive separation of advertisers to ensure that competing brand ads do not appear during the same commercial break, audio normalization to control for the volume of an ad relative to content, and frequency capping to avoid exposing viewers to repetitive ad placements.
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

We have built long-standing relationships with premium video publishers, in particular in the CTV space, and we believe the scale and quality of our client base makes us an important partner to video ad buyers. Buyers on our platform include some of the largest brand advertisers in the world and our platform is integrated with the leading video volume buyers in digital advertising. We provide our platform internationally in Europe, Canada, Latin America, and the Asia Pacific regions. We generate revenue when an advertising impression is sold on our platform based on a simple and transparent fee structure established with our publisher partners and do not collect any fees directly from DSPs integrated with our platform.

On December 19, 2019, we announced a stock-for-stock merger with The Rubicon Project, Inc., or Rubicon Project which will create a combined company offering a single partner for transacting CTV, desktop display, video, audio, and mobile inventory across all geographies and auction types. We believe this combination will create the world’s largest independent sell-side advertising platform with scale, capabilities and solutions exceeding those offered by competitors. Together, the combined company will be an essential omni-channel partner for buyers to reach target audiences, optimizing the supply path with industry-leading transparency, robust support for identity solutions and brand-safe premium inventory.

Upon completion of the merger, which is expected to close in early April 2020, each share of Telaria common stock issued and outstanding as of the effective time of the merger will be converted into the right to receive 1.082 shares of Rubicon Project common stock. Based on the number of shares of Telaria and Rubicon Project common stock outstanding and reserved for issuance as of February 11, 2020, we estimate that former holders of Telaria common stock will own approximately 47.6% and pre-merger holders of Rubicon Project common stock will own approximately 52.4% of the common stock of the combined company on a fully diluted basis.

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

Consumers are rapidly shifting their viewing habits towards digital mediums and expect to be able to consume content seamlessly across multiple devices, including computers, tablets, smartphones, and CTVs whenever and wherever they want. The rapid adoption of CTV has disrupted the traditional linear TV distribution model, as eMarketer estimates that approximately 50.0 million people in the US have cut-the-cord (i.e., canceled a pay TV service and continue without it) as of the end of 2019, reflecting a 32.8% year-over-year increase. This disruption has created new options for consumers and new economic opportunities for content publishers as a number of digital-first and established media brands have launched CTV applications and channels to compete with traditional linear TV.

The continued growth of online video consumption is resulting in a corresponding increase in the amount of advertising dollars being spent by brands through digital video channels. According to estimates from eMarketer, the U.S. online video advertising market is forecasted to grow to $41.7 billion in 2020, from an estimated $34.6 billion in 2018, representing an increase of 21%. Online video advertising provides a number of advantages over traditional television advertising for both publishers and buyers. For publishers, digital advertising enables content owners to realize the greatest value of their video content by providing tools to maximize advertising yield and manage inventory allocation, while providing advanced real-time reporting and analytics that can inform the sales process. For buyers, online video advertising combines the rich “sight, sound and motion” of television with the advanced optimization, targeting and analytics of digital.

As online video advertising continues to scale and evolve, the need for software solutions that automate the process for planning, buying, selling and measuring video advertising across screens has become more pronounced. As a result, the amount of online video advertising being bought and sold programmatically has increased dramatically. Programmatic buying refers to the automated purchase and sale of digital advertising through technology, including the use of real-time bidding technology that allows for the dynamic purchase and sale of advertising inventory on an impression-by-impression basis. Programmatic transactions complement a publisher’s direct sales force by enabling them to automate their sales process and improve workflow capabilities to increase productivity. These transactions also create additional revenue opportunities by enabling buyers and publishers to directly communicate and share data to deliver more valuable targeted advertising. Given the substantial benefits of programmatic advertising, we believe that programmatic buying will continue to grow as a percentage of video advertising spend. A report from eMarketer (October 2019) estimates that programmatic digital video ad spending in the US will grow from $27.3 billion in 2019 to $33.4 billion in 2020, a 23% increase.

Despite the opportunities created by programmatic video advertising, publishers face a number of challenges that require sophisticated technology to solve. Publishers must manage a complex advertising landscape with an increasing number of buyers and technology intermediaries and multiple channels for content consumption for consumers, while protecting the value of their brand and ensuring a high-quality end user experience. For instance, publishers must ensure that ads load properly and do not cause delays in a live setting, are brand safe, match the quality of the premium content that is being viewed, are played at the appropriate volume, and are not overly repetitive. Publishers also need tools to ensure proper management of sales channel and advertiser conflicts, including managing the delivery of their directly sold and programmatic video inventory. These concerns are particularly pronounced for large media companies and broadcasters that are focused on growing their CTV and OTT business. All of these requirements must be executed in real-time and at scale, across multiple channels and devices. Our platform was built to solve these challenges for publishers.

Our Platform

Our software platform features:

•Leadership in CTV. We have strategically built our platform to meet the unique requirements of CTV publishers. Many of these publishers have their roots in linear television and it is important that established business practices in television advertising can be translated to programmatic CTV advertising. For instance, our ad-pod feature provides long-form content publishers with a tool analogous to commercial breaks in traditional linear television, so that they can request and manage several ads at once from different demand sources, in a single ad-pod. Using this tool, publishers can establish business rules such as competitive separation of advertisers to ensure that competing brand advertisements do not appear during the same commercial break and frequency capping to ensure that viewers do not receive repetitive ad placements.

•Programmatic supply side platform. Our platform is integrated with the leading DSPs, which enables publishers to seamlessly connect to buyers through our programmatic marketplace. Publishers are able to sell their inventory however they want to transact, including through: open auction, where buyers bid against each other in a real-time auction for the right to purchase a publisher’s inventory; private marketplaces, where select buyers are given the opportunity to bid on a curated set of inventory; or programmatic direct, where a publisher transacts with a specific buyer often based on a direct relationship between the publisher and buyer. Programmatic transactions complement a publisher’s direct sales force by enabling them to automate their sales process and improve workflow capabilities to increase productivity. These transactions also create incremental revenue opportunities by enabling buyers and publishers to directly communicate and share data to deliver more valuable targeted advertising.

•Advanced brand safety controls. We offer publishers advanced controls to ensure the integrity of their brand and protect the consumer viewing experience. For instance, our creative review tool lets publishers review the specific creative ad unit that is being served to their inventory, including the volume of the ad relative to their content. If the creative ad unit does not align with the publisher’s brand parameters or content guidelines, they can easily block the ad from serving.

•Holistic yield optimization. Our technology enables publishers to manage and deliver their video inventory through a single platform, allowing them to get a complete picture of their sales efforts and maximize revenue from their ad placements across channels no matter how it is sold. We provide publishers with essential tools to manage yield and maximize revenue opportunities, including the ability to define supply hierarchies and demand tiers, minimum price floors, and advertiser and category level black and white lists to manage potential sales channel conflicts.

•Real time reporting, analytics and diagnostics.  Our platform provides publishers with access to up-to-the-second reporting, which allows them to effectively monitor buying patterns and make real-time changes to take advantage of market dynamics and maximize their yield. We also offer extensive analytics that leverage billions of historical data points derived through our platform to drive long-term monetization strategy for publishers. Our real-time diagnostic tools enable publishers to discover and resolve any revenue impacting issues within seconds, as opposed to waiting days for post-campaign reporting.

•Inventory Intelligence.  Our inventory intelligence dashboard provides publishers with first and third-party data that offers valuable insights into their inventory such as performance, viewability and audience data. For instance, our TV Content Reporting tool provides CTV and OTT publishers with granular analytics around the bidding and buying patterns of specific show titles, episodes, content categories. This data can then be used by publishers to segment their advertising inventory so that it becomes more easily discoverable for buyers that are looking to deliver targeted, relevant advertising to consumers.

•Out-stream solution. Our proprietary out-stream solution creates additional advertising opportunities for publishers outside of their in-stream video content. This technology automatically launches video advertising in-content on a webpage or application as the user scrolls through an article. For print publishers, this product opens up a new source of advertising revenue that can be seamlessly sold through our platform or their direct sales force.

Our Competitive Strengths

•Built exclusively for video and CTV. Our platform is focused exclusively on managing and monetizing digital video inventory. Unlike other platforms that were originally built to monetize display advertising, our platform was built from day one to address the special requirements of online video, in particular applications running on mobile or CTV devices. Online video poses a number of unique challenges compared to display such as the ability to dynamically inserts ads into live streams, control for ad volume, ensure ad formats play across devices and best match the viewer’s environment, and accommodate spikes in video consumption around landmark events. Any failure to address these challenges could significantly impair the user experience, which is of utmost importance to premium publishers.

•Premium unique inventory. We have expended significant time and resources cultivating and building long-term relationships with premium content providers that offer high-quality unique video inventory, in particular in the CTV space. This inventory is highly sought after by advertisers looking to capitalize on the shift in video consumption from linear TV to digital and tends to be focused on a smaller number of large scale publishers. Many of our clients have limited experience with programmatic advertising and our subject matter experts often serve in consultative role within a client's organization to help establish best practices and drive their monetization strategy.

•Scaled programmatic marketplace. We have created a scaled marketplace of programmatic video supply and demand. Buyers on our platform include some of the largest brand advertisers in the world and our platform is connected with all of the leading video demand side platforms through server-to-server integrations that significantly reduce latency and response time.

•Fully agnostic platform for publishers. We are fully aligned with the interests of our publisher clients. Because we do not offer a buyer solution, we are able to avoid inherent conflicts of interest that exist when serving both the buy- and sell-side. In addition, because we do not own or publish content we are agnostic and have no preference towards delivering demand to any specific publisher. As a result, we are able to build trust with clients, many of whom incorporate their proprietary data into our platform. This trust provides us the benefit of long-term and stable relationships with our clients.

•Scalability and continuous innovation. Our platform is built with a flexible architecture and an adaptable data pipeline at its center, so that we can easily expand the platform as well as integrate with ecosystem partners, enabling our clients to use our platform as a full-suite solution to serve all of their needs. Our open architecture allows us to implement rapid product cycles so that we are continuously innovating to enhance our platform for our clients and stay ahead of the curve in a rapidly evolving industry. For example, we believe that we were the first sell-side solution to deliver programmatic ads into live streaming content.

•Self-service model. We offer a self-service model that lets publishers direct their own sale and management of video ad inventory without extensive involvement by our personnel.  This model allows us to scale efficiently and grow our business at a faster pace than the growth of our sales and support organization. As a result, we are able to achieve a high degree of operating leverage, which positions our business for growing profitability.

•Transparent pricing. We generate revenue each time an impression is monetized on our platform based on a simple and transparent fee structure established with our publisher partners and do not collect any fees directly from buyers. This allows publishers to get a true measure of the value of their inventory.

Clients and Sales

As of December 31, 2019, we had total sales and marketing staff of 107 employees. For 2019, 2018 and 2017 our total sales and marketing expenses were $25.5 million, $25.4 million and $28.1 million, respectively.
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
We are focused on establishing direct relationships with premium content providers that offer unique, high-quality production and viewing experiences, in particular in the CTV space. This inventory is highly sought after by brand advertisers looking to capitalize on the shift from linear TV to digital, as it combines a TV-like viewing experience with the significant advantages of online advertising, including the ability to target audiences and measure performance in real-time.

Unlike desktop or mobile video advertising which may come from disparate sources, CTV inventory tends to be focused on a smaller number of publishers. These publishers, tend to be larger and face a more sophisticated set of challenges compared to other online publishers. Accordingly, the sales cycle can be time and resource intensive.
Given the limited number of CTV publishers, we are focused on building deeper, long-term strategic partnerships with these clients through a full-service business development strategy. We have invested significant resources in identifying and cultivating these relationships. Our sales executives and account managers often serve a consultative role within a client’s sales organization to help establish best practices and evangelize the benefits of programmatic CTV advertising. This team is further supported by our product and engineering team with deep technical expertise, and for larger clients, we may build-out custom features or functionality to help drive deeper adoption of our platform.

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
Technology and Development

We have incurred substantial technology and development expenses developing, maintaining and improving the technology that underlies our platform. We believe that technology innovation is key to our success and we intend to continue to invest in the development of new feature sets and functionalities as well as enhancements to our existing product suite. As of December 31, 2019, we had a total of 35 employees engaged in technology and development functions. The majority of our technology and development team is located in Mountain View, California and New York, New York.
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
We believe that we compete on the basis of our ability to technologically innovate, the speed, reliability, scale and ease of use of our self-service platform, our ability to bring demand to publishers at scale, the quality of tools that we provide to publishers to manage and monetize their inventory and our real-time reporting and analytics. We believe that we compete favorably with respect to all of these factors. Other competitive strengths include our video-only focus, leadership position in CTV, independent business model that allows us to fully align with our publisher partners, and our emphasis on transparency in pricing and inventory quality.

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
Privacy and Data Protection
We are subject to or affected by federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, transfer and security of personal data. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Changes to these laws, regulations and guidelines may affect our ability to collect, use, and share personal data, and to provide services to customers that rely upon our ability to leverage data. The use of personal data for digital advertising is a topic of active interest among federal, state, and foreign regulatory bodies. Evolving global privacy and data protection requirements may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. Additionally, if we fail to follow the commitments we make in public privacy notices or applicable self-regulatory security standards we may incur significant fines or experience a significant increase in costs.
The California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020. Under the CCPA, businesses are required to grant expansive access, deletion and portability rights to consumers in the United States, similar to those provided under the European General Data Protection Regulation, or GDPR. In addition, the CCPA gives California residents the right to opt-out of the sale of their personal information; this opt-out right may impact the ability of ad tech companies to provide services to their customers if use of data in providing such services falls under the definition of a sale. The law also imposes burdensome storage and compliance obligations on publishers and ad tech companies. Interpretation of the requirements remains unclear due to the recent passage of the regulation. The law took effect on January 1, 2020, with the Attorney General enforcement of the CCPA delayed until July 2020. The CCPA may precipitate additional privacy regulation by federal, state and local governments, which may increase our compliance costs and strain our technical capabilities.
Our solutions reach devices and users throughout the world, including in APAC, North America, South America, and Europe. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply. For example, the European General Data Protection Regulation, or GDPR, went into effect in May 2018. GDPR introduces strict requirements for processing personal data and increases the compliance burden on us, including by mandating documentation requirements, granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20.0 million euros or up to 4% of annual global revenue. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
Employees
As of December 31, 2019, we had 179 employees, of which 35 were primarily engaged in technology and development functions, 107 were engaged in sales and marketing functions, and 37 were engaged in general and administrative functions. A majority of these employees are located in the United States, with employees also in Canada, France, Brazil, United Kingdom, and Australia. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be favorable.
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
Risks Relating to the Proposed Merger with Rubicon Project

We may not complete the merger with Rubicon Project or complete the merger within the timeframe we anticipate. Failure to complete the proposed merger could negatively impact our stock price and our future business and financial results.

The completion of the proposed merger with Rubicon Project is subject to a number of conditions, including, among other things, the receipt of approval from our stockholders and the Rubicon Project stockholders, which make the completion and timing of the proposed merger uncertain. The failure to satisfy all of the required conditions could delay the completion of the proposed merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the proposed merger will be satisfied or waived or that the proposed merger will be completed.

If the proposed merger is not completed, we may be materially adversely affected and, without realizing any of the benefits of having completed the merger, will be subject to a number of risks, including the following:

• we may experience negative reactions from the financial markets or from our customers, suppliers or employees;

• the market price of our common stock could decline;

• we could owe a substantial termination fee to Rubicon Project under certain specified circumstances;

• restrictions in the merger agreement on the conduct of our business prior to completion of the merger may adversely affect our ability to execute certain of our business strategies and cause certain other initiatives to be delayed or abandoned;

• if the merger agreement is terminated and our board seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Rubicon Project has agreed to in the merger agreement;

• time and resources, financial and other, committed by our management to matters relating to the proposed merger could otherwise have been devoted to pursuing other beneficial opportunities; and

• we will be required to pay our costs relating to the proposed merger, such as legal, accounting, financial advisory and printing fees, whether or not the proposed merger is completed.

In addition, if the proposed merger is not completed, we could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced to cause us to perform our obligations under the merger agreement. Any of these risks could materially and adversely impact our ongoing business, financial condition, financial results and stock price.

Similarly, delays in the completion of the proposed merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the merger and could materially and adversely impact our ongoing business, financial condition and financial results following the completion of the proposed merger.

The proposed merger exchange ratio is fixed and will not be adjusted in the event of any change in either our or Rubicon Project’s stock price or operating results. As a result, the value to be realized by our stockholders from the merger is subject to material uncertainties.

Upon completion of the proposed merger, each issued and outstanding share of our common stock (except for shares held by us as treasury stock and shares owned directly or indirectly by Rubicon Project) will be converted into the right to receive the merger consideration, which is equal to 1.082 fully paid and nonassessable shares of Rubicon Project common stock (and, if applicable, substituting cash in lieu of fractional shares). This exchange ratio was fixed in the merger agreement and will not be adjusted for changes in the market price of either Rubicon Project common stock or our common stock or as a result of changes in operating results of either Rubicon Project or us.

It is impossible to accurately predict the market price of Rubicon Project common stock at the completion of the merger and, therefore, impossible to accurately predict the market value of the shares of Rubicon Project common stock that our stockholders will receive upon closing of the merger. The market price for Rubicon Project common stock may fluctuate both prior to the completion of the proposed merger and thereafter for a variety of reasons, including, among others, general market and economic conditions, the demand for Rubicon Project’s or our products and services, changes in laws and regulations, other changes in Rubicon Project’s and our respective businesses, operations, prospects and financial results of operations, market assessments of the likelihood that the merger will be completed, and the expected timing of the proposed merger. Many of these factors are beyond our control. As a result, the market value represented by the exchange ratio will also vary.

We cannot assure you that, following the merger, the combined market prices of the combined company common stock will equal or exceed what the combined market price of Rubicon Project common stock and our common stock would have been in the absence of the merger. It is possible that after the proposed merger, the combined equity value of the combined company will be less than the combined equity value of Rubicon Project and us before the merger.

The announcement and pendency of the proposed merger may cause disruptions in our business or in Rubicon Project’s business, which could have an adverse effect on our business, financial condition or results of operations, and on the business, financial condition or results of operations of the combined business following the closing.

The announcement and pendency of the proposed merger could cause disruptions in our business or in Rubicon Projects’ business in the following ways, among others:

• some customers, suppliers, strategic partners and other persons with whom we and/or Rubicon Project has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Rubicon Project, as the case may be, as a result of the merger or otherwise; and

• uncertainties associated with the merger may have an adverse effect on our and Rubicon Project’s ability to attract or retain key management and other key personnel.

Should they occur, any of these developments could negatively affect our or the post-closing combined business’ respective revenues, earnings and/or cash flows, as well as the market price of our or Rubicon Project common stock. Each of the risks described above may also be exacerbated by delays or other adverse developments with respect to the completion of the merger.

Completion of the proposed merger may trigger change in control or other provisions in certain customer and other agreements to which we or Rubicon Project are a party, which may have an adverse impact on the combined company’s business and results of operations following completion of the merger.

The completion of the proposed merger may trigger change in control and other provisions in certain agreements to which we or Rubicon Project are a party. If we or Rubicon Project are unable to negotiate waivers of those provisions, counterparties may exercise their rights and remedies under the agreements, including terminating the agreements or seeking monetary damages or equitable remedies. Even if we or Rubicon Project are able to negotiate consents or waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us or Rubicon Project. Any of the foregoing or similar developments may have an adverse impact on the combined company’s business and results of operations following completion of the merger.

Shareholder litigation could prevent or delay the closing of the proposed merger or otherwise negatively impact our business and operations.

In connection with the proposed merger, two putative class action lawsuits and five individual lawsuit have been filed by purported stockholders against us, each of our directors and, in certain cases, Rubicon Project. Among other remedies, the plaintiffs in these lawsuits seek to enjoin the proposed merger. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay completion of the merger and result in substantial costs to us, including any costs associated with indemnification. Additional lawsuits may be filed in connection with the proposed merger against us, Rubicon Project and/or our or their respective directors and officers, which additional lawsuits could also prevent or delay the consummation of the proposed merger and result in additional costs. The ultimate resolution of these lawsuits cannot be predicted with certainty, and an adverse ruling in any such lawsuit may cause the proposed merger to be delayed or not to be completed. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is consummated, or that is filed after the merger is consummated, may adversely affect the combined company’s business, financial condition, results of operations and cash flows. While we believe the claims asserted in the existing complaints are without merit, we cannot currently predict the outcome of or reasonably estimate the possible loss or range of loss from any these lawsuits or claims. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of the proposed merger.

The combined company may be unable to successfully integrate the businesses and realize the anticipated benefits of the proposed merger.

The success of the proposed merger will depend, in part, on the combined company’s ability to successfully combine and integrate the businesses, and realize the anticipated benefits, including synergies, cost savings, innovation and technological opportunities and operational efficiencies from the merger in a manner that does not materially disrupt existing customer, supplier and employee relations and does not result in decreased revenues due to losses of, or decreases in use of its solutions by, buyers and sellers of advertising inventory. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the combined company common stock may decline. The combined company may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected.

The integration of the two companies may result in material challenges, including, without limitation:

• managing a larger, more complex combined business;

• maintaining employee morale and retaining key management and other employees;

• retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the merger, and attracting new business and operational relationships;

• consolidating corporate and administrative infrastructures and eliminating duplicative operations, including unanticipated issues in integrating information technology, communications and other systems;

• coordinating geographically separate organizations; and

• unforeseen expenses or delays associated with the merger.

Many of these factors will be outside of the combined company’s control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and other adverse impacts, which could materially affect the combined company’s financial position, results of operations and cash flows.

Due to legal restrictions, we and Rubicon Project are currently permitted to conduct only limited planning for the integration of the two companies following the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all.

Further information relating to risks associated with the proposed merger can be found in the Proxy Statement we filed with the Securities and Exchange Commission on February 13, 2020.

Risks Relating to Our Business and Industry

Our business model has substantially changed in recent years and is continuing to develop; accordingly, our past operating results may not be indicative of future performance.

Our seller platform was introduced to market in 2015. Historically, in addition to our seller platform, we also operated a buyer platform business, which enabled advertisers, agencies and other buyers of advertising to discover, buy, optimize and measure the effectiveness of their video ad campaigns across digital screens.

In 2017, we made the strategic decision to divest of our buyer platform business. As a result of the divestiture, our business model substantially changed as we became a fully programmatic self-service platform focused exclusively on sellers. In addition, the transaction significantly reduced the scale of our business, as our buyer platform represented more than a majority of our revenue at the time of the divestiture. Accordingly, it may be difficult to assess our future prospects based on our historical performance and operating history prior to the sale of our buyer platform.

In addition, on December 19, 2019, we agreed to combine with Rubicon Project in an all-stock merger, which is currently pending. If the proposed merger with Rubicon Project is consummated we will be part of a substantially larger combined business. However, the combined company may be unable to successfully integrate the businesses and realize the anticipated benefits of the proposed merger.

The success of our business faces a number of challenges in addition to those that may arise from the proposed merger, including:

•developing market acceptance for our platform;

•continuing to innovate and improve the technology that underlies our platform, including developing new products and functionalities for connected TV, or CTV, publishers;

•maintaining and expanding our existing relationships, and developing new relationships with publishers and buyers on our platform;

•increasing our access to premium advertising inventory and advertiser demand;

•the growth, evolution and rate of adoption of programmatic video advertising by CTV publishers;

•the pace of adoption of connected TV, or CTV, and over-the-top, or OTT, video viewing as a substitute for traditional cable and broadcast TV;

•the growth in ad-supported CTV applications;

•maintaining desktop and mobile spend through our platform, while continuing to focus our resources on growing CTV spend;

•our ability to effectively monetize inventory made available through header-bidding solutions;

•ensuring that our business complies with evolving industry standards, in particular with respect to privacy;

•offering competitive rates to publishers;

•providing publishers with improved yield and monetization, and access to unique data and feature sets, compared to competitors;

•ensuring that we serve advertisements in brand-safe environments and are effectively combating fraudulent activities;

•the development of disruptive technologies or functionalities by competitors or other members of the programmatic eco-system;

•maintaining and increasing the value of our brand and goodwill with buyers and publishers;

•effectively controlling our costs as we grow our business;

•our ability to adjust pricing models to account for new product or service offerings or changes in client preferences or demands, without disrupting our business or revenue generations;

•responding to evolving government regulations relating to the internet, telecommunications, privacy, marketing and advertising aspects of our business; and

•identifying, attracting, retaining and motivating qualified personnel.

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

We incurred net loss of $9.0 million for the year ended December 31, 2019, and net loss of $9.4 million for the fiscal year 2018. We do not know if we will be able to achieve profitability or maintain profitability on a continued basis. Although our revenue has grown significantly since the introduction of our platform, we may not be able to maintain our historical rate of growth as our business continues to mature. Furthermore, the amount of revenue we generate on our platform as a percentage of the spend transacted varies across clients and depends on the type of transaction being executed, which makes it more difficult to predict the revenue that may result from any anticipated level of spend being transacted through our platform. We anticipate that our operating expenses in respect of our platform will continue to increase in absolute dollars as we scale our business and expand our operations. In particular, we plan to continue to invest in our CTV business. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control and we may never be able to generate sufficient revenue to achieve or sustain profitability.

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

In December 2019, a novel strain of coronavirus originating in China surfaced. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In addition to potentially causing a reduction in advertising spend, the current outbreak may result in significant disruption to our operations.

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

Our future success will depend on our ability to adapt and innovate. To attract new clients and increase spend transacted through our platform, we will need to expand and enhance our solutions to meet client needs, add functionality and address technological advancements, including with respect to the sale of video advertising through new and developing mediums and platforms such as CTV. If we fail to develop new solutions that address our client’s needs, or enhance and improve our solutions in a timely manner or conform to industry standards, we may not be able to achieve or maintain adequate market acceptance of our solutions, and our solutions may become less competitive or obsolete.

Our ability to grow is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver to publishers increased yield and monetization more efficiently or effectively than our solutions, such technologies could adversely impact our ability to compete. Programmatic technologies are continuously evolving and the emergence of new technologies or functionalities has in the past and may in the future disrupt our business.

For instance, we have recently seen an expansion in the number of video publishers that are utilizing header- bidding solutions, in particular in desktop and mobile. Header-bidding is a programmatic technique that enables publishers to offer inventory to multiple advertising exchanges and platforms at once, rather than in sequence through a waterfall dictated by the seller’s ad server. These solutions expose us to additional competition from platforms that, prior to the emergence of header-bidding, may not have been able to access such inventory because they lacked a direct integration with the seller. Moreover, some of our competitors have developed proprietary header-bidding solutions or specific functionalities or tool sets aimed at improving the efficiency of header-bidding auctions, which may provide them with a competitive advantage. This increased competition has resulted in a loss of market share with certain publishers and contributed to the decline in our mobile and desktop business. In addition, we expect header-bidding or similar solutions to become more prevalent among CTV publishers in the future. If we are unable to effectively monetize impressions through header-bidding solutions we may lose revenue opportunities, which would have a negative impact on our financial results.

The market in which we participate is intensely competitive and fragmented, and we may not be able to compete successfully with our current or future competitors.

We operate in a dynamic and competitive market, influenced by trends in both the overall advertising market as well as the online video advertising industry. The competitive dynamics of our market are unpredictable because our market is in an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations. We compete with large internet companies such as Google, Inc. and Facebook, Inc. that offer video advertising services and sell video advertising inventory as part of a larger solution, as well as supply side platforms, advertising exchanges, ad servers, and other advertising platforms that represent publishers. Publishers that utilize our platform may use other platforms or technology providers to sell their inventory, integrate directly with buyers, or sell a significant portion of their inventory through their own sales organizations without use of our platform.

Many of our competitors and potential competitors have significant client relationships, much larger financial resources and longer operating histories than we have and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online video advertising industry as a whole. They, or other companies that offer competing advertising solutions, may establish or strengthen cooperative relationships with buyers or publishers, thereby limiting our ability to promote our solutions and generate revenue. In addition, many of these companies are also providers of content, and have access to large amounts of first party data, which are not available to us.

Our business may suffer to the extent that buyers and publishers purchase and sell online video advertising directly from each other without the use of our platform, including through direct integrations between publishers and DSPs. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services aimed at capturing advertising spend. For instance, ad servers, which generally dictate the sequencing of ad priorities for publishers, have introduced products that allow a publisher to manage and sell their directly sold inventory with their programmatic inventory in a single unified auction. This solution has a number of potential advantages for a publisher as it allows them to create a unified auction strategy across their inventory pool. If the market shifts towards such new technologies and we are unable to either provide such solutions or a compelling alternative, we may incur increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

We believe that we compete primarily on the basis of the speed, reliability, scale and ease of use of our self-service platform, our differentiated CTV functionality, the quality of tools that we provide to publishers to control their inventory, our real-time reporting and analytics, our ability to continuously innovate and our ability to provide and attract demand to publishers at scale. If we are unable to compete favorably with respect to any of these factors our business could suffer.

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

If CTV advertising spend grows more slowly than we expect our operating results and growth prospects could be harmed.

The growth of our platform is, in part, dependent on the continued growth in CTV advertising spend. Growth in the CTV advertising market is dependent on a number of factors, including the pace of cord-cutting (the replacement of tradition cable or broadcast TV for digital), the continued proliferation of digital content and CTV providers, the adoption of ad-supported models by CTV publishers in lieu of, or in addition to, subscription models, and an acceleration in the shift of ad dollars from traditional linear TV to CTV to keep pace with changing viewership habits. If the market for ad-supported CTV develops more slowly than we expect, or fails to develop as a result of these or other factors, our operating results and growth prospects could be harmed.

If CTV publishers fail to adopt programmatic advertising solutions, or adopt such solutions more slowly that we expect, our operating and growth prospects could be harmed.

As online video advertising has continued to scale and evolve, the amount of online video advertising being bought and sold programmatically has increased dramatically. Programmatic buying refers to the automated purchase and sale of digital advertising through technology, including the use of real-time bidding technology that allows for the dynamic purchase and sale of advertising inventory on an impression-by-impression basis. Programmatic transactions complement a publisher’s direct sales force by enabling them to automate their sales process and improve workflow capabilities to increase productivity. These transactions also create improved revenue opportunities by enabling buyers and publishers to directly communicate and share data to deliver more valuable targeted advertising.

Despite the opportunities created by programmatic advertising, CTV publishers have been slower to adopt programmatic solutions compared to desktop and mobile video publishers. Many of these publishers have backgrounds in cable or broadcast television and have limited experience with online video advertising, and in particular programmatic advertising. For these publishers, it is extremely important to protect the quality of the viewer experience to maintain brand goodwill and ensure that online advertising efforts do not create sales channel conflicts or otherwise detract from their direct sales force. In this regard, programmatic advertising presents a number of potential challenges, including the ability to ensure that ads are brand safe, comply with business rules around competitive separation, are not overly repetitive, are played at the appropriate volume and do not cause delays in load-time of content. Our platform was designed to address these challenges and we have invested significant time and resources cultivating relationships with CTV publishers to establish best practices and evangelize the benefits of programmatic CTV.

While we believe that programmatic advertising will continue to grow as a percentage of overall CTV advertising, there can be no assurances that CTV publishers will adopt programmatic solutions or the speed at which they may adopt such solutions. Any such failure or delay in adoption could negatively impact our finance results and growth prospects.

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

These risks are particularly pronounced with CTV publishers. CTV inventory is highly sought after, and unlike desktop or mobile video advertising, which may come from disparate sources, CTV inventory tends to be concentrated on a smaller number of larger publishers that enjoy significant negotiating leverage. This dynamic has been exacerbated by consolidation in the industry, as a number of digital-first CTV publishers have been acquired by larger established television and media brands. In some instances, consolidation may result in the loss of business with an existing client. For example, if an acquiror has a preferred relationship with one of our competitors or has a proprietary solution. As a result of this concentration, the loss of a CTV client may result in a significant decrease in the amount of CTV inventory available through our platform.

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

We may not be able to provide publishers with sufficient access to buyer demand through our platform

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

We generate revenue through our platform on a transactional basis where we are paid by a publisher each time an impression is monetized on our platform. Typically, this fee is structured as a percentage of advertising spend that the publisher receives for its inventory.

Our take rate, or the revenue that we receive from a publisher for each advertising impression monetized through our platform as a percentage of the sale price for the impression, varies by publisher and transaction type. For instance, we may receive a different take rate with respect to a transaction executed via open auction compared to a private marketplace transaction, or we may agree to a lower take rate to win a particular client’s business. Even if we are able to accurately forecast the anticipated total ad spend transacted by buyers across our platform, we may have limited visibility regarding our overall take rate and the revenue we will generate because we do not control the type of transaction or publisher inventory that will be purchased.

For substantially all transactions executed through our platform, we act as an agent of behalf of our publisher clients and our revenue is recognized net of any inventory costs that we remit to publishers. As a result, a decrease in our take rate could cause our revenue to decrease notwithstanding an increase in the total spend transacted through our seller platform. In 2019 our average take rate declined compared to 2018, and our average take rate may decline further in future periods. There are a number of factors that influence our take rate, including the composition of our publisher inventory and competitive pricing pressures. Our strategic focus is to partner with large premium publishers that create TV-like content, in particular in CTV. This inventory is highly sought after and these publishers tend to enjoy increased negotiating leverage. We may lower our take rates to attract these publishers to our platform and to secure access to unique inventory on a preferred or exclusive basis.

Our business depends in part on the success of our strategic relationships with third parties.

Our business depends in part on our ability to continue to successfully manage and enter into successful strategic relationships with third parties. We currently have and are seeking to establish new relationships with third parties, including data management platforms, header-bidding solutions, ad-servers, fraud identification services, attribution and viewability vendors and other third-party technology providers that participate in the programmatic ecosystem.
 Our results are dependent, in part, on our ability to integrate our technology with third party demand side platforms, or DSPs. These DSPs bid on and purchase ad inventory on our platform on behalf of their advertiser and agency clients. Accordingly, we are reliant on third party DSPs, to access buyer demand and increase the amount of spend that is transacted through our platform. We do not have exclusive relationships with DSPs and they are generally free to stop transacting on our platform with little or no notice. Moreover, a DSP may reduce its spending on our platform for reasons outside of our control, including a loss of their clients or adjustment in strategy. As a result, we may have limited visibility as to our future advertising revenue streams from our buyers. DSPs often control significant amounts of advertising spend across a broad spectrum of buyers; therefore, any material reduction in spending on our platform by a DSP could materially impair our operating results. As of

December 31, 2019, one of our DSPs accounted for an aggregate of 46.5% of our outstanding accounts receivables. In some instances, the DSPs that transact on our platform are also our competitors. As a result, they may be more likely to decrease or eliminate their spending on our platform.
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

We rely on DSPs to purchase advertising on behalf of advertisers. Such DSPs may have or develop high-risk credit profiles or pay slowly, which may result in credit risk to us.

Generally, we invoice and collect from buyers the full purchase price for impressions they have purchased, retain our fees, and remit the balance to sellers. However, in some cases, we may be required or choose to pay sellers for impressions delivered before we have collected, or even if we are unable to collect, from the buyer of those impressions. There can be no assurances that we will not experience bad debt in the future, and write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur.

 We may be unable to maintain or expand our relationships with key advertisers and agencies, or attract new advertisers and agencies.

Advertisers and agencies generally transact on our platform through third party DSPs that are integrated with our platform. While the DSP is responsible for purchasing ad inventory, the overall direction of the advertising spend is typically determined by the advertiser or advertising agency. Moreover, for certain private marketplace transactions, the specific parameters of a campaign may be negotiated directly with the advertiser or agency without involvement of a DSP. Accordingly, our ability to increase spend transacted through our platform requires us to maintain and expand our relationships with brand advertisers, including the ad agencies that represent them, in addition to servicing DSPs directly. A buyer’s willingness to purchase inventory through our platform depends on a number of factors, including our ability to secure sought after high performing inventory, our ability to provide transparency, our access to inventory across multiple screens and devices, our client support and sales efforts, seasonal pattern in buyers’ spending, and reductions in spending levels or changes in strategies. In addition, an advertiser or agency may direct its advertising campaigns through a DSP that is not integrated with our technology, in which case we would not be able to attract such spend through our platform. We cannot assure that buyers will continue to transact through our platform or that we will be able to replace departing buyers with new buyers from whom we generate comparable revenue.
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

Our operating results have historically fluctuated and our future operating results may vary significantly from quarter to quarter due to a variety of factors. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Given our relatively short operating history, the rapidly evolving online video advertising industry and the substantial changes to our business model following the sale of our buyer platform in 2017, our historical operating results may not be useful in predicting our future operating results. In addition, if the pending merger with Rubicon Project is completed we will be part of a much larger and more diversified business.

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

Our revenue and the spend transacted through our platform tends to be seasonal in nature and varies from quarter to quarter. During the first quarter, advertisers generally devote less of their budgets to ad spending, with the fourth quarter generally representing the largest quarter of ad spending. In addition, we tend to see an increase in the amount of advertising through our platform in years in which there are impending elections for various state and national offices when political advertising revenue tends to increase, in particular during presidential election years. The amount and timing of this political spending is difficult to predict and may fall below our expectations. This seasonality impacts the amount of revenue we generate through our platform. In addition, our operating cash flows could also fluctuate materially from period to period as a result of these seasonal fluctuations.

Acquisitions, dispositions or business combinations could entail significant execution, integration and operational risks.

As part of our business strategy, we may acquire or dispose of certain businesses, assets or technologies. Acquisitions, business combinations, and dispositions, including our proposed merger with Rubicon Project, involve numerous risks, any of which could harm our business, including:

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

We have offices outside of the United States in Australia, Canada, United Kingdom, France, Brazil and New Zealand.

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

Our business and operations may consume resources faster than we anticipate. If the proposed merger is not consummated, in the future we may need to raise additional funds to expand our marketing and sales and technology development efforts or to make acquisitions. Additional financing may not be available on favorable terms, if at all. Our credit facility matures in March 2020 and we do not currently intend to seek a renewal or extension. In the event the merger with Rubicon Project is not consummated, we may be unable to find a new credit facility on terms that are acceptable to us. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our marketing and sales and technology development efforts or take advantage of acquisition or other opportunities, which could harm our business and results of operations. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

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

These restrictions could inhibit our ability to pursue our business strategies. We are also subject to a financial covenant with respect to a minimum cash balance, a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months, tested quarterly. The minimum quick ratio and Adjusted EBITDA covenants will only be tested if our net cash balance falls below a specified amount. If we default under our credit facility, and such event of default is not cured or waived, the lender could cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments.

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

We believe that our future success is highly dependent on the contributions of our senior management, as well as our ability to attract and retain additional senior management and highly skilled and experienced technical and other personnel in the United States and abroad. All of our employees, including our senior management and senior technical personnel, are free to terminate their employment relationship with us at any time, and their knowledge of our business, technology and industry may be difficult to replace. Qualified technical personnel and engineers are in high demand, particularly in the digital media industry, and we may incur significant costs to attract them. Many of the companies with which we compete for experienced personnel also have greater resources than us. Additionally, volatility or lack of performance in our stock price may also affect our ability to attract employees and retain our key employees. These risks may be exacerbated by our proposed merger with Rubicon Project. If we are unable to attract and retain our senior management and key employees, our ability to develop and successfully grow our business could be harmed.

Defects or errors in our solutions could harm our reputation and result in significant costs to us.

The technology underlying our platform, including our proprietary technology and technology provided by third-parties, may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data we utilize. Errors, defects, disruptions in service or other performance problems in our solutions could result in the failure of an ad campaign. Any such failure, malfunction, or disruption in service could harm our reputation and result in significant costs to us.

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

The occurrence of a natural disaster, a public health crisis, such as a pandemic or epidemic, an act of terrorism, vandalism or sabotage, a decision to close our third-party data center hosting facilities or the facilities of any third-party provider without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our solutions. While we have disaster recovery arrangements in place, they have not been tested under actual disasters or similar events and may not effectively permit us to continue to provide our solutions in the event of any problems with respect to our data center hosting facilities or any other third-party facilities. To date, we have not experienced these types of events, but we cannot provide any assurances that they will not occur in the future. If any such event were to occur to our business, the delivery of our solutions could be impaired and our business harmed.

Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may be limited in the portion of net operating loss carry-forwards, or NOLs, that we can use in the future to offset taxable income for U.S. federal income tax purposes. Our U.S. federal NOLs will expire in various years beginning in 2025 through 2036. Our foreign NOLs can be carried forward without limitation in each respective country. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Internal Revenue Code in prior years that may limit our ability to utilize a portion of the NOLs in the future.  In addition, future changes in our stock ownership, including as a result of the pending merger with Rubicon Project, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to substantially all of our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

In addition, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020. Under the CCPA, businesses are required to grant expansive access, deletion and portability rights to consumers in the United States, similar to those provided under the GDPR. In addition, the CCPA gives California residents the right to opt-out of the sale of their personal information; this opt-out right may impact the ability of ad tech companies to provide services to their customers if use of data in providing such services falls under the definition of a sale. The law also imposes burdensome storage and compliance obligations on publishers and ad tech companies. Interpretation of the requirements remains unclear due to the recent passage of the regulation. The law took effect on January 1, 2020, with the Attorney General enforcement of the CCPA delayed until July 2020. The Attorney General has proposed regulations that are still in a public comment period and could be revised. The delay in enforcement and finalizing of the applicable regulations creates uncertainty as to the requirements of the law and its impact on our business. The CCPA may precipitate additional privacy regulation by federal, state and local governments, which may increase our compliance costs and strain our technical capabilities, and which may conflict with each other.

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

In addition, new laws and regulations, such as the GDPR and CCPA, restrict the ability to collect and process certain types of user data, including, in the case of GDPR, requiring user consent or another legal basis in order to collect or process personal data and, in the case of CCPA, giving the user a right to opt out of the collection or processing of personal data. To the extent publishers are unable to obtain valid consent or otherwise provide a legal basis for collecting and processing personal data, it would impair the ability to deliver targeted advertisements on their inventory.

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

Our business model depends upon the continued compatibility of our solutions with most internet-connected devices across desktop, mobile, tablet, and CTV devices, as well as the major operating systems that run on them. The design of these devices and operating systems are controlled by third-parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. In some cases, the parties that control the development of internet-connected devices and operating systems include companies that we regard as our competitors, including some of our most significant competitors.  If our solutions were unable to work or we were unable to collect data on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to sell video ads on them, our ability to grow our business could be impaired.

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

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement or misappropriation without major financial expenditures or adverse consequences. From time to time we face claims by third-parties that we infringe upon or misappropriate their intellectual property rights, and we may be found to be infringing upon or to have misappropriated such rights. Such claims may be made by competitors or other parties. We cannot assure you that we are not infringing or violating any third-party intellectual property rights. From time to time, we or our clients may be subject to legal proceedings relating to our solutions or underlying technology and the intellectual property rights of others, particularly as we expand the complexity and scope of our business. As a result of disclosure of information in filings required of a public company, our business and financial condition is more visible, than those of private companies, which we believe may result in threatened or actual litigation, including by competitors and other third-parties.

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

We have in the past identified a material weakness in our internal controls and may in the future discover areas of our internal controls over financial reporting that need improvement. If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources and could lead to substantial additional costs for accounting and legal fees.

Our independent registered public accounting firm is also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to report on the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2019 and December 31, 2019, our stock price has ranged from $2.81 per share to $10.57 per share. In addition, the trading prices of the securities of advertising technology companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. In addition to the factors discussed in this “Risk Factors” section and elsewhere in our public filings with the SEC, factors affecting the market price of our common stock include:

· price and volume fluctuations in the overall stock market, or in the market for the stock of comparable companies, from time to time;

· announcements of acquisitions or dispositions or developments regarding pending transactions, including the  proposed merger with Rubicon Project, and market assumptions regarding whether and when the potential merger will occur;

· the stock price of Rubicon Project (given the proposed merger);

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

Sales of a substantial number of shares of our common stock, or the perception that a substantial number of shares could be sold, including under our shelf registration statement filed with the SEC on November 6, 2017, could reduce the market price of our common stock. As of March 12, 2020, we had 48,047,492 shares of common stock outstanding.

In addition, an aggregate of 3,593,624 shares of common stock issuable upon exercise of options and vesting of RSUs outstanding, as of December 31, 2019 will become available for sale immediately upon the exercise of such option awards or vesting of such RSU awards.

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

Our executive officers, directors and principal stockholders and their respective affiliates beneficially owned, in the aggregate, a significant percentage of our outstanding common stock as of December 31, 2019. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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
We currently sublease our former headquarters located at 1501 Broadway, New York, New York and 53 W 23rd St, New, New York.
We also lease offices in Mountain View, California; San Francisco, California; Los Angeles, California; Melbourne, Australia; Sydney, Australia; London, England; Paris, France; Toronto, Canada; Kuala Lumpur, Malaysia; São Paulo, Brazil; and Auckland, New Zealand. In addition, we utilize a third-party data center hosting facility located in New York, New York. We believe our facilities are adequate for our current and near-term needs. If our proposed merger with Rubicon is consummated, our needs will change and any new facilities we acquire or lease could have a material impact on our financial condition.

ITEM 3.  LEGAL PROCEEDINGS
Between February 5 and February 28, 2020, seven lawsuits were filed by purported stockholders in connection with our proposed stock-for-stock merger with the Rubicon Project, Inc. (the “Merger”). Two lawsuits were brought as putative class actions and are captioned Sabatini v. Telaria, Inc., et al., No. 1:20-cv-00219 (D. Del. filed Feb. 13, 2020) and Carter v. Telaria, Inc., et al., No. 1:20-cv-01576 (S.D.N.Y. filed Feb. 21, 2020). Five lawsuits were brought by the plaintiffs individually and are captioned Stein v. Telaria, Inc., et al., No. 1:20-cv-01010 (S.D.N.Y. filed Feb. 5, 2020); Lin v. Telaria, Inc. et al., No. 1:20-cv-01277 (S.D.N.Y. filed Feb. 13, 2020); Melool v. Telaria, Inc., et al., No. 1:20-cv-00836 (E.D.N.Y. filed Feb. 15, 2020); Robinson v. Telaria, Inc., et al., No. 1:20-cv-01380 (S.D.N.Y. filed Feb. 18, 2020); and Wu v. Telaria, Inc., No. 1:20-cv-01790 (S.D.N.Y. filed Feb. 28, 2020) (collectively, the “Complaints”). The Complaints name us and each member of our board of directors as defendants. The Sabatini complaint additionally names Rubicon Project and Madison Merger Corp. as defendants. The Complaints allege violations of Section 14(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against all defendants, and assert violations of Section 20(a) of the Exchange Act against the individual defendants. The Sabatini complaint additionally alleges a claim under Section 20(a) of the Exchange against the Rubicon Project and Merger Sub. The Stein and Carter complaints additionally allege a violation of 17 C.F.R. § 244.100 against all defendants. The plaintiffs contend that the Telaria Definitive Proxy Statement filed as part of the Rubicon Project’s registration statement on Form S-4 on January 30, 2020 and amended on February 7, 2020, omitted or misrepresented material information regarding the Merger. The Complaints seek injunctive relief, rescission or rescissory damages, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. The Lin and Sabatini complaints also seek dissemination of a proxy statement that discloses certain information requested by those plaintiffs. The defendants believe the claims asserted in the Complaints are without merit.

In addition to the Complaints, from time to time we may be involved in legal proceedings or subject to claims arising in the ordinary course of our business. We do not believe we are a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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
Holders of Record
As of March 12, 2020, there were approximately 26 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of Telaria, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares, for the period from January 1, 2014 through December 31, 2019, the cumulative total return on our common stock, the NYSE Composite Index and the Powershares S&P SmallCap Information Technology Portfolio Index.  The graph assumes $100 was invested on June 26, 2013, in the common stock of Telaria, Inc., the NYSE Composite Index and the Powershares S&P SmallCap Information Technology Portfolio Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
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
Recent Sales of Unregistered Securities
N/A
Purchases of Equity Securities by the Issuer
N/A

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth our selected consolidated financial data. The following selected consolidated financial data for the years ended December 31, 2019, 2018, and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements that are included in Part II, Item 8 of this Annual Report, which have been audited by BDO in 2019 and Ernst and Young in the preceding years, both are independent registered public accounting firms. The selected consolidated financial data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future.
The following data should be read together with the information set forth in Item II, Part 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Years Ended December 31,
	2019¹	2018¹	2017¹	2016¹	2015¹
	(dollars in thousands, except share and per share data)
Revenue	$68,038	$55,165	$43,799	$29,121	$9,611
Cost of revenue	13,625	6,844	3,448	2,211	945
Gross profit	54,413	48,321	40,351	26,910	8,666

Operating expenses:
Technology and development(2)	11,140	9,925	8,586	6,961	4,762
Sales and marketing(2)	25,503	25,424	28,073	22,297	13,841
General and administrative(2)	29,200	20,187	20,197	16,069	16,883
Restructuring Costs	—	149	—	—	—
Depreciation and amortization	1,486	3,705	4,586	3,754	2,176
Mark-to-market	—	57	148	1,263	—
Total operating expenses	67,329	59,447	61,590	50,344	37,662

Loss from continuing operations	(12,916)	(11,126)	(21,239)	(23,434)	(28,996)

Interest and other income (expense):
Interest expense, net	—	(89)	(78)	(129)	(10)
Other income (expense), net	4,385	1,975	1,270	(123)	30
Total interest and other income (expense), net	4,385	1,886	1,192	(252)	20
Loss from continuing operations before income taxes	(8,531)	(9,240)	(20,047)	(23,686)	(28,976)

Provision (benefit) for income taxes	476	(10)	(347)	164	200

Loss from continuing operations, net of income taxes	(9,007)	(9,230)	(19,700)	(23,850)	(29,176)

Gain (loss) on sale of discontinued operations, net of income taxes	—	(136)	14,626	—	—
Income (loss) from discontinued operations, net of income taxes(3)	—	—	7,301	2,903	(14,054)
Total income (loss) from discontinued operations, net of income taxes	—	(136)	21,927	2,903	(14,054)

Net income (loss) attributable to common shareholders	(9,007)	(9,366)	2,227	(20,947)	(43,230)

Net earnings (loss) per share - basic and diluted(4)
Loss from continuing operations, net of income taxes	$(0.20)	$(0.18)	$(0.39)	$(0.46)	$(0.57)
Discontinued operations, net of income taxes	—	—	0.43	0.06	(0.27)
Net income (loss)	$(0.20)	$(0.18)	$0.04	$(0.40)	$(0.84)

Basic and diluted weighted-average number of shares outstanding(4)	45,864,500	51,764,506	50,511,366	52,279,738	51,684,397

Other Financial Data (unaudited):

Adjusted EBITDA(5)	$1,003	$(360)	$(6,517)	$(11,829)	$(22,565)

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Cash, cash equivalents and short-term investments	$54,164	$47,659	$76,320	$43,160	$59,887
Working capital	41,432	42,253	77,153	56,168	74,148
Total assets	256,850	174,706	150,428	154,225	168,124
Total liabilities	200,073	120,311	67,289	75,703	66,692
Total stockholders’ equity	$56,777	$54,395	$83,139	$78,522	$101,432
(1)Financial statements have been adjusted to reflect the sale of our buy side business, which was sold on August 7, 2017, as discontinued operations.
(2) Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Technology and development	$818	$492	$615	$459	$301
Sales and marketing	2,196	1,470	2,062	476	472
General and administrative	2,745	1,858	2,044	1,551	1,683
Total stock-based compensation expense	$5,759	$3,820	$4,721	$2,486	$2,456

(3) Includes impairment charges incurred during the year ended December 31, 2015 of (i) $20.9 million related to goodwill (ii) $1.2 million related to certain intangible assets, and (iii) $0.6 million related to certain property and equipment.
(4) As a result of our operating losses incurred for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, all potentially dilutive securities are anti-dilutive and, accordingly, basic and diluted weighted-average number of shares of common stock outstanding is equal for the years presented.
(5) Adjusted EBITDA represents our loss from continuing operations, net of income taxes, before depreciation and amortization expense, total interest and other income (expense), net and provision for income taxes, and as adjusted to eliminate the impact of non-cash stock-based compensation expense, expenses for prior corporate facilities required to be recorded as operating expenses as a result of the adoption of certain accounting standards, acquisition related costs, transaction costs, mark-to-market expense, executive severance, retention and recruiting costs, disposition related costs, expenses for transitional services, litigation costs and other adjustments. Adjusted EBITDA is a key financial measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses we do not consider to be indicative of our core operating performance in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.

Adjusted EBITDA is a non-GAAP financial measure. Our use of adjusted EBITDA has limitations as an analytical tool,  and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (a) although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash and capital expenditure requirements for such replacements or for new capital expenditure requirements; (b) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (c) Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; (d) Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (e) Adjusted EBITDA does not reflect adjustments that may represent a reduction in cash available to us; and (f) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net loss and our other U.S. GAAP financial results:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Loss from continuing operations, net of income taxes	$(9,007)	$(9,230)	$(19,700)	$(23,850)	$(29,176)
Adjustments
Depreciation and amortization expense	1,676	3,705	4,586	3,754	2,176
Total interest and other income (expense), net(1)	(4,385)	(1,886)	(1,192)	252	(20)
Provision (benefit) for income taxes	476	(10)	(347)	164	200
Stock-based compensation expense	5,759	3,820	4,721	2,486	2,456
Acquisition-related costs(2)	—	483	1,810	3,583	892
Transaction costs(3)	1,715	—	—	—	—
Expenses for prior corporate facilities (4)	4,212	—	—	—	—
Mark-to market expense(5)	—	57	148	1,263	—
Executive severance, retention and recruiting costs(6)	557	839	1,421	59	579
Disposition related costs(7)	—	—	1,029	—	—
Expenses for transitional services(8)	—	697	905	—	—
Litigation costs	—	—	—	194	328
Other adjustments(9)	—	1,165	102	266	—
Total net adjustments	10,010	8,870	13,183	12,021	6,611
Adjusted EBITDA	$1,003	$(360)	$(6,517)	$(11,829)	$(22,565)

(1) For the year ended December 31 2019, includes sublease income related to our former office locations but does not include sublease expense, due to the adoption of ASC 842. For the year ended December 31, 2018, includes sublease income net of sublease expense. In addition for the year ended December 31, 2018, includes income received from the transfer of rights in the name "Tremor Video".

(2) For 2018, reflects acquisition-related costs incurred in connection with our acquisition of SlimCut Media ("SlimCut") in June 2018. For 2017, 2016 and 2015, represents acquisition-related costs and related earnout payments incurred in connection with the acquisition of The Video Network Pty LTd ("TVN"). Refer to Note 4 - Fair Value Measurements and Note 7 - Acquisition, in the notes to the consolidated financial statements.

(3) For 2019, reflects the transaction costs incurred as a result of the anticipated merger with Rubicon Project that is expected to close in April 2020.

(4) For 2019, reflects lease costs for prior corporate facilities, previously recorded in interest and other income (expenses), which are now required to be recorded in operating expenses as a result of the adoption of ASC 842. Refer to note 12 - ASC 842 (leases) for more information.

(5) For 2018, reflects expense incurred based on the re-measurement of the estimated fair value of earn-out payments that were paid in connection with the acquisition of SlimCut and for the year-ended December 31, 2017 and December 31, 2016, reflects expense incurred based on the re-measurement of the estimated fair value of earn-out payments that were paid in connection with the acquisition of TVN. Refer to Note 4 - Fair Value Measurements and Note 7 - Acquisition, in the notes to the consolidated financial statements.

(6) Reflects certain executive severance, recruiting and retention costs.

(7) Reflects professional fees incurred in connection with the sale of our buyer platform in August 2017. Refer to Note 3 - Disposition of Buyer Platform in the notes to the consolidated financial statements.

(8) Reflects costs incurred providing transitional services following the sale of our buyer platform.

(9) For 2018, includes rent expense for our current corporate headquarters during the period of time in which such space was unoccupied as well as expenses relating to the reversal of certain capitalized professional fees. For 2017 and 2016, reflects amounts accrued in connection with a change in our employee vacation policy.

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
Telaria, Inc. provides a fully programmatic software platform for premium publishers to manage and monetize their video advertising. The Company's platform is built specifically for digital video and to support the unique requirements of connected TV, mobile and over-the-top content. The Company provides publishers with real-time analytics, data and decisioning tools to control their video advertising business and offer a holistic monetization solution to optimize yield across a publisher’s entire supply of digital video inventory.
Our technology enables publishers to manage and deliver their video inventory through a single platform, allowing them to get a complete picture of their sales efforts and maximize revenue from ad placements across channels. Our platform is connected with leading third-party demand-side platforms, or DSPs, through server-to-server integrations, creating a robust programmatic marketplace where publishers can seamlessly transact with advertisers. These programmatic transactions fully automate the sales process and enable publishers to increase the value of their advertising inventory by using data to better segment and match their supply with demand.

We provide a full suite of tools for publishers to control their video advertising business and protect the consumer viewing experience. These controls are particularly important for CTV publishers who need to ensure a TV-like viewing and advertising experience for consumers.
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

We have built long-standing relationships with premium video publishers, in particular in the CTV space, and we believe the scale and quality of our client base makes us an important partner to video ad buyers. Buyers on our platform include some of the largest brand advertisers in the world and our platform is integrated with the leading video volume buyers in digital advertising. We provide our platform internationally in Europe, Canada, Latin America, and the Asia Pacific regions. We generate revenue when an advertising impression is sold on our platform based on a simple and transparent fee structure established with our publisher partners and do not collect any fees directly from DSPs integrated with our platform.

On December 19, 2019, we announced a stock-for-stock merger with The Rubicon Project, Inc., or Rubicon Project which will create a combined company offering a single partner for transacting CTV, desktop display, video, audio, and mobile inventory across all geographies and auction types. We believe this combination will create the world’s largest independent sell-side advertising platform with scale, capabilities, and solutions exceeding those offered by competitors. Together, the combined company will be an essential omni-channel partner for buyers to reach target audiences, optimizing the supply path with industry-leading transparency, robust support for identity solutions and brand-safe premium inventory.

Upon completion of the merger, which is expected to close in early April 2020, each share of our common stock issued and outstanding as of the effective time of the merger will be converted into the right to receive 1.082 shares of Rubicon Project common stock. Based on the number of shares of Telaria and Rubicon Project common stock outstanding and reserved for issuance as of February 11, 2020, we estimate that former holders of our common stock will own approximately 47.6% and pre-merger holders of Rubicon Project common stock will own approximately 52.4% of the common stock of the combined company on a fully diluted basis.

 For the year ended December 31, 2019, our revenue increased to $68.0 million, compared to $55.2 million for the year ended December 31, 2018, an increase of 23.3%. Over the same period, our gross margin decreased from 87.6% to 80.0%. Our loss from continuing operations, net of income taxes improved from a loss of $9.2 million for the year ended December 31, 2018 to a loss of $9.0 million for the year ended December 31, 2019, and our Adjusted EBITDA (refer to “Key Metrics-Adjusted EBITDA”) improved from a loss of $0.4 million to a gain of $1.0 million for the same respective periods.

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

	Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Revenue	$68,038	$55,165	$43,799
Gross margin	80.0%	87.6%	92.1%
Net loss from continuing operations, net of income taxes	(9,007)	(9,230)	(19,700)
Adjusted EBITDA	$1,003	$(360)	$(6,517)
Adjusted EBITDA
Adjusted EBITDA represents our loss from continuing operations, net of income taxes, before depreciation and amortization expense, total interest and other income (expense), net and provision for income taxes, and as adjusted to eliminate the impact of non-cash stock-based compensation expense, expenses for prior corporate facilities required to be recorded as operating expenses as a result of the adoption of certain accounting standards, acquisition related costs, transaction costs, mark-to-market expense, executive severance, retention and recruiting costs, disposition costs, expenses for transitional services, litigation costs and other adjustments. Adjusted EBITDA is a key measure used by management to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses we do not consider to be indicative of our core operating performance in calculating adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis.

EBITDA is not a measure calculated in accordance with U.S. GAAP. See footnote 4 to the table in Part II, Item 6. “Selected Consolidated Financial Data” in this Annual Report for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to loss from continuing operations, net of income taxes, the most comparable U.S. GAAP measurement, for the years ended December 31, 2019, 2018 and 2017.
Components of Operating Results
We operate in one segment, online video advertising services.  The key elements of our operating results include:
Revenue
We primarily generate revenue on a transactional basis where we are paid by a publisher each time an advertising impression is monetized on our platform based on a simple and transparent fee structure that we establish with our publisher partners. Typically, this fee is structured as a percentage of the price that the publisher receives for its advertising inventory. Our revenue is therefore influenced by the number of ad impressions we sell through our platform, the average CPM (price per 1,000 impressions) for inventory sold, and the percentage fee that we retain, or take rate. We believe that contributions to revenue from CTV will continue to grow as a percentage of our total revenue. In general, we expect this shift to result in an increase in the average CPM for inventory monetized through our platform and a decrease in our average take rate.
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

For substantially all transactions executed through our platform, we act as an agent on behalf of the publisher that is monetizing its inventory, and revenue is recognized net of any inventory costs that we remit to publishers. However, for certain transactions, we report revenue on a gross basis, based primarily on its determination that the Company acts as the primary obligor in the delivery of advertising campaigns for its buyer clients with respect to such transactions.

Our revenue recognition policies are discussed in more detail in the section below titled “-Critical Accounting Policies and Estimates.”
Cost of Revenue, Gross Profit and Gross Margin
Our cost of revenue primarily consists of third party hosting fees, licensing fees, data costs, and, for revenue recognized on a gross basis, cost of advertising inventory.
Gross margin is our gross profit expressed as a percentage of our total revenue. Our gross margin is impacted by the relative contribution to our revenue from transactions that we record on a gross basis, which are typically recognized at a lower gross margin due to the fact that the cost of revenue for such transactions includes the cost of advertising inventory. In June 2018, we acquired the business of SlimCut, which included certain revenue streams that are recorded on a gross basis. Prior to the acquisition, we recorded all of our revenue on a net basis. Accordingly, following the acquisition, the relative contribution to revenue from transactions booked on a gross basis increased compared to prior periods resulting in a negative impact on our gross margin.

 Operating Expenses

Operating expenses consist of technology and development, sales and marketing, general and administrative, depreciation and amortization and mark-to-market expenses. Salaries, incentive compensation, stock-based compensation and other personnel-related costs are the most significant components of each of technology and development, sales and marketing and general and administrative expenses. We include stock-based compensation expense in connection with the grant of stock option awards or restricted stock unit awards in the applicable operating expense category based on the respective equity award recipient’s function. Our employee head count increased from 167 employees at December 31, 2018, to 179 employees at December 31, 2019. In the event the pending merger with Rubicon Project were not completed, we expect our operating expenses as a stand-alone entity to continue to increase in future periods to support our continued growth, in particular with respect to technology and development expense and sales and market expense.

Technology and Development Expense. Technology and development expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for product development and engineering personnel. Additional expenses in this category include other related overhead. Due to the rapid development and changes in our business, we have expensed all technology and development expenses in the same period that the costs were incurred. The number of employees in technology and development functions increased from 34 employees at December 31, 2018 to 35 employees at December 31, 2019.
Sales and Marketing Expense. Sales and marketing expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for our marketing and sales and sales support employees. Additional expenses in this category include marketing programs, travel and other related overhead. The number of employees in sales and marketing functions increased from 103 employees at December 31, 2018 to 107 employees at December 31, 2019.
General and Administrative Expense. General and administrative expense primarily consists of salaries, incentive compensation, stock-based compensation and other personnel-related costs for business operations, administration, finance and accounting, legal, information systems and human resources employees. Included in general and administrative expenses are consulting and professional fees, including legal, accounting and investor relations fees, insurance, and costs associated with Sarbanes-Oxley Act compliance and other public company corporate expenses, costs associated with the pending merger with Rubicon Project, travel and other related overhead. The number of employees in general and administrative functions increased from 30 employees at December 31, 2018 to 37 employees at December 31, 2019.
Restructuring Costs. Restructuring costs primarily consists of costs associated with the relocation of office space as a result of the sale of our buyer platform in August 2017 (refer to notes 17 and 3 in notes to consolidated financial statements.
Depreciation and Amortization Expense. Depreciation and amortization expense primarily consists of depreciation expense related to investments in property, equipment and software as well as the amortization of certain intangible assets.

Mark-to-market.  Mark-to-market expense consists primarily of the remeasurement of the estimated fair value of contingent consideration incurred in connection with our acquisition of SlimCut in June 2018.
Interest Expense and Other Income (Expense), Net
Interest and other income (expense), net consist primarily of interest income, interest expense, patent expense, sublease income and foreign exchange transaction gains and losses. Sublease expense is included in the comparative period only. In the current year sublease expense is included in operating expense in accordance with ASC Topic 842 (Leases). Interest income is derived from interest received on our cash and cash equivalents. Interest expense is primarily attributable to interest paid on taxes and fees to local jurisdictions. Sublease income and expense is attributable to subleases on our former corporate headquarters. As of December 31, 2019, we did not have any outstanding borrowings under our credit facility.
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

	Years Ended December 31,
	2019		2018		2017
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
			(dollars in thousands)
Revenue	$68,038	100.0%	$55,165	100.0%	$43,799	100.0%
Cost of revenue	13,625	20.0%	6,844	12.4%	3,448	7.9%
Gross profit	54,413	80.0%	48,321	87.6%	40,351	92.1%

Operating expenses:
Technology and development	11,140	16.4%	9,925	18.0%	8,586	19.6%
Sales and marketing	25,503	37.5%	25,424	46.1%	28,073	64.1%
General and administrative	29,200	42.9%	20,187	36.6%	20,197	46.1%
Restructing Costs	—	—%	149	0.3%	—	—%
Depreciation and amortization	1,486	2.2%	3,705	6.7%	4,586	10.5%
Mark-to-market	—	—%	57	0.1%	148	0.3%
Total operating expenses	67,329	99.0%	59,447	107.8%	61,590	140.6%

Loss from continuing operations	(12,916)	(19.0)%	(11,126)	(20.2)%	(21,239)	(48.5)%
Total interest and other income (expense), net	4,385	6.4%	1,886	3.4%	1,192	2.7%
Loss from continuing operations before income taxes	(8,531)	(12.5)%	(9,240)	(16.7)%	(20,047)	(45.8)%
Provision (benefit) for income taxes	476	0.7%	(10)	—%	(347)	(0.8)%

Loss from continuing operations, net of income taxes	$(9,007)	(13.2)%	$(9,230)	(16.7)%	$(19,700)	(45.0)%

Total income (loss) from discontinued operations, net of income taxes	—	—%	(136)	(0.2)%	21,927	50.1%
Net income (loss)	$(9,007)	(13.2)%	$(9,366)	(17.0)%	$2,227	5.1%

Comparison of Years Ended December 31, 2019 and 2018

	Years Ended December 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Revenue	$68,038	$55,165	$12,873	23.3%
Revenue. Our revenue during the year ended December 31, 2019 increased to $68.0 million from $55.2 million in the prior year period, representing a 23.3% increase year-over-year. The year-over-year increase in our revenue was primarily driven by an increase revenue attributable to CTV, which increased by nearly 100% from $14.9 million in 2018 to $29.7 million in 2019. This increase was partially offset by a decrease in desktop and mobile revenue where we saw a significant decline in revenue from our supply-side platform, partially offset by revenue attributable to our outstream solution.

	Years Ended December 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$13,625	$6,844	$6,781	99.1%
Gross profit	54,413	48,320	6,093	12.6%
Gross margin	80.0%	87.6%
Cost of Revenue, Gross Profit and Gross Margin.  Our cost of revenue during the year ended December 31, 2019 increased to $13.6 million from $6.8 million in the prior year period. The increase in cost of revenue primarily reflects an increase in hosting fees corresponding with additional spend being transacted through our platform, as well as an increase in cost of inventory relating to transactions that we report on a gross basis from the our outstream business that was acquired in June 2018.
Our gross profit during the year ended December 31, 2019 increased to $54.4 million from $48.3 million in the prior year period, reflecting an increase in our revenue of $12.9 million year-over-year, which was partially offset by a $6.8 million increase in our cost of revenue year-over-year.
Our gross margin decreased to 80.0% for the year ended December 31, 2019 compared to 87.6% for the year ended December 31, 2018. The decrease in our gross margin was driven primarily by a change in the relative contribution to revenue from transactions reported on a gross basis, as well as an increase in web hosting fees that increases the cost of revenue.

	Years Ended December 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$11,140	$9,925	$1,215	12.2%
% of total revenue	16.4%	18.0%
Technology and Development. The increase in technology and development expense in 2019 compared to 2018 was primarily attributable to a $1.4 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, partially offset by other miscellaneous expenses.

	Years Ended December 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$25,503	$25,424	$79	0.3%
% of total revenue	37.5%	46.1%
Sales and Marketing. Sales and marketing expense remained relatively flat in 2019 compared to 2018. Sales and marketing expense for 2019 reflects a $3.0 million increase in salaries, incentive compensation, stock compensation and other personnel-related costs due to an increase in headcount. This was partially offset by a $1.7 million decrease in rent expense reclassified to general and administrative expense as a result of the implementation of ASC Topic 842 (Leases) and a $1.2 million decrease in professional, marketing and research fees.

	Years Ended December 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$29,200	$20,187	$9,013	44.6%
% of total revenue	42.9%	36.6%
General and Administrative. The increase in general and administrative expense in 2019 compared to 2018, was primarily attributable to the adoption of ASC Topic 842 (Leases), which resulted in $6.0 million in additional lease expense being recorded in general and administrative expenses, an increase of $1.7 million in transaction fees due to the pending merger with the Rubicon Project, and an increase of $1.8 million in salaries, incentive compensation, stock compensation and other personnel-related costs due to an increase in headcount, which were partially offset by a $0.7 million decrease in rent expenses.

	Years Ended December 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$1,486	$3,705	$(2,219)	(59.9)%
% of total revenue	2.2%	6.7%
Depreciation and Amortization. The decrease in depreciation and amortization expense in 2019 compared to 2018 was primarily attributable to accelerated depreciation on leasehold improvements and furniture and fixtures that were disposed of in connection with our relocation of office space in 2018.

	Years Ended December 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Mark-to-market expense	$—	$57	$(57)	(100.0)%
% of total revenue	—%	0.1%
Mark-to-market expense. Mark-to-market expense in 2018 is related to contingent considerations associated with the acquisition of SlimCut. Refer to Note 7 - acquisitions for additional information.

	Years Ended December 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Total interest and other income (expense), net	$4,385	$1,886	$2,499	132.5%
% of total revenue	6.4%	3.4%
Total Interest and Other income (expense), Net. The increase in total interest and other income (expense), net in 2019 compared to 2018 was primarily attributable to the fact that, as a result of the adoption of ASC Topic 842 Leases, effective for 2019, certain sublease expenses which were previously recorded as total interest and other income (expense) are required to be recorded in operating leases expenses.

	Years Ended December 31,		Change Increase / (Decrease)
	2019	2018	Amount	Percentage
	(dollars in thousands)
Provision (benefit) for income taxes	$476	$(10)	$486	4,860.0%
% of total revenue	0.7%	—%
Provision (benefit) for Income Taxes. Provision for income taxes increased compared to 2018 due to an increase in income in foreign jurisdictions with higher effective tax rates.

Comparison of Years Ended December 31, 2018 and 2017

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Revenue	$55,165	43,799	$11,366	26.0%
Revenue.  Our revenue during the year ended December 31, 2018 increased to $55.2 million from $43.8 million in the prior year period, representing a 26.0% increase year-over-year. The year-over-year increase in our revenue was primarily driven by an increase in revenue attributable to CTV, which increased by 322%, from $3.5 million in 2017 to $14.8 million in 2018. This increase was partially offset by a decrease in desktop revenue.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$6,844	$3,448	$3,396	98.5%
Gross profit	48,320	40,351	7,969	19.7%
Gross margin	87.6%	92.1%
Cost of Revenue, Gross Profit and Gross Margin.  Our cost of revenue during the year ended December 31, 2018 increased to $6.8 million from $3.4 million for the same period in 2017. The increase in cost of revenue is attributable to an increase in hosting fees corresponding with additional spend being transacted through our platform, as well as an increase in cost of inventory relating to transactions that we report on a gross basis.
Our gross profit during the year ended December 31, 2018 increased to $48.3 million from $40.4 million in the prior year period, reflecting an increase in our revenue of $11.4 million which was partially offset by a $3.4 million increase in our cost of revenue year-over-year.
Our gross margin decreased to 87.6% for the year ended December 31, 2018 compared to 92.1% for the year ended December 31, 2017. The decrease in our gross margin was largely driven by an increase in the relative contribution to revenue from transactions reported on a gross basis.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Technology and development expense	$9,925	$8,586	$1,339	15.6%
% of total revenue	18.0%	19.6%
Technology and Development. The increase in technology and development expense in 2018 compared to 2017 was primarily attributable to a $1.5 million increase in salaries, incentive compensation, stock-based compensation and other personnel-related costs, partially offset by a decrease of a $0.2 million in rent expense.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Sales and marketing expense	$25,424	$28,073	$(2,649)	(9.4)%
% of total revenue	46.1%	64.1%
Sales and Marketing.  The decrease in sales and marketing expense in 2018 compared to 2017 was primarily attributable to a $2.4 million decrease in salaries, incentive compensation, stock compensation and other personnel-related costs and $0.4 million in bad debt expense, which were partially offset by a $0.2 million increase in rent expense.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
General and administrative expense	$20,187	$20,197	$(10)	—%
% of total revenue	36.6%	46.1%
General and Administrative. General and administrative expense in 2018 compared to 2017 was relatively flat.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization expense	$3,705	$4,586	$(881)	(19.2)%
% of total revenue	6.7%	10.5%
Depreciation and Amortization. The decrease in depreciation and amortization expense in 2018 compared to 2017 was primarily attributable to accelerated depreciation that began in 2017 on leasehold improvements and furniture and fixtures that were disposed of in connection with our relocation of office space.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Mark-to-market expense	$57	$148	$(91)	(61.5)%
% of total revenue	0.1%	4.3%
Mark-to-Market Expense. Mark-to-market expense for 2018 is related to contingent considerations associated with the acquisition of SlimCut. Mark-to-market expense for 2017 is related to contingent consideration associated with the acquisition of TVN. Refer to Note 7.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
Total interest and other income (expense), net	$1,886	$1,192	$694	(58.2)%
% of total revenue	3.4%	3.0%
Total Interest and Other Income (Expense), Net. The increase in total interest and other income (expense), net in 2018 compared to 2017 was primarily attributable to an increase of $1.0 million of interest income and $0.5 million of income related to the license of intellectual property, partially offset by increases of $0.4 million in net sublease expense, $0.3 million of expense related to transitional services provided following the sale of our buyer platform and $0.1 million in other expense.

	Years Ended December 31,		Change Increase / (Decrease)
	2018	2017	Amount	Percentage
	(dollars in thousands)
(Benefit) provision for income taxes	$(10)	$(347)	$337	(97.1)%
% of total revenue	—%	(0.8)%
(Benefit) Provision for Income Taxes. Benefit for income taxes decreased compared to 2017 due to the use of a deferred tax benefit in 2017 as a result of the sale of our buyer platform.

Income (Loss) from Discontinued Operations, Net of Income Taxes

In August 2017, we completed the sale of our buyer platform to Taptica. The consideration received was $50 million, subject to adjustment for working capital (refer to Note 3 in the consolidated financial statements).  As a result, our buyer platform has been recast as discontinued operations.

For the year ended December 31, 2018, loss from discontinued operations consisted of working capital adjustments reflected in loss on sale of discontinued operations net of income taxes, in the amount of $0.1 million. For the year ended December 31, 2017, total income from discontinued operations consisted of operating income net of income taxes, attributable to our buyer platform of $7.3 million and gain on sale of discontinued operations, net of taxes of $14.6 million (refer to Note 3 in the consolidated financial statements).
Seasonality
Our revenue tends to be seasonal in nature and varies from quarter to quarter.  During the first quarter, advertisers generally devote less of their budgets to ad spending and as a result we tend to generate less revenue during the first quarter of each calendar year. The fourth quarter of each calendar year tends to be our strongest revenue quarter, as advertising spend generally increases during the holiday season. In addition, we tend to see an increase in the amount of advertising through our platform in years in which there are impending elections for various state and national offices when political advertising revenue tends to increase, in particular during presidential election years.

Liquidity and Capital Resources
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable and working capital for the periods indicated:

	As of December 31,
	2019	2018
	(dollars in thousands)
Cash and cash equivalents	$54,164	$47,659
Accounts receivable, net of allowance for doubtful accounts	157,317	104,387
Working capital	$41,432	$42,253
Our cash and cash equivalents at December 31, 2019 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents.  Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.  Cash and cash equivalents were $54.2 million, and $47.7 million as of December 31, 2019 and 2018.
We are party to a loan and security agreement, or "Credit Facility", with Silicon Valley Bank, "lender". Pursuant to the credit facility, we can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable. Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly. We are charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly. The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit. The credit facility matures in March 26, 2020. In light of the merger with Rubicon Project, which is expected to close in early April 2020, we do not expect to renew the credit facility. While we do not have any outstanding borrowings under the credit facility as of December 31, 2019 and December 31, 2018, the lender has issued standby letters of credit in favor of the landlords of our current and former headquarters and other office space totaling $3.1 million, which can be drawn down from amounts available under the credit facility. Upon the expiration of the credit facility we intend to collateralize these letters of credit with cash, in an equal amount.

The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of its capital stock, make investments or engage in transactions with our affiliates. The credit facility also includes a financial covenant with respect to a minimum cash balance, a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months, tested quarterly. The minimum quick ratio and Adjusted EBITDA covenants will only be tested if our net cash balance falls below a specified amount . Our obligations under the credit facility are secured by substantially all of our assets other than intellectual property, although we have agreed not to encumber any of our intellectual property without the lender’s prior written consent. Subject to certain exceptions, we are also required to maintain all of our cash and cash equivalents at accounts with the lender. We were in compliance with all covenants as of December 31, 2019 and through the date of this filing.

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

Historical Cash Flows
The following table summarizes our historical cash flows for the periods indicated:

	December 31,
	2019	2018	2017
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$2,282	$1,760	$(10,631)
Investing activities	(202)	(7,511)	45,933
Financing activities	$4,369	$(22,481)	$(3,317)
Operating Activities
Net cash used in or provided by operating activities is primarily influenced by the revenue our business generates, our costs of revenue, and amounts of cash we invest in personnel and infrastructure to support our business. Net cash provided by (used in) operating activities has been used to fund operations through changes in working capital, particularly in the areas of accounts receivable, accounts payable and accrued expenses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expenses.

In 2019, our net cash provided by operating activities was $2.3 million and consisted of adjustments for non-cash items of $11.6 million, which were partially offset by a loss from continuing operations of $9.0 million and cash used by working capital of $0.3 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $1.7 million, non-cash stock-based compensation expense of $5.8 million, lease expense of $4.0 million. The cash used by working capital of $0.3 million primarily consisted of an increase in accounts payable and accrued expenses of $59.4 million and an increase in deferred rent, security deposits payable and other current liabilities of $0.7 million, which were partially offset by an increase in accounts receivable of $53.6 million, an increase in prepaid expenses of $2.1 million and an decrease in operating lease liabilities of $4.7 million.

In 2018, our net cash provided by operating activities was $1.8 million and consisted of adjustments for non-cash items of $7.7 million and cash provided by working capital of $3.4 million, which was partially offset by a loss from continuing operations of $9.4 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $3.7 million, non-cash stock-based compensation expense of $3.8 million, and bad debt recovery and loss on disposal of fixed assets of $0.2 million. The cash provided by working capital of $3.4 million primarily consisted of an increase in accounts payable and accrued expenses of $48.8 million and an increase in deferred rent, security deposits payable and other current liabilities of $0.8 million, which was partially offset by an increase in accounts receivable of $43.3 million, an increase in prepaid expenses of $1.8 million and an increase in deferred income and other liabilities of $1.1 million.

In 2017, our net cash used in operating activities was $10.6 million and consisted of a loss from continuing operations of $19.7 million, cash used in working capital of $13.4 million and $15.0 million gain on sale of discontinued operations, partially offset by net income from discontinued operations of $21.9 million and adjustments for non-cash items of $15.5 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $7.8 million, non-cash stock-based compensation expense of $5.4 million, compensation expense related to acquisition contingent consideration of $1.8 million, loss on disposal of property $0.4 million and mark to market expense of $0.1 million. The cash used in working capital of $13.4 million, primarily consisted of an increase in accounts receivable of $19.9 million and a decrease in contingent consideration of $4.8 million, which was partially offset by an increase in accounts payable of $13.8 million, an decrease in prepaid expenses and other current assets and an increase in deferred rent and security deposits payable of $3.8 million.

Investing Activities
In 2019, our net cash used in investing activities consisted of the purchase of property and equipment and the purchase of patents not subject to amortization of $0.2 million.
In 2018, our net cash used in investing activities of $7.5 million consisted of the acquisition of SlimCut for initial cash consideration of $4.8 million and the purchase of property and equipment of $2.7 million.
In 2017, our net cash provided by investing activities was $45.9 million and consisted of the sale of our buyer platform for net cash proceeds of $49.0 million, offset by $2.0 million of expenses paid with respect to the sale of the buyer platform, and $1.1 million used to purchase property and equipment.
On December 19, 2019, the Company announced a stock-for-stock merger with Rubicon, which will create a combined company offering a single platform for transacting CTV, desktop display, video, audio, and mobile inventory across all geographies and auction types. Refer to "Item 1. Business" for additional information.
Financing Activities
In 2019, our net cash provided by financing activities was $4.4 million and consisted of $6.7 million in proceeds received from the exercise of stock option awards, and $0.5 million of proceeds in connection with shares purchased under our ESPP, which was partially offset by $1.4 million in tax payments on behalf of employees related to net share settlements of restricted stock unit awards and $1.5 million in cash payments for contingent consideration relating to our acquisition of SlimCut.
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
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Revenue Recognition
We primarily generates revenue on a transactional basis where it is paid by a publisher each time an advertising impression is monetized on its platform based on a simple and transparent fee structure that the Company establishes with its publisher partners. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company is acting as the principal or an agent, the Company followed the accounting guidance for principal-agent considerations. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative. For substantially all publisher transactions on the Company's platform, the Company reports revenue on a net basis as the Company determined that it acts as an agent for publishers and is not the primary obligor in such transactions, given that: (1) another party is primarily responsible for fulfilling the contract and the Company does not have discretion in establishing prices and (2) the Company does not generally take on inventory risk. However, for certain transactions, the Company reports revenue on a gross basis, based primarily on its determination that the Company acts as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions. Refer to Note 2 - Summary of Significant Accounting Policies for additional information.

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
We operate as one operating and reporting segment and, therefore, we assess goodwill for impairment annually as one singular reporting unit, using a two-step approach. Our policy is to first perform a qualitative assessment to determine if that it was more likely or not if the reporting unit's carrying value is less than the fair value, indicating the potential for goodwill impairment. If the reporting unit fails the qualitative test then we proceed with the quantitative two step goodwill impairment calculation.

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
We did not identify any impairment of our goodwill at December 31, 2019, 2018, and 2017 and therefore, for the years ended December 31, 2019, 2018, and 2017 no impairment losses related to goodwill were recorded.
Stock-Based Compensation
We include stock-based compensation expense as part of operating expenses in connection with the grant or modification of stock option awards, restricted stock unit awards, employee stock purchase plan awards, and other equity awards to our directors, employees and consultants. We account for stock-based compensation in accordance with the authoritative accounting guidance on stock-based payment awards. Pursuant to the fair value recognition provisions of such guidance, stock-based payment awards are measured at the grant date based on the fair value of the award and is recognized as compensation expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. During the years ended December 31, 2019, 2018 and 2017, we recorded stock-based compensation expense of $5.8 million, $3.8 million and $4.7 million in continuing operations, respectively. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in “Note 16 — Stock-Based Compensation” in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report.

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
Interest Rate Risk
We maintain cash and a short-term investment portfolio consisting mainly of highly liquid, short-term money market funds, which we consider to be cash and cash equivalents, respectively. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income.  A 10% increase or decrease in interest rates occurring January 1, 2019 and sustained through the period ended December 31, 2019, would not have been material. We do not enter into investments for trading or speculative purposes. In future periods, we will continue to evaluate our investment policy relative to our overall objectives.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TELARIA, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Telaria, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Telaria, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, effective on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also includes evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditors since 2019.

New York, New York
March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Telaria, Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited Telaria, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statement of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

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

/s/ BDO USA, LLP

We have served as the Company’s auditors since 2019.

New York, New York
March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Telaria, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Telaria, Inc. (the “Company“) as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

We have served as the Company‘s auditor from 2012 to 2018.

/s/ Ernst & Young LLP

New York, New York
March 18, 2019

Telaria, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$54,164	$47,659
Accounts receivable, net	157,317	104,387
Prepaid expenses and other current assets	4,605	3,381
Total current assets	216,086	155,427
Long-term assets:
Operating lease right-of-use asset, net of amortization	23,793	—
Property and equipment, net	1,990	2,789
Intangible assets, net	3,548	4,379
Goodwill	9,403	9,478
Deferred tax asset	104	193
Other assets	1,926	2,440
Total long-term assets	40,764	19,279
Total assets	$256,850	$174,706

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$168,818	$109,991
Operating lease liability, current portion	5,487	—
Deferred rent, current portion	—	797
Contingent consideration on acquisition	—	1,500
Other current liabilities	349	886
Total current liabilities	174,654	113,174
Long-term liabilities:
Operating lease liability, net of current portion	24,046	—
Deferred rent, net of current portion	—	5,759
Deferred tax liabilities	1,050	1,153
Other liabilities	323	225
Total liabilities	200,073	120,311
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 250,000,000 shares authorized as of December 31, 2019 and 2018, respectively; 59,481,057 and 56,956,935 shares issued and 46,916,817 and 44,392,695 shares outstanding as of December 31, 2019 and 2018, respectively	4	4
Treasury stock, 12,564,240 shares at cost as of December 31, 2019 and 2018, respectively	(31,980)	(31,980)
Additional paid-in capital	304,781	293,154
Accumulated other comprehensive loss	(1,187)	(949)
Accumulated deficit	(214,841)	(205,834)
Total stockholders’ equity	56,777	54,395
Total liabilities and stockholders’ equity	$256,850	$174,706
The accompanying notes are an integral part of these consolidated financial statements.

Telaria, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue	$68,038	$55,165	$43,799
Cost of revenue	13,625	6,844	3,448
Gross profit	54,413	48,321	40,351

Operating expenses:
Technology and development	11,140	9,925	8,586
Sales and marketing	25,503	25,424	28,073
General and administrative	29,200	20,187	20,197
Restructuring costs	—	149	—
Depreciation and amortization	1,486	3,705	4,586
Mark-to-market	—	57	148
Total operating expenses	67,329	59,447	61,590

Loss from continuing operations	(12,916)	(11,126)	(21,239)

Interest (expense) and other income, net:
Interest expense	—	(89)	(78)
Other income, net	4,385	1,975	1,270
Total interest (expense) and other income, net	4,385	1,886	1,192

Loss from continuing operations before income taxes	(8,531)	(9,240)	(20,047)

Provision (benefit) from income taxes	476	(10)	(347)

Loss from continuing operations, net of income taxes	$(9,007)	$(9,230)	$(19,700)

Gain (loss) on sale of discontinued operations, net of income taxes	—	(136)	14,626
Income from discontinued operations, net of income taxes	—	—	7,301
Total income (loss) from discontinued operations, net of income taxes	$—	$(136)	$21,927

Net income (loss)	$(9,007)	$(9,366)	$2,227

Net income (loss) per share - basic and diluted
Loss from continuing operations, net of income taxes	$(0.20)	$(0.18)	$(0.39)
Income from discontinued operations, net of income taxes	—	—	0.43
Net income (loss)	$(0.20)	$(0.18)	$0.04

Weighted-average number of shares of common stock outstanding:
Basic and diluted	45,864,500	51,764,506	50,511,366
The accompanying notes are an integral part of these consolidated financial statements.

Telaria, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$(9,007)	$(9,366)	$2,227
Other comprehensive income (loss):
Foreign currency translation adjustments	(238)	(717)	99
Comprehensive income (loss) attributable to common stockholders	$(9,245)	$(10,083)	$2,326
The accompanying notes are an integral part of these consolidated financial statements.

Telaria, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

					Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock
	Share	Capital	Share	Capital
Balance as of December 31, 2017	55,136,038	$5	(3,845,496)	$(8,443)	$288,277	$(232)	$(196,468)	$83,139
Exercise of stock options awards	856,441		—	—	1,845	—	—	1,845
Stock-based compensation expense	—	—	—	—	3,820	—	—	3,820
Common stock issued for settlement of restricted stock units net of 308,533 shares withheld to satisfy income tax withholding obligations	786,693	—	—	—	(1,312)	—	—	(1,312)
Common stock issuance in connection with employee stock purchase plan	177,763	—	—	—	523	—	—	523
Treasury stock - repurchase of stock	—	(1)	(8,718,744)	(23,537)	1	—	—	(23,537)
Net loss	—	—	—	—	—	—	(9,366)	(9,366)
Foreign currency translation adjustment	—	—	—	—	—	(717)	—	(717)
Balance as of December 31, 2018	56,956,935	4	(12,564,240)	(31,980)	293,154	(949)	(205,834)	54,395
Exercise of warrants and stock options awards	1,693,661	—	—	—	6,749	—	—	6,749
Stock-based compensation expense	—	—	—	—	5,759	—	—	5,759
Common stock issued for settlement of restricted stock units net of 278,799 shares withheld to satisfy income tax withholding obligations	692,286	—	—	—	(1,391)	—	—	(1,391)
Common stock issuance in connection with employee stock purchase plan	138,175	—	—	—	511	—	—	511
Net loss	—	—	—	—	—	—	(9,007)	(9,007)
Foreign currency translation adjustment	—	—	—	—	—	(238)		(238)
Balance as of December 31, 2019	59,481,057	$4	(12,564,240)	(31,980)	$304,781	$(1,187)	$(214,841)	$56,777
The accompanying notes are an integral part of these consolidated financial statements.

Telaria, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss from continuing operations, net of income taxes	$(9,007)	$(9,230)	$(19,700)
Net income (loss) from discontinued operations, net of income taxes	—	(136)	21,927
Adjustments required to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,486	3,705	7,760
Gain on sale of discontinued operations, before income taxes	—	—	(14,958)
Amortization of acquired technology	190	—	—
Bad debt expense	27	190	356
Amortization of operating lease right-of-use-asset	4,035	—	—
Mark-to-market expense	—	—	148
Compensation expense related to the acquisition-contingent consideration	—	—	1,810
Deferred tax expense (benefit)	6	(4)	(442)
Loss on disposal of property and equipment	53	21	392
Stock based compensation expense	5,759	3,820	5,394
Net change in operating assets and liabilities:
Increase in accounts receivable	(53,616)	(43,283)	(19,891)
Decrease in contingent consideration on acquisition	—	—	(4,753)
Increase in prepaid expenses, other current assets and other long-term assets	(2,087)	(1,781)	(3,157)
Increase in accounts payable and accrued expenses	59,407	48,779	13,831
Increase (decrease) in other current liabilities	710	322	(126)
Decrease in operating lease liability	(4,788)	—	—
Increase (decrease) in deferred rent and security deposits payable	7	488	(629)
(Decrease) increase in deferred income	—	(619)	1,407
Increase (decrease) in other liabilities	100	(512)	—
Net cash provided by (used in) in operating activities	2,282	1,760	(10,631)

Cash flows from investing activities:
Purchase of property and equipment	(161)	(2,740)	(1,113)
Purchase of patents not subject to amortization	(41)	—	—
Acquisition, net of cash acquired	—	(4,771)	—
Cash received from sale of discontinued operations	—	—	49,000
Expenses paid with respect to sale of discontinued operations	—	—	(1,954)
Net cash (used in) provided by investing activities	(202)	(7,511)	45,933

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	511	523	446
Payment of contingent consideration on acquisition	(1,500)	—	—
Proceeds from the exercise of stock option awards	6,749	1,845	699
Principal portion of capital lease payments	—	—	(214)
Treasury stock — repurchase of stock	—	(23,537)	(2,406)
Tax withholdings related to net share settlements of restricted stock units	(1,391)	(1,312)	(1,842)
Net cash provided by (used in) financing activities	4,369	(22,481)	(3,317)

Net increase (decrease) in cash and cash equivalents	6,449	(28,232)	31,985

Effect of exchange rate changes in cash and cash equivalents	56	(429)	405

Cash, cash equivalents at beginning of year	47,659	76,320	43,930
Cash, cash equivalents at end of year	$54,164	$47,659	$76,320
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

On December 19, 2019, the Company announced a stock-for-stock ("Merger") with The Rubicon Project, ("Rubicon Project"), which will create a combined company, offering a single partner for transacting CTV, desktop, video, audio, and mobile inventory across all geographic and auction types. Upon completion of the Merger, which is expected to close in early April 2020, each share of Company common stock issued and outstanding as of the effective time of the Merger will be converted into the right to receive 1.082 shares of Rubicon Project common stock. Based on the number of shares of Company and Rubicon Project common stock outstanding and reserved for issuance as of February 11, 2020, the company estimates that former holders of Company common stock will own approximately 47.6% and pre-merger holders of Rubicon Project common stock will own approximately 52.4% of the common stock of the combined company on a fully diluted basis.
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

On August 7, 2017, the Company announced the sale of its buyer platform to an affiliate of Taptica International Ltd. (“Taptica”) for total consideration of $50,000, subject to adjustment for working capital. Refer to Note 3 for further discussion.  The buyer platform enabled advertisers, agencies and other buyers of advertising to discover, buy, optimize and measure the effectiveness of their video ad campaigns across all digital screens. Following the strategic decision to sell the buyer platform, the Company is focused on providing a seller platform for premium publishers.

On August 3, 2015 (the “TVN Acquisition Date”), the Company acquired all of the outstanding shares of The Video Network Pty Ltd., an Australian proprietary limited company (“TVN”).  Refer to Note 7 for further discussion.

The Company is headquartered in the State of New York.

Contents
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
During the years ended December 31, 2019, and 2018 there were zero publishers that accounted for more than 10% of revenue. At December 31, 2019 there was one DSPs that accounted for 46.5% of accounts receivable. At December 31, 2018, there was one DSP that accounted for 32.0% of outstanding accounts receivables.
Cash and Cash Equivalents
The Company considers cash deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s cash and cash equivalents approximates their cost plus accrued interest because of the short-term nature of the instruments.
Fair Value of Financial Instruments
The Company utilizes fair value measurements when required. The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and approximate fair values as of December 31, 2019 and 2018 due to the short-term nature of those instruments.

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
The following table presents the changes in the allowance for doubtful accounts:

	Years Ended December 31,
	2019	2018	2017
Allowance for doubtful accounts:
Beginning balance	$982	$359	$—
Add: Reserves	386	1,052	—
Less: Write-offs and other adjustments	(80)	(429)	359
Ending balance	$1,288	$982	$359
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
The Company did not identify any impairment losses in continuing operations related to the Company's long-lived assets during the years ended December 31, 2019, 2018 and 2017.
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
The Company operates as one operating and reporting segment and therefore, evaluates goodwill and other intangible assets with indefinite lives for impairment annually as one singular reporting unit, on October 1 or more frequently when an

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (continued)
event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company’s policy is to first perform a qualitative assessment to determine if that it was more likely or not if the reporting unit's carrying value is less than the fair value, indicating the potential for goodwill impairment. If the reporting unit fails the qualitative test then the Company proceeds with the quantitative two step goodwill impairment calculation. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets, including identifiable intangible assets, as if the reporting unit had been acquired. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
The Company did not identify any impairment of its goodwill at December 31, 2019, 2018 and 2017 and therefore, for the years ended December 31, 2019, 2018 and 2017 no impairment losses related to goodwill were recorded.
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
Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Update 2014-09 - Revenue from Contracts with Customers (Topic 606) ("ASU" 2014-09") using a modified retrospective approach applied to all contracts that generate revenue in the preceding year. The adoption of this guidance did not have an impact on the amount or timing of revenue recognized by the Company.
The Company primarily generates revenue on a transactional basis where it is paid by a publisher each time an advertising impression is monetized on its platform based on a simple and transparent fee structure that the Company establishes with its publisher partners. Generally, the Company keeps a percentage of the advertising spend that is transacted by buyers on our platform, and remits the remainder to the seller. The fee on each transaction is based on the pre-existing agreement between the Company and the seller and the clearing price of the winning bid. The Company recognizes revenue upon fulfillment of its performance obligation to a client, which occurs at the point in time an ad renders and is counted as a paid impression, subject to an underlying agreement existing with the client and a fixed or determinable transaction price.

The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company is acting as the principal or an agent, the Company followed the accounting guidance for principal-agent considerations. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative. For substantially all publisher transactions on the Company's platform, including all transaction monetized through the Company’s programmatic supply-side platform (SSP), the Company reports revenue on a net basis as the Company determined that it acts as an agent for publishers and is not the primary obligor in such transactions, given that: (1) another party is primarily responsible for fulfilling the contract and the Company does not have discretion in establishing prices and (2) the Company does not generally take on inventory risk. However, for certain transactions related to the Company’s outstream business that it acquired in connection with the acquisition of SlimCut in June 2018, the Company reports revenue on a gross basis, based primarily on its determination that the Company acts as the primary obligor in the delivery of advertising campaigns for buyers with respect to such transactions.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

2.  Summary of Significant Accounting Policies (continued)
The following table presents the Company's disaggregated revenue, which reflects the Company's platform revenue, which is reported on a net basis, and certain revenue streams associated with our outstream business, which are reported on a gross basis:

	December 31,
	2019
Net Basis	$58,457	86%
Gross Basis	$9,582	14%
Total	$68,038	100%

Cost of Revenue
The Company's cost of revenue primarily consists of third-party hosting fees, data costs, licensing fees and, for transactions related to the portion of our outstream business that is booked on a gross basis, cost of inventory .

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
Advertising costs, which are comprised of print and internet advertising, were $95, $75 and $183 for the years ended December 31, 2019, 2018 and 2017, respectively.
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

For the year ended December 31, 2017, amounts recorded principally related to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reducing its net deferred tax asset and associated valuation allowance. At December 31, 2018, the Company completed its accounting of SAB 118 for all of the enactment-date income tax effects of the Act. The Company did not make any measurement-period adjustments and there were no additional material adjustments related to the Act.

The Tax Act did not have a material impact on our financial statements since our deferred temporary differences in the United States are fully offset by a valuation allowance and we do not have any significant off shore earnings from which to record the mandatory transition tax. We did not record any provision for federal income taxes for the period ended December 31, 2019.

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
Foreign Currency Translation Adjustments
The functional currency of the Company’s international subsidiaries is their local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using period-end exchange rates for assets and liabilities, and average exchange rates for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity.  During the years ended December 31, 2019, 2018 and 2017, foreign currency translation adjustment gain and losses of $(238), $(717), and $99 respectively, were recorded as a component of comprehensive income (loss) in the consolidated financial statements. Net (losses) gain resulting from transactions denominated in foreign currencies were accounted for in the Company’s consolidated statements of operations and totaled $(50), $4, and $44 during the years ended December 31, 2019, 2018 and 2017, respectively.
Recently Issued Accounting Pronouncements
FASB Accounting Standards Update No. 2019-12 - Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes
In December 2019, Financial Accounting Standards Board, ("FASB") issued an Accounting Standards Update, ("ASU") No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing several exceptions including the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations, an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The requirement is for public business entities to apply the guidance to annual reporting periods beginning after December 15, 2020 with early adoption permitted, including interim periods. The Company is currently evaluating the impact the update will have on its consolidated financial statements and related disclosures.
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

FASB Accounting Standards Update No. 2016-02 — Leases (Topic 842)
In February 2016, the FASB issued ASU No. 2016-02, Leases, which clarifies and improves existing authoritative guidance related to leasing transactions. This ASU will require the recognition of lease assets and liabilities for operating leases with terms of more than 12 months. The presentation of leases within the consolidated statement of operations and cash flows will be substantially consistent with current accounting guidance. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company implemented this guidance in the first quarter of 2019 using the modified retrospective transition method and will not restate comparative periods. Refer to note 12 - ASC 842 (Leases) for more information.

3. Disposition of Buyer Platform

On August 7, 2017, the Company announced the sale of its buyer platform to Taptica for total consideration of $50,000, subject to adjustment for working capital. The proceeds include $1,000 for the right to use the name, “Tremor Video, DSP,” for a period of 18 months following the closing. The Company recognized $1,000 in other income within the Consolidated Statements of Operations ratably over the 18-month period following the sale. The sale of the buyer platform represented a strategic change to shift the focus of the Company’s business exclusively on offering its sell-side video management platform. Accordingly, the results of the buyer platform have been classified as a discontinued operation in the consolidated financial statements for all periods presented.  Following the disposition, the Company entered into an arms-length commercial agreement with Taptica pursuant to which they may purchase video inventory on the platform.  In connection with the transaction, we entered into a transition services agreement, pursuant to which we provided certain services to Taptica through June 15, 2018.

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

The following table presents the major financial lines constituting the results of operations for discontinued operations to the income (loss) from discontinued operations, net of income taxes, presented separately in the Consolidated Statements of Operations:

	Years Ended
	2018	2017

Revenue	$—	$88,255
Cost of revenue	—	53,486
Gross profit	—	34,769

Operating expenses:
Technology and development	—	7,594
Sales and marketing	—	16,149
General administrative	—	547
Depreciation and amortization	—	3,174
Impairment charges	—	—
Total operating expenses	—	27,464

Income from discontinued operations	—	7,305

Interest and other (expense), net	—	—
Income from discontinued operations before income taxes	—	7,305
Provision (benefit) for income taxes	—	4
Income from discontinued operations, net of income taxes	—	7,301

(Loss) gain on sale of discontinued operation before income taxes	(136)	14,958
Provision for income taxes	—	332
Gain on sale of discontinued operation, net of income taxes	(136)	14,626
Income from discontinued operations, net of income taxes	—	7,301
Income (loss) from discontinued operations, net of income taxes	$(136)	$21,927

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data

3.  Disposition of Buyer Platform (Continued)

The following table presents supplemental cash flow information of the discontinued operations:

	Years Ended
	2018	2017

Non-cash adjustments to net cash from operating activities:
Depreciation and amortization	$—	$3,174
Stock based compensation expense	—	673
Cash used in investing activities:
Capital expenditures	$—	$475

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$27,235	—	—	$27,235	$28,671	$—	$—	$28,671
Total assets	$27,235	—	—	$27,235	$28,671	$—	$—	$28,671
Liabilities:
Contingent consideration on acquisition liability(2)	$—	$—	$—	$—	$—	$—	$1,500	$1,500
Total liabilities	$—	$—	$—	$—	$—	$—	$1,500	$1,500
(1)         Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets.  As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximate their fair value. Amounts above do not include $26,929 and $18,988 of operating cash balances as of December 31, 2019 and 2018, respectively.

(2)     On June 8 2018, the Company acquired all of the outstanding shares of Slimcut. In connection with the acquisition, the former stockholders of SlimCut were eligible to receive future cash payments up to $1,500 contingent on the operating performance of SlimCut in reaching certain financial milestones for the year ended December 31, 2018. In estimating the fair value of the contingent consideration on the date of acquisition, the Company used a Monte-Carlo valuation model based on future expectations on reaching financial milestones, other management assumptions (including operating results, business plans, anticipated future cash flows, and marketplace data), and the weighted-probabilities of possible payments. These assumptions were based on significant inputs not observed in the market and, therefore, represent a Level 3 measurement. Based on the operating results as of December 31, 2018, contingent consideration of $1,500 was fully earned and paid out to former stockholders of SlimCut in 2019.
Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following table represents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the years ended December 31, 2019 and December 31, 2018:

	2019	2018
Beginning balance at January 1,	$1,500	$—
Contingent consideration on acquisition(1)	—	1,443
Contingent consideration paid, SlimCut acquisition	(1,500)	—
Mark-to-market expense(2)	—	57
Ending balance at December 31,	$—	$1,500

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

4.  Fair Value Measurements (Continued)
(1)         Represents contingent consideration attributable to the SlimCut acquisition (as defined below see Note 7) that has been recorded during the years ended 2019 and 2018, respectively. Refer to note 7 for further discussion of contingent consideration payments paid in connection with the Company’s acquisitions of SlimCut.
(2)         Reflects expense incurred based on the Company’s re-measurement at December 31, 2018, of the estimated fair value of the contingent consideration relating to the SlimCut acquisition (as defined below, see Note 7). Amounts recorded as mark-to-market expense relating to Level 3 instruments are recorded in operating expense. Refer to the table above regarding assumptions used for Level 3 instruments and Note 7 for further discussion of contingent consideration payments paid in connection with the Company’s acquisition of SlimCut.

5.  Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of:

	December 31,
	2019	2018
Prepaid expenses and other current assets	$4,346	$3,105
Prepaid rent	—	106
Deferred rental income	259	170
Total prepaid expenses and other current assets	$4,605	$3,381

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

6.  Property and Equipment, Net
Property and equipment, net consisted of:

	December 31,
	2019	2018
Leasehold improvements	$3,047	$3,009
Computer hardware	1,120	1,045
Furniture and fixtures	452	539
Computer software	830	800
Office equipment	91	92
Total	5,540	5,485
Less: accumulated depreciation	(3,550)	(2,696)
Total property and equipment, net	$1,990	$2,789
The depreciation expense related to property and equipment was $886, $3,087, and $4,228 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company disposed of assets with a cost basis of $111 and accumulated depreciation of $58 during the year ended December 31, 2019. For the year ended December 31, 2018 the Company disposed of assets with a cost basis of $9,528 and accumulated depreciation of $9,490.
7. Acquisition
On December 19, 2019, the Company entered into an Agreement and Plan of Merger with Rubicon Project ("Rubicon"), pursuant to which, subject to the approval of the Company's stockholders and Rubicon Project stockholders, the Company and Rubicon Project will combine in an all-stock merger (the "Merger"). At the completion of the Merger, Telaria will become a wholly owned subsidiary of the Rubicon Project. The Merger will create a combined company offering a single platform for transacting CTV, desktop display, video, audio, and mobile inventory across all geographic and auction types. The Merger had not been completed as of December 31, 2019 and is expected to be completed in early April 2020.

On June 8, 2018, the Company acquired all of the outstanding shares of SlimCut, a video technology solutions company, pursuant to a stock purchase agreement between the Company and the sellers identified therein. As consideration for the acquisition, the Company made an initial payment to the sellers of $5,458, subject to certain adjustments set forth in the purchase agreement. In addition, the sellers were eligible to receive future cash payments up to $1,500 based on achieving certain financial milestones.

The fair value of the contingent consideration as of June 8, 2018 was $1,443 (see Note 4) and is included in the purchase price of SlimCut. The Company re-measured the estimated fair value of the contingent consideration as of June 30, 2018, September 30, 2018 and December 31, 2018, with no material change in fair value as of June 30 or September 30, 2018. As of December 31, 2018, the full contingent consideration of $1,500 was earned, which resulted in $57 in mark-to-market expense. The contingent consideration was paid in full in the first-quarter of 2019.

The financial effects of this acquisition, individually and in the aggregate, were not material to the Company’s consolidated balance sheet and statement of operations as of December 31, 2018 and, therefore, proforma results are not presented.
On August 3, 2015, the Company acquired all of the outstanding shares of TVN.  As consideration for the acquisition, the Company made an initial payment to the former stockholders of TVN (“TVN Sellers”) of $3,040 Australian dollars ($2,217 U.S. dollars based on the currency exchange rate on the date of the acquisition). In addition, the TVN Sellers were eligible to receive cash payments over a term of two years contingent on the operating performance of TVN in reaching certain financial milestones in each of the periods from July, 1, 2015 to June 30, 2016 and the period from July 1, 2016 to June 30, 2017, a portion of which was also contingent on continued employment of certain TVN Sellers (the “TVN Employee Sellers”). Subsequent to the date of acquisition, the Company re-measured the estimated fair value of the contingent consideration at each reporting date with any changes in fair value recorded in the Company’s statements of operations.
For the year ended December 31, 2017, the Company recorded $148, in mark-to market expense related to the change in contingent consideration for TVN Sellers that were not required to remain employed with the Company and $1,810, of compensation related expense in connection with contingent consideration payments that were contingent on continued employment of the TVN Employee Sellers. Compensation related expense in connection with the continued employment of the

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

7. Acquisition (Continued)
TVN Employee Sellers was recorded in sales and marketing expense. As of December 31, 2017, all contingent consideration related to the purchase of TVN had been paid.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

8.  Goodwill and Intangible Assets, Net

Goodwill includes the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with the acquisitions of SlimCut and TVN (see Note 7 – Acquisitions). Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”), requires the Company to assess goodwill for impairment annually or more frequently if a triggering event occurs. The Company operates as one operating and reporting segment and, therefore, the Company assesses goodwill for impairment annually as one singular reporting unit. The Company’s policy is to first perform a qualitative assessment to determine if that it was more likely than not that the reporting unit's carrying value is less than the fair value, indicating the potential for goodwill impairment. If the reporting unit fails the qualitative test then the Company proceeds with the quantitative two-step goodwill impairment calculation. During 2019, the Company performed a qualitative assessment of the reporting unit's fair value which included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more likely than not that an impairment of goodwill did not exist, and as a result, the Company did not perform the two-step process.
The changes in the carrying amount of goodwill as of December 31, 2019 and 2018, were as follows:

	2019	2018
Beginning balance as of January 1,	$9,478	$6,320
Acquisition-related goodwill	—	3,424
Foreign exchange impact	(75)	(266)
Ending balance as of December 31,	$9,403	$9,478
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
The Company did not identify any impairment of intangible assets at December 31, 2019 and 2018
Information regarding the Company’s acquisition-related intangible assets, net is as follows:

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships(1)	$4,729	$(1,877)	$2,852
Patent Fixed Asset(3)	40	—	40
Technology(2)	954	(298)	656
	$5,723	(2,175)	3,548

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships(1)	$4,797	$(1,283)	$3,514
Technology(2)	$973	$(108)	865
	$5,770	$(1,391)	$4,379

(1) The decrease for the year ended December 31, 2019 was due to accumulated amortization for the year.    The increase in gross carrying amount for customer relationships in December 31, 2018, was due to an increase of $2,900 relating to the acquisition of SlimCut, which was partially offset by a decrease of $291 from the foreign exchange impact for the same period. From the

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

8.  Goodwill and Intangible Assets, Net

same period accumulated amortization expense increased by $508, partially offset by foreign exchange impact over the same period of $106.
(2) The decrease for the year ended December 31, 2019 was due to accumulated amortization for the year. For the year ended December 31, 2018, the gross carrying amount for technology includes an increase of $1,000 due to the acquisition of SlimCut which was partially offset by foreign exchange decrease of $27. Accumulated amortization increased by $109 over the same period due to the acquisition of SlimCut, partially offset by foreign exchange impact.
(3) The Company's Patent Fixed Assets are not required to be amortized.
Amortization expense amounted to $790, $619 and $358 for the years ended December 31, 2019, 2018, and 2017 respectively.  The estimated future amortization expense of customer relationships for the next five years are as follows:

2020	$835
2021	658
2022	467
2023	360
2024 and thereafter	1,228
Total	$3,548

9. Income Taxes
The components of the Company’s loss before income tax provision for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
	2019	2018	2017
Loss from continuing operations before income taxes:
Domestic	$(10,513)	$(9,034)	$(18,147)
Foreign	1,982	(206)	(1,900)
Total loss from continuing operations before income taxes	$(8,531)	$(9,240)	$(20,047)
The Company’s income tax provision, which is comprised of minimum U.S. federal, state and local taxes and taxes from foreign jurisdictions, consists of the following:

	Years Ended December 31,
	2019	2018	2017
Provision for current income taxes:
U.S. federal	$—	$10	$—
U.S. state and local	(26)	91	(2)
Foreign	556	97	154
Total provision for current income taxes	530	198	152
Benefit for deferred income taxes:
U.S. federal	—	(10)	(332)
U.S. state and local	—	—	—
Foreign	(54)	(198)	(167)
Total benefit for deferred income taxes	(54)	(208)	(499)
Total (benefit) provision for income taxes	$476	$(10)	$(347)

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data

9. Income Taxes (Continued)
A reconciliation between the U.S. federal statutory income tax rate to the effective tax rate, by applying such rates to loss before income tax provision, for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	(21.00)%	(21.00)%	(34.00)%
State income tax rate, net of U.S. federal tax benefit	(0.25)	0.77	(0.01)
Stock-based compensation expense	(11.36)	(6.45)	—
Acquisition related costs	—	—	3.11
Mark-to-market expense	—	—	0.25
Change in income tax rates	2.40	(6.33)	(1.03)
Change in deferred tax asset valuation	31.32	34.08	29.03
Trademark income	—	(1.54)	—
GILTI	3.55%	—	—
Goodwill impairment charge	—	—	1.46
AMT credit	—	—	(1.65)
Meals and Entertainment	0.89	0.55	1.10
Other	0.03	(0.20)	0.01
Effective tax rate	5.58%	(0.12)%	(1.73)%
Significant components of the Company’s deferred tax assets and liabilities reported on a net cross jurisdictional basis are summarized as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses and tax credits	$29,514	$29,322
Stock-based compensation expense	4,028	4,118
Deferred rent	—	1,049
Depreciation and amortization expense	275	1,585
Accrued expenses	831	583
ROU liability	7,656	—
Transaction costs	467	—
Allowance for doubtful accounts	339	283
Unrealized gains and losses	165	51
Total deferred tax assets before valuation allowance	43,275	36,991
Less: valuation allowance	(36,877)	(36,692)
Total deferred tax assets, net of valuation allowance	6,398	299

Deferred tax liabilities:
Intangible assets	(993)	(1,243)
Unrealized gains and losses	(135)	(16)
Depreciation Expense	(90)
ROU asset	(6,126)	—
Total deferred tax liabilities	(7,344)	(1,259)

Total deferred tax liabilities, net	$(946)	$(960)

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data

9. Income Taxes (Continued)
For financial and tax reporting purposes, the Company incurred net operating losses in each period since its inception, except for 2017 and, therefore, a significant portion of the deferred tax assets recognized relate to such net operating losses. In determining whether the Company may realize the benefits from these deferred tax assets, the Company considers all available objective and subjective evidence, both positive and negative. Based on the available objective and subjective evidence, including the Company’s history of net operating losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable at December 31, 2019 and 2018. Accordingly, the Company provided a valuation allowance on substantially all of its deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets for the periods presented, with the exception of a deferred tax asset related to AMT tax credits.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Act”) into law. Effective January 1, 2018, among other changes, the Act (1) reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) changes the rules relating to net operating loss ("NOL") carryforwards and carrybacks, (3) eliminates the corporate alternative minimum tax ("AMT") and changes how existing AMT credits can be realized; and (4) numerous modifications creating a territorial tax system and broadening the income tax base. The impact on the Company's financial statements for the period ended December 31, 2018 is immaterial, primarily because the Company has a valuation allowance on deferred tax assets in the U.S. In addition, the Act makes the AMT credit refundable in tax years beginning after 2017. As a result of this change, the Company does not have a valuation allowance on its AMT credit. The impact on the Company's financial statements for the period ended December 31, 2019 is immaterial, primarily because the Company has a valuation allowance on deferred tax assets in the U.S. In addition, the Act makes the AMT credit refundable in tax years beginning after 2017. As a result of this change, the Company does not have a valuation allowance on its AMT credit.

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. U.S. federal income taxes have not been provided on undistributed earnings of our international subsidiaries as it is our intention to reinvest any earnings into the respective subsidiaries. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated due to the legal structure and complexity of U.S. and local tax laws.

For the year ended December 31, 2019, the Company’s valuation allowance has increased to $36,877 compared to $36,692 as of December 31, 2018, largely due to the increase in deferred tax assets for net operating losses, ROU liability and transaction costs. These increases were partially offset by a reduction to net operating losses that are expected to expire unutilized.

As of December 31, 2019, the Company has U.S. federal and state net operating loss carry-forwards of approximately $107,982 and $74,992, respectively, and foreign net operating loss carry-forwards of $6,787, $5,901, and $98 related to its international subsidiaries in the Germany, United Kingdom and Australia respectively, which are available to reduce future taxable income in those jurisdictions. The U.S. federal net operating losses will expire in various years beginning in 2027 through 2036. Post-Act federal net operating losses will not expire. The Company’s foreign net operating loss carry-forwards can be carried forward without limitation in each respective country. The U.S. federal net operating losses includes acquired tax loss carry-forwards of Transpera, Inc. (“Transpera”) and ScanScout, Inc. (“ScanScout”), and net operating losses from Telaria, Inc. ("Telaria") which experienced an ownership change in 2010 which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carry-forwards of Transpera, that are available to offset future taxable income to approximately $161, annually.

As a result of the adoption of ASU 2016-09, the Company no longer excludes tax benefits that arose directly from equity compensation in excess of compensation recognized for financial reporting in its U.S. federal and state net operating loss carryforwards.

The Company did not record any amounts related to uncertain tax positions or tax contingencies at December 31, 2019 and 2018. As of December 31, 2019 and 2018, the primary tax jurisdictions in which the Company is subject to tax were the U.S. federal and state jurisdictions, Australia, Canada, France, Singapore, Malaysia, New Zealand, Brazil and United Kingdom. Since the Company is in an overall net operating loss position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a net operating loss carry-forward is available. The

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data

9. Income Taxes (Continued)
Company’s open tax years extend back to 2005. In the event that the Company concludes that it is subject to interest or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of provision for income taxes. No amounts of interest or penalties were recognized in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017. The year ended December 31, 2017 is currently under the IRS examination.

10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of:

	December 31,
	2019	2018
Trade accounts payable	$152,274	$95,028
Accrued compensation, benefits and payroll taxes	5,436	5,468
Accrued cost of revenue	7,152	7,127
Other payables and accrued expenses	3,956	2,368
Total accounts payable and accrued expenses	$168,818	$109,991

11. Credit Facility

The Company is party to a loan and security agreement, ("Credit Facility"), with Silicon Valley Bank, ("Lender"). Pursuant to the credit facility, the Company can incur revolver borrowings up to the lesser of $25.0 million and a borrowing base equal to 80.0% of eligible accounts receivable. Any outstanding principal amounts borrowed under the credit facility must be paid at maturity. Interest accrues at a floating rate equal to the lender’s prime rate and is payable monthly. The Company is charged a fee of 0.35% of any unused borrowing capacity, which is payable quarterly. The credit facility also includes a letter of credit, foreign exchange and cash management facility up to the full amount of available credit. The credit facility matures on March 26, 2020. In light of the pending merger with Rubicon Project which is expected to be closed in early April 2020, the Company does not intend to renew the credit facility. While the Company had no outstanding borrowings under the credit facility as of December 31, 2019 and December 31, 2018, the lender has issued standby letters of credit in favor of the landlords of our current and former headquarters and other office space totaling $3.1 million, which can be drawn down from amounts available under the credit facility. Upon expiration of the facility the Company intends to collateralize its letters of credit with cash in an equal amount.
The credit facility contains customary conditions to borrowings, events of default and negative covenants, including covenants that restrict the Company's ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of its capital stock, make investments or engage in transactions with our affiliates. The credit facility also includes a financial covenant with respect to a minimum cash balance, a minimum quick ratio, tested monthly, and Adjusted EBITDA for trailing periods which vary from three to twelve months, tested quarterly. The minimum quick ratio and Adjusted EBITDA covenants will only be tested if our net cash balance falls below a specified amount. The Company's obligations under the credit facility are secured by substantially all of its assets other than its intellectual property, although the Company has agreed not to encumber any of its intellectual property without the lender’s prior written consent. Subject to certain exceptions, the Company also required to maintain all of its cash and cash equivalents at accounts with the lender. The Company was in compliance with all covenants as of December 31, 2019 and through the date of this filing.
12. Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted ASC Topic 842, Leases ("Topic 842") using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases. Beginning on January 1, 2019, the Company's consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical policies. The modified retrospective transition method required the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to the Company's accumulated deficit as of our adoption date. There was no cumulative effect adjustment to the Company's accumulated deficit as a result of initially applying the guidance. As a result of adopting Topic 842, the Company recognized additional operating lease assets of $26,449 and operating lease liabilities of $32,932 as of January 1, 2019. The discount rate used to calculate that adjustment was the Company's incremental borrowing rate as of the adoption date, January 1, 2019.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data

12.Adoption of ASC Topic 842, Leases (Continued)
Management elected to utilize the practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered into prior to adoption of Topic 842. Additionally, management elected not to separate lease and non-lease components for all of the Company's leases. For leases with a term of 12 months or less, management elected the short-term lease exemption, which allowed the Company to not recognize right-of-use assets or lease liabilities for qualifying leases existing at transition and new leases the Company may enter into in the future.

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

The Company recognizes a right-of-use asset and lease liability for all of its leases at the commencement of the lease. Lease liabilities are measured based on the present value of the minimum lease payments discounted by a rate determined as of the date of commencement. Right-of-use assets are measured based on the lease liability adjusted for any initial direct costs, prepaid rent, lease incentives and restructuring. The following summarizes right-of-use assets as of December 31, 2019 (in thousands):

2019
Beginning balance at January 1, operating lease right-of-use, asset gross	$26,449
Additional Leases in 2019	1,385
Total operating lease right-of-use asset, gross	27,834
Less: accumulated amortization	(4,041)
Operating lease right-of-use asset, net	$23,793

Significant Assumptions and Judgments

Significant judgment is required when determining whether a contract is or contains a lease. The Company reviews contracts to determine whether the language conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As discussed above, the present value of minimum lease payments is used in determining the value of the Company's operating and finance leases. The discount rate used to calculate the present value for lease payments is the Company's incremental borrowing rate, which is determined based on information available at lease commencement and is equal to the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate used for our lease obligations as of December 31, 2019 and January 1, 2019 ranged from 4.08% to 7.36%. As of December 31, 2019, the weighted-average remaining lease term for our operating leases was 6.34 years. As of December 31, 2019, the weighted-average discount rate for our operating leases was 6.82%.

The following table summarizes the Company's lease cost and sublease income for the year ended December 31, 2019:

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data

12.Adoption of ASC Topic 842, Leases (Continued)

December 31, 2019

Operating lease cost	$6,116
Variable lease cost	762
Short-term lease cost	345
Sublease income, gross	(4,330)
Total lease cost	$2,893

As of December 31, 2019, the future payments under the Company's operating leases for each of the next five years and thereafter are as follows:

2020	$7,293
2021	6,084
2022	5,119
2023	5,092
2024	5,124
Thereafter	8,073
Subtotal	36,785
Less: imputed interest	(7,252)
Present value of minimum lease payments	29,533
Less: current portion of operating lease obligations	(5,487)
Total long-term lease obligations	$24,046

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data

13. Commitments & Contingencies

Letters of Credit
At December 31, 2019 and 2018, the Company had the following outstanding letters of credit:
•$300 as of December 31, 2019 and 2018, respectively, related to its former headquarters at 52 W 23rd St, New York, New York
•$320 as of December 31, 2019 and 2018 related to new office space in Mountain View, California
•$1,814 and $2,332 as of December 31, 2019 and 2018 related to its former headquarters at 1501 Broadway, New York, New York
•$633 as of December 31, 2019 and 2018 related to its current headquarters at 222 Broadway, New York, New York
Legal Contingencies
Between February 5 and February 28, 2020, seven lawsuits were filed by purported stockholders in connection with the proposed Merger with Rubicon Project. Two lawsuits were brought as putative class actions and are captioned Sabatini v. Telaria, Inc., et al., No. 1:20-cv-00219 (D. Del. filed Feb. 13, 2020) and Carter v. Telaria, Inc., et al., No. 1:20-cv-01576 (S.D.N.Y. filed Feb. 21, 2020). Five lawsuits were brought by the plaintiffs individually and are captioned Stein v. Telaria, Inc., et al., No. 1:20-cv-01010 (S.D.N.Y. filed Feb. 5, 2020); Lin v. Telaria, Inc. et al., No. 1:20-cv-01277 (S.D.N.Y. filed Feb. 13, 2020); Melool v. Telaria, Inc., et al., No. 1:20-cv-00836 (E.D.N.Y. filed Feb. 15, 2020); Robinson v. Telaria, Inc., et al., No. 1:20-cv-01380 (S.D.N.Y. filed Feb. 18, 2020); and Wu v. Telaria, Inc., No. 1:20-cv-01790 (S.D.N.Y. filed Feb. 28, 2020) (collectively, the “Complaints”). The Complaints name the Company and each member of its board of directors as defendants. The Sabatini complaint additionally names Rubicon Project and Madison Merger Corp. as defendants. The Complaints allege violations of Section 14(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against all defendants, and assert violations of Section 20(a) of the Exchange Act against the individual defendants. The Sabatini complaint additionally alleges a claim under Section 20(a) of the Exchange against the Rubicon Project and Merger Sub. The Stein and Carter complaints additionally allege a violation of 17 C.F.R. § 244.100 against all defendants. The plaintiffs contend that the Telaria Definitive Proxy Statement filed as part of the Rubicon Project’s registration statement on Form S-4 on January 30, 2020 and amended on February 7, 2020, omitted or misrepresented material information regarding the Merger. The Complaints seek injunctive relief, rescission or rescissory damages, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. The Lin and Sabatini complaints also seek dissemination of a proxy statement that discloses certain information requested by those plaintiffs. The defendants believe the claims asserted in the Complaints are without merit.

In addition, the Company is occasionally involved with various claims and litigation during the normal course of business. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of December 31, 2019 and 2018, no reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, it generally does not believe it is reasonably probable that any proceedings or possible related claims will have a material effect on its financial statements. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

14.  Stockholders' Equity

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

15.  Changes in Accumulated Other Comprehensive Income (Loss)
The following table provides the components of accumulated other comprehensive (loss) income from continuing operations:

Foreign Currency Translation Adjustment
Beginning balance at January 1, 2019	$(949)
Other comprehensive loss(1)	(238)
Ending balance at December 31, 2019	$(1,187)

Foreign Currency Translation Adjustment
Beginning balance at January 1, 2018	$(232)
Other comprehensive income(1)	(717)
Ending balance at December 31, 2018	$(949)

(1) For the year ended December 31, 2019, and December 31, 2018 there were no foreign currency translation adjustments reclassified from accumulated other comprehensive income (loss) to the Company's Consolidated Statements of Operations.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

16. Stock-Based Compensation
The Company included stock-based compensation expense related to all of the Company’s stock-based payments awards in various operating expense categories for the years ended December 31, 2019, 2018 and 2017 as follows:

	Years Ended December 31,
	2019	2018	2017
Stock-based compensation expense:
Technology and development	$818	$492	$615
Sales and marketing	2,196	1,470	2,062
General and administrative	2,745	1,858	2,044
Total in continuing operations	$5,759	$3,820	$4,721
Discontinued operations	—	—	673
Total stock-based compensation expense	$5,759	$3,820	$5,394
The Company recognizes compensation expenses for the value of its stock-based payment awards, using the straight-line method, over the requisite service period of each of the awards, net of actual forfeitures. In the event of modification of the conditions on which stock-based payment awards were granted, an additional expense is recognized for any modification that increases the total fair value of the stock-based payment arrangement or is otherwise beneficial to the employee, other service provider or non-employee at the modification date. During 2019 the Company modified certain stock awards, resulting in the recognition of stock-based compensation of $383 during the period.

In August 2017, in connection with the consummation of the sale of the Company’s buyer platform, the Company modified certain restricted stock unit awards held by employees of the buyer platform to provide for pro-rated vesting of such awards for the current year vesting cycle, based on the number of days elapsed from the last vesting date through the date of the transaction.  The incremental expense arising from this modification was $45. Additionally, as a result of the sale of the buyer platform, the Company reclassified stock-based compensation expense relating to the employees of the buyer platform of $673 for the year-ended December 31, 2017, which was recorded in Net Income from discontinued operations in the consolidated statement of operations.

On September 20, 2017, the Company entered into an agreement with the Company’s President of Publisher Platforms that resulted in a separation date of October 6, 2017. The agreement provided acceleration of 100% of the unvested shares subject to any stock option or restricted stock unit award issued to him by the Company. The expense arising from this modification was $729.

Stock-Based Incentive Plans
On June 26, 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”). The Company has stock option awards outstanding under five stock-based incentive plans as of December 31, 2019, including two plans that were assumed as part of the acquisition of ScanScout. The Company has restricted stock unit awards outstanding, under its 2013 Plan, as of December 31, 2019.
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

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

16. Stock-Based Compensation (Continued)

Stock Option Awards Outstanding
The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of December 31, 2019:

	Options Outstanding			Options Exercisable
	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices	Outstanding	(Years)	Per Share	Exercisable	(Years)	Per Share
$1.11 - $1.94	658,915	2.25	$1.86	635,477	2.55	$1.85
$2.00 – $2.88	1,305,000	5.92	2.40	894,269	4.79	2.45
$3.60 – $4.83	1,921,869	4.03	4.22	1,463,677	2.61	4.18
$5.01 – $5.90	1,019,324	2.75	5.56	437,037	0.71	5.57
$6.75 – $8.37	422,648	4.83	8.17	163,164	3.03	7.59
	5,327,756	3.96	$3.70	3,593,624	2.74	$4.00
The following table presents summary information of the Company’s stock option awards outstanding and exercisable under all plans as of December 31, 2019:

	Number of Stock Option Awards Outstanding	Weighted Average Exercise Price Per Share
December 31, 2018(1)	6,348,251	$3.73
Stock option awards granted	884,479	6.06
Stock option awards forfeited	(215,813)	4.33
Stock option awards exercised	(1,689,161)	4.05
Stock option awards outstanding as of December 31, 2019	5,327,756	$4.00

Stock option awards vested and exercisable as of December 31, 2019	3,593,624	$4.00
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
(2) Includes the vested portion of each employment inducement stock option award.
Other selected information is as follows:

	Years Ended December 31,
	2019	2018	2017
Aggregate fair value of stock option awards vested	$1,183	$374	$644
Aggregate intrinsic value of outstanding stock option awards	954	1,270	5,503
Aggregate intrinsic value of stock option awards exercised	5,533	1,713	748
Weighted-average grant-date fair value per share of stock option awards granted	3.21	1.91	1.13
Cash proceeds received from stock option awards exercised	$6,749	$1,845	$699
The fair value for stock option awards was estimated at the date of grant using a Black-Scholes option pricing model (other than with respect to the Performance Option (as defined below)). Calculating the fair value of the stock option awards requires

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

16. Stock-Based Compensation (Continued)

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
The following table presents the assumptions for stock option awards granted during the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Volatility	57% - 57%	49% - 55%	49% - 50%
Risk-free interest rate	1.68% - 2.55%	2.37% - 3.01%	1.85% to 2.02%
Expected life (in years)	5.45 - 5.54	5.32 - 5.58	5.65 - 5.67
Dividend yield	0.00%	0.00%	0.00%
There was $3,390 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plans as of December 31, 2019.  This cost is expected to be recognized over a weighted-average period of 2.63 years.
Non-vested Restricted Stock Unit (RSU) Awards Outstanding
The following table presents a summary of the Company’s non-vested restricted stock unit award activity under all plans and related information for the year ended December 31, 2019:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock unit awards outstanding as of December 31, 2018	2,350,054	$3.00
Restricted stock unit awards granted	1,364,236	6.10
Restricted stock unit awards forfeited	(265,681)	4.32
Restricted stock unit awards vested	(973,568)	2.91
Non-vested restricted stock unit awards outstanding as of December 31, 2019	2,475,041	4.61

	Years Ended December 31,
	2019	2018	2017
Aggregate grant date fair value of restricted stock unit awards outstanding	$11,398	$7,050	$5,515
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
There were $5,891 of total unrecognized compensation cost related to non-vested restricted stock unit awards granted under the Company’s equity incentive plans as of December 31, 2019.  This cost is expected to be recognized over a weighted-average period of 2.49 years.

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
No more than 2,000,000 shares of common stock are reserved for future issuance under the 2014 ESPP.  As of December 31, 2019, the Company had 685,720 shares of common stock reserved for future issuance under the 2014 ESPP.
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
For the years ended December 31, 2019, 2018, and 2017 the following assumptions were used for awards issued under the 2014 ESPP:

	2019	2018	2017
Volatility	60% - 93%	36% - 42%	42% - 52%
Risk-free interest rate	1.37% - 2.86%	1.13% - 2.28%	0.70% - 1.1%
Expected life (in years)	0.50	0.50	0.50
Dividend yield	0.00%	0.00%	0.00%

Stock-Option Compensation Award with Market Conditions:
On July 10, 2017, the Company granted certain employment inducement awards to its newly appointed CEO. This grant included a performance option award for 450,000 shares of the Company’s common stock, which provides that 50% of the shares subject to the option will vest as of the date on which the 30-day moving average of the Company’s common stock exceeds $4.00 per share (as adjusted to account for any stock splits or other adjustments), and 50% of the shares subject to the option will vest as of the date on which the 30-day moving average of the Company’s common stock exceeds $5.00 per share (as adjusted to account for any stock splits or other adjustments), provided, in each case that he continues to provide services to the Company on each such vesting date.

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

16. Stock-Based Compensation (Continued)

2018
Exercise price	$2.36
Volatility	50%
Risk-free interest rate	2.38%
Maturity	10.00
Milestone 1	$4.00
Milestone 2	$5.00
Cost of equity	17%
Dividend yield	—%

Fair value of the 450,000 stock options is $501, with $37 in stock compensation expense recorded for the year-ended December 31, 2019. The first tranche performance objective of the Company's common stock was met in 2018 and vested and expensed accordingly. The second tranche performance objective was met in the first quarter of 2019 and vested and expensed accordingly.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data

17. Restructuring Costs
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
As a result of the Company's Santa Monica relocation, the Company incurred one-time costs of $117 during June of 2018. As a result of a change in term used in calculating the one-time costs, an additional $32 was recorded July of 2018. The company recorded the costs of $149 as restructuring costs in the Company's consolidated statements of operations for the year ended December 31, 2018. The Company had no restructuring costs for the year ended December 31, 2019.

18.  Net Income (Loss) Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended December 31,
	2019	2018	2017
Numerator:
Loss from continuing operations, net of income taxes	$(9,007)	$(9,230)	$(19,700)
Total income (loss) from discontinued operations, net of income taxes	—	(136)	21,927
Net income (loss)	$(9,007)	(9,366)	2,227

Denominator:
Weighted-average number of shares of common stock outstanding for basic and diluted net loss per share attributable to common stockholders	45,864,500	51,764,506	50,511,366

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.20)	$(0.18)	$(0.39)
Income from discontinued operations	—	—	0.43
Net income (loss)	$(0.20)	$(0.18)	$0.04
The following securities were outstanding during the years presented below and have been excluded from the calculation of diluted net loss per share attributable to common stockholders per share because the effect is anti-dilutive:

	Years Ended December 31,
	2019	2018	2017
Stock option awards	5,327,756	6,348,251	6,311,059
Restricted stock unit awards	2,474,416	2,349,429	2,518,375
Total anti-dilutive securities outstanding	7,802,172	8,697,680	8,829,434

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
Total employer matching contributions to the Company’s 401(k) Plan for the year ended December 31, 2019, 2018 and 2017 were $417, $333, and $250, respectively.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
20.  Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow activities:
Cash paid for income taxes	$55	$93	$416
Cash paid for operating leases subject to ASU 842	$6,866	$—	$—
Cash paid for interest expense	$—	$—	$101

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for settlement of restricted stock unit awards	$1,391	$1,312	$3,206
Purchase of property and equipment in accounts payable and accrued expenses	$116	$6	$13
Cash holdback related to acquisition	$—	$472	$—
Deferred tax liability related to acquisition	$—	$1,015	$—
Contingent consideration on acquisition	$—	$1,500	$—

21.  Segment and Geographic Information
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
Substantially all assets were held in the United States as of each December 31, 2019 and 2018, and substantially all revenue was generated through sales personnel in the United States for the years ended December 31, 2019, 2018 and 2017.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

22.  Quarterly Results of Operations

Unaudited	Three Months Ended
2019	March 31,	June 30,	September 30,	December 31,
Revenue	$13,622	$18,216	$16,564	$19,636
Gross profit	11,171	14,748	13,145	15,349
Income (loss) from continuing operations, net of income taxes	(4,333)	(1,484)	(2,801)	(389)
Net loss	$(4,333)	$(1,484)	$(2,801)	$(389)
Net earnings (loss) per share - basic and diluted:
Loss from continuing operations, net of income taxes(1)	$(0.10)	$(0.03)	$(0.06)	$(0.01)
Net loss(1)	$(0.10)	$(0.03)	$(0.06)	$(0.01)

Basic and diluted weighted-average number of shares outstanding (2)	44,831,453	45,702,810	46,158,465	46,710,402

Unaudited	Three Months Ended
2018	March 31,	June 30,	September 30,	December 31,
Revenue	$9,601	$12,430	$13,478	$19,656
Gross profit	8,573	11,294	11,610	16,844
Income (loss) from continuing operations, net of income taxes	(6,127)	(2,960)	(1,581)	1,438
Total income (loss) from discontinued operations, net of income taxes	26	(161)	—	(1)
Net income (loss)	(6,101)	(3,121)	(1,581)	1,437
Net earnings (loss) per share - basic
Loss from continuing operations, net of income taxes(1)	(0.12)	(0.06)	(0.03)	0.03
Income (loss) from discontinued operations, net of income taxes(1)	—	—	—	—
Net income (loss)(1)	$(0.12)	$(0.06)	$(0.03)	$0.03

Net earnings (loss) per share - diluted:
Income (loss) from continuing operations, net of income taxes(1)	(0.12)	(0.06)	(0.03)	0.03
Income from discontinued operations, net of income taxes(1)	—	—	—	—
Net income (loss)(1)	$(0.12)	$(0.06)	$(0.03)	$0.03

Weighted-average number of shares of common stock outstanding:
Basic	51,827,685	52,241,605	52,716,626	50,278,668
Diluted	51,827,685	52,241,605	52,716,626	51,266,321

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

22.  Quarterly Results of Operations

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
(2) Due to the Company’s loss from continuing operations, net of income taxes, all potentially dilutive securities are anti-dilutive and, therefore, basic and diluted weighted average common shares outstanding are equal for all periods presented.

Telaria, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

23. Subsequent Events

In December 19, 2019, the Company announced a stock-for-stock merger with The Rubicon Project, which will create a combined company offering a single partner for transacting CTV, desktop display, video, audio, and mobile inventory across all geographies and auction types. A definitive proxy statement was issued on February 13, 2020 and sent to both companies shareholders for a vote. Based on the number of shares of the Company's common stock outstanding and reserved for issuance as of February 11, 2020 and the number of shares of Rubicon Project common stock outstanding and reserved for issuance as of February 11, 2020, it is estimated that, immediately following completion of the merger, former holders of Telaria common stock will own approximately 47.6% and pre-merger holders of Rubicon Project common stock will own approximately 52.4% of common stock of the combined company on a fully diluted basis. The Merger is expected to be completed to close in early April 2020. The credit facility with Silicon Valley Bank, matures on March 26, 2020. In light of the pending merger with Rubicon Project which is expected to be closed in early April 2020, the Company does not intend to renew the credit facility.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. The assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on these assessments, we concluded that our internal control over financial reporting was effective as of December 31, 2019.
BDO, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2019, BDO, has issued a report on the effectiveness of our internal control over financial reporting.
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

ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
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

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the sections titled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" into our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the sections titled "Information Regarding the Board and Corporate Governance" and "Transactions with Related Persons" into our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the section titled "Principal Accounting Fees and Services" in our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
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
•may have been qualified in such agreements by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;
•may apply contract standards of “materiality” that are different from “materiality” under the applicable security laws; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.
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

		Incorporated by Reference				Filed
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Asset Purchase Agreement, among Telaria, Inc., Scanscout, Inc., Taptica Ltd. and Taptica International Ltd, dated as of August 4, 2017	8-K	001-35982	2.1	8/8/2017

2.2	Agreement and Plan of Merger, by and among Telaria, Inc., The Rubicon Project, Inc. and Madison Merger Corp., dated December 19, 2019	8-K	001-35982	2.2	12/23/2019

3.1	Composite copy of Amended and Restated Certificate of Incorporation, as amended to date and as currently in effect.	S-3	333-221374	3.1	11/6/2017

3.2	Bylaws, as amended to date and as currently in effect.	S-1/A	333-188813	3.4	6/14/2013

4.1	Specimen stock certificate evidencing shares of common stock.	S-3	333-188813	4.2	11/6/2017

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended					X

10.1	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of January 27, 2017	10-K	001-35982	10.2	3/10/2017

10.2	First Amendment to the Amended and Restated Loan and Security Agreement, dated January 26, 2018, by and between the Registrant and the Silicon Valley Bank.	10-Q	001-35982	—	5/8/2018

10.3	Second Amendment to the Amended and Restated Loan and Security Agreement, dated November 7, 2018, by and between the Registrant and the Silicon Valley Bank	10-K	001-35982	10.3	3/19/2019

10.4+	Tremor Media, Inc. 2006 Stock Incentive Plan, as amended.	S-1	333-188813	10.4	5/23/2013

10.5+	Form of Stock Option Agreement under Tremor Media, Inc. 2006 Stock Incentive Plan.	S-1	333-188813	10.5	5/23/2013

10.6+	Tremor Media, Inc. 2008 Stock Plan, as amended.	S-1	333-188813	10.6	5/23/2013

10.7+	Form of Stock Option Agreement under Tremor Media, Inc. 2008 Stock Plan.	S-1	333-188813	10.7	5/23/2013

10.8+	ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.8	5/23/2013

10.9+	Form of Stock Option Agreement under ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.9	5/23/2013

10.10+	ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.10	5/23/2013

10.11+	Form of Stock Option Agreement under ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.11	5/23/2013

10.12+	Form of 2013 Equity Incentive Plan as amended.	Proxy	001-35982	App. A	4/15/2013

10.13+	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.13	6/14/2013

10.14+	Form of Nonqualified Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.14	6/14/2013

10.15+	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.15	6/14/2013

10.16+	Form of Restricted Stock Unit Grant Notice under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.16	6/14/2013

10.17+	Non-Employee Director Compensation Plan.	10-K	001-35982	10.17	3/10/2017

10.18	Third amendment to the Amended and Restated Loan and Security Agreement, dated November 6, 2019, by and between the Registrant and the Silicon Valley Bank					X

10.19+	Tremor Video, Inc. 2014 Employee Stock Purchase Plan	S-1	333-188813	10.19	5/23/2013

10.20*	Agreement of Lease by and between the Company and Paramount Leasehold, L.P., dated as of October 27, 2014 (as amended by the First Amendment of Lease dated as of December 15, 2014).	10-K	001-35982	10.25	3/16/2015

10.21*	Second Amendment to the Agreement of Lease, by and between the Company and Paramount Leasehold, L.P., dated as of October 27, 2014	10-Q	001-35982	10.1	5/10/2016

10.22*	Sublease Agreement, between Advance Magazine Publishers Inc. and Telaria, Inc., effective December 14, 2017	10-K	001-35982	10.26	3/1/2018

10.23+	Employment Offer Letter by and between the Company and Mark Zagorski, dated May 31, 2017.	10-Q	001-35982	10.1	8/9/2017

10.24+	Employment Offer Letter by and between the Company and John Rego, dated August 3, 2015	10-Q	001-35982	10.1	11/9/2015

10.25+	Amendment to the Employment Offer Letter by and between the Company and John Rego, dated February 7, 2017	10-Q	001-35982	10.2	5/10/2017

10.26+	Amended and Restated Employment Offer Letter by and between the Company and Katie Evans, dated March 6, 2017	10-Q	001-35982	10.5	5/10/2017

10.27+	Employment Offer Letter by and between the Company and Paul Caine, dated October 6, 2017	10-K	001-35982	10.32	3/1/2018

10.28+	Employment Offer Letter by and between the Company and Adam Lowy, dated October 19, 2018	10-Q	001-35982	10.1	5/9/2019

10.29	Amended and Restated Offer Letter by and between the Company and Rama Roberts, dated February 1, 2019	10-Q	001-35982	10.2	5/9/2019

10.30	Agreement of Lease by and between the Registrant and Twenty-Three R.P. Associates, dated as of July 26, 2010 (as modified by the First Amendment to Lease dated November 1, 2010).	S-1	333-188813	10.3	5/23/2013

21.1	List of subsidiaries.	10-Q	001-35982	21.1	8/9/2018

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in signature page).					X

31.1	Certification of the Chief Executive Officer of Telaria, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.					X

31.2	Certification of the Chief Financial Officer of Telaria, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.	X

32.1*	Certification of the Chief Executive Officer of Telaria, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer of Telaria, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

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

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2020.

TELARIA, INC.

By:	/s/ Mark Zagorski
Mark Zagorski
Chief Executive Officer

Date: March 16, 2020

By:	/s/ John Rego
John Rego
Chief Financial Officer

Date: March 16, 2020

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Zagorski
Mark Zagorski	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020
/s/ John Rego
John Rego	Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2020

/s/ Paul Caine	Director	March 16, 2020
Paul Caine

/s/ Rachel Lam
Rachel Lam	Director	March 16, 2020

/s/ Warren Lee
Warren Lee	Director	March 16, 2020

/s/ James Rossman
James Rossman	Director	March 16, 2020

/s/ Robert Schechter
Robert Schechter	Director	March 16, 2020

/s/ Kevin Thompson
Kevin Thompson	Director	March 16, 2020

/s/ Doug Knopper	Director	March 16, 2020
Doug Knopper