Form 10-K/A
period 2019-12-31
Telaria, Inc.
filed 2020-03-25
CIK 1375796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2020 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosures regarding incorporation by reference on the front cover page of the Original Filing. The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Cover Page, Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Telaria, Inc.

Form 10-K/A

For the Fiscal Year Ended December 31, 2019

Unless the context otherwise requires, we use the terms “Telaria,” the “Company,” “we,” “us” and “our” in this Amendment No. 1 to refer to Telaria, Inc. and, where appropriate, its consolidated subsidiaries.

The Telaria logo, name and other trademarks or service marks of Telaria, Inc. appearing in this Amendment No. 1 are the property of Telaria, Inc. and its consolidated subsidiaries. This Amendment No. 1 contains additional trade names, trademarks and service marks of others, which are the property of their respective owners.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Executive Officers

The following table sets forth information concerning our current executive officers, including their ages, as of March 23, 2020.

Name	Age	Position
Mark Zagorski	51	Chief Executive Officer and Director
John Rego	58	Senior Vice President and Chief Financial Officer
Katie Evans	34	Senior Vice President and Chief Operating Officer
Rama Roberts	45	Senior Vice President and Chief Technology Officer
Adam Lowy	46	Senior Vice President and Chief Commercial Officer

Mark Zagorski has served as our Chief Executive Officer and a member of our board of directors, or Board, since July 2017. From December 2010 until its acquisition by the Nielsen Company in March 2015, he served as Chief Executive Officer of eXelate Inc., a leading data management and analytics platform, and continued to manage the eXelate business as Executive Vice President, Nielsen Marketing Cloud through June 2017. Mr. Zagorski served as the Chief Revenue Officer of eXelate from April 2008 to 2010. Prior to that, from January 2005 to April 2008, he served as Chief Marketing Officer of MediaSpan, a provider of digital content management and online marketing and advertising solutions for media companies. In 1999, Mr. Zagorski helped launch WorldNow, a media platform enabling TV broadcasters to distribute and manage online content across digital platforms, and served as its President from February 2002 to December 2004. Mr. Zagorski holds a B.S. in finance from Gannon University and an M.B.A. from the University of Rochester’s Simon School of Business.

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

Rama Roberts has served as a Senior Vice President and our Chief Technology Officer since February 1, 2019 and as our Vice President, Engineering from December 2013. Prior to joining the Company, Mr. Roberts served as Vice President Software Engineering at Velti from January 2012 to December 2013. Mr. Roberts received a BS in Computer Science from University of California, Davis.

Adam Lowy has served as a Senior Vice President and our Chief Commercial Officer since November 2018. Prior to joining Telaria, Mr. Lowy served as the Director, Advanced TV & Digital Sales for Dish Network and Sling TV from April 2017 to October 2018 and as GM, Advanced TV, Digital & Analytics since August 2012. Before that, he served in various roles at Canoe Ventures, an advanced television joint venture, from 2010 to 2012, including as its VP, Sales Operations & Planning. Mr. Lowy has served as the Co-chairman for the IAB Advanced TV Advisory Board since 2013. Mr. Lowy holds a B.S. degree from Ithaca College.

Non-Executive Directors

The following table sets forth information concerning our current non-executive directors, including their ages, as of March 23, 2020.

Name	Age	Position
Paul Caine	55	Non-Executive Chairman of the Board of Directors
Doug Knopper	59	Director
Warren Lee	50	Director
Rachel Lam	52	Director
James Rossman	54	Director
Robert Schechter	69	Director
Kevin Thompson	55	Director

Paul Caine has served as our Non-executive Chairman since January 1, 2020 and as a member of our Board since June 2014. He served as our Executive Chairman from July 2017 to December 31, 2019. He served as our Interim Chief Executive Officer from February 2017 to July 2017, and as the Non-executive Chairman of the Board from July 2016 to February 2017. Mr. Caine has served as President of On Location Experiences at Endeavor Group Holdings, Inc. since January 2020. In addition, Mr. Caine has served as the Executive Director of the Board of Engine Group, a global marketing company, since January 2018, and as CEO and Founder of PC Ventures, LLC, an investment and advisory firm since August 2017. Mr. Caine served as the Chief Global Revenue Officer for Bloomberg Media from June 2014 to July 2016. From April 2013 to January 2014 he served as Chief Executive Officer and a member of the board of directors of WestwoodOne, Inc., the largest independent national audio media company in the U.S. From 1989 to 2013, Mr. Caine served in various capacities at Time Inc., including Executive Vice President, Chief Revenue Officer and Group President from January 2011 until April 2013, Executive Vice President, President and Group Publisher, Style & Entertainment Group from January 2010 to January 2011, and President, Style & Entertainment Group from January 2008 to January 2010. From 2007 to 2011, Mr. Caine served on the board of directors of Nexcen Brands, Inc., a strategic brand management company with a focus on retail franchising, where he served as a member of the audit and governance committees. Mr. Caine received a B.A. in Telecommunications with a minor in Business from Indiana University.

Doug Knopper is the Co-Founder of FreeWheel Media, Inc. and served as its Co-Chief Executive Officer from February 2007 to September 2017. FreeWheel, which was acquired by Comcast in 2014, provides a technology platform for the management and monetization of digital television advertising. Prior to founding Freewheel, Mr. Knopper served as the Chief Executive Officer of BitPass Inc. from 2005 to 2007 and as Senior Vice President/General Manager of DoubleClick Inc. from 2000 to 2005. Mr. Knopper received a B.A. from the University of Michigan and an M.B.A from Georgetown University.

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

James Rossman has served as a member of our Board since January 2011, and served as Chairman of the Board from August 2012 to May 2013. Mr. Rossman currently serves as an Operating Partner at Silver Lake Partners. From April 2009 to June 2012, he served in various roles, including President and Chief Operating Officer, at AKQA Inc., a digital services company. From April 2001 to March 2009, Mr. Rossman served in several roles at Digitas, Inc., an integrated advertising agency and a member of the Publicis Groupe, S.A. (as of 2007), including as Chief Operating Officer. Mr. Rossman received a B.A. in economics from Trinity College and an M.M.M. from the Kellogg School of Management at Northwestern University.

Robert Schechter has served as a member of our Board since June 2013. From 1995 to 2008, he served as the Chief Executive Officer of NMS Communications Corporation, a global provider of hardware and software solutions for the communications industry, and served as the chairman of its board of directors from 1996 to 2008. He currently serves on the board of directors of PTC Inc., a provider of software solutions and related services for product development, where he is board chair, and a member of the compensation committee, and Mimecast Limited, a leading global provider of cloud security and risk management services, where he is a member of the audit committee and compensation committee. He served on the board of directors of EXA Corp, a developer of computational fluid dynamics solutions, from 2010 to June 2017. Mr. Schechter received a B.S. degree from Rensselaer Polytechnic Institute and an M.B.A. from the Wharton School of the University of Pennsylvania.

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

The Audit Committee is currently composed of three directors: Mr. Rossman, Ms. Lam and Mr. Schechter. The Board has adopted a written Audit Committee charter that is available to stockholders on our website at http://investor.telaria.com/corporate-governance.

The Board reviews the New York Stock Exchange, or NYSE, listing standards definition of independence for Audit Committee members annually and has determined that all members of our Audit Committee are independent (as independence is currently defined in Section 303A.07(a) of the NYSE Listed Company Manual).

The Board has also determined that Mr. Schechter qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Schechter’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies. In addition to our Audit Committee, Mr. Schechter also serves on the board of directors of PTC Inc. and as a member of the board of directors and audit committee of Mimecast Limited. The Board has determined that this simultaneous service does not impair Mr. Schechter’s ability to effectively serve on our Audit Committee.

Code of Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at http://investor.telaria.com/corporate-governance. The Nominating and Corporate Governance Committee of our Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission, or SEC, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that a report covering the vesting of restricted stock units on February 14, 2019, for each of Mr. Rego, Mr. Zagorski, Mr. Roberts and Ms. Evans, was filed late on February 26, 2019.

ITEM 11.  EXECUTIVE COMPENSATION

We are a “smaller reporting company,” as defined by the Exchange Act. As a smaller reporting company, under SEC rules, we are not required to include a Compensation Discussion and Analysis section in this Item 11 and have elected to comply with reduced compensation disclosure requirements, as permitted under the applicable rules.

Executive Officer Compensation

Summary Compensation Table

The following table shows compensation information in accordance with SEC rules for the fiscal years ended December 31, 2019 and 2018 for (i) Telaria’s Chief Executive Officer and (ii) Telaria’s two other most highly compensated executive officers who served at December 31, 2019. These individuals are referred to as “Telaria’s named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)		Other Income(3) ($)	Total ($)
Mark Zagorski	2019	492,417	-		399,997	199,826	348,392		8,400	1,449,032
Chief Executive Officer	2018	475,000	298,485	(4)	300,000	299,673	108,264		8,250	1,489,672

Katie Evans	2019	388,750	-		258,332	91,586	277,772		8,400	1,024,840
SVP & Chief Operating Officer	2018	371,250	-		100,000	99,890	150,400		8,250	729,790

Rama Roberts	2019	549,990			549,998	274,763	562,060	(5)	8,400	1,945,211
Chief Technology Officer	2018	525,000	-		-	149,836	261,845		12,221	948,902

(1)	This column reflects the full grant date fair value for stock awards and options granted during the year as measured pursuant to ASC Topic 718 as stock-based compensation in Telaria’s consolidated financial statements. The assumptions Telaria used in valuing options are described in note 16 to Telaria’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020, and in note 15 to Telaria’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 19, 2019.

(2)	These amounts represent non-equity incentive plan compensation earned pursuant to Telaria’s 2019 and 2018 bonus plans.

(3)	For Mr. Zagorski and Ms. Evans, represents matching contributions to the Company’s 401(k) plan, which are generally available to all U.S. employees. For Mr. Roberts, represents matching contributions to the Company’s 401(k) plan and payment of a bonus in connection with the Company’s sabbatical policy, both of which are generally available to U.S. employees.

(4)	Represents a one-time bonus of $250,000 payable to Mr. Zagorski pursuant to the terms of his offer letter and a discretionary bonus of $48,485 awarded under the Company’s 2018 bonus plan.

(5)	Includes a one-time bonus of $250,000 paid in connection with the achievement of certain strategic objectives and contingent on Mr. Roberts remaining employed through a specified date.

Outstanding Equity Awards at Fiscal Year End

The following table shows certain information regarding outstanding equity awards at December 31, 2019 for Telaria’s named executive officers.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Mark Zagorski	225,000	225,000	2.36	7/9/2027	(2)	93,220	(6)	821,268
	271,875	178,125	2.36	7/9/2027	(3)	57,692	(7)	508,267
	71,339	84,311	3.90	2/26/2028	(4)	71,684	(8)	631,536
	-	67,646	5.58	2/27/2029	(5)

Katie Evans	488	-	1.11	6/23/2020	(9)	7,500	(10)	66,075
	1,333	-	4.28	2/2/2021	(9)	12,500	(11)	110,125
	1,333	-	4.28	6/7/2021	(9)	62,500	(12)	550,625
	2,666	-	5.01	7/18/2022	(9)	19,230	(7)	169,416
	2,666	-	5.01	7/25/2022	(9)	46,296	(8)	407,868
	6,666	-	5.90	3/4/2023	(9)
	5,000	-	8.37	7/30/2023	(9)
	21,231	-	4.27	12/4/2023	(9)
	23,779	28,104	3.90	2/26/2028	(4)
	-	31,004	5.58	2/27/2029	(5)

Rama Roberts	40,000	-	4.27	12/04/2023	(9)	10,000	(12)	88,100
	35,669	42,156	3.90	2/26/2028	(4)	98,566	(8)	868,366
	-	93,014	5.58	2/27/2029	(5)

(1)	In accordance with the rules of the SEC, the values represent the product of the number of shares that have not vested and $8.81, which was the closing market price of Telaria common stock on December 31, 2019. The reported amount does not necessarily reflect the value that may be realized by the individual because the awards vest over a specified period of time from the date of grant contingent upon continued employment, and the actual amount received upon sale of shares will depend upon the fair market value of the shares at the times they are sold.

(2)	The shares subject to this option vested as follows (a) 50% of the shares subject to the option vested on October 11, 2017, the date on which the 30-day moving average of Telaria common stock exceeded $4.00 per share, and became exercisable in April 2019 and (b) 50% of the shares subject to the option vested on March 27, 2019, the date on which the 30-day moving average of Telaria common stock exceeded $5.00 per share, and will become exercisable in September 2020. In the event that Mr. Zagorski is terminated without cause, he will have a one-year period from the date of termination to exercise any vested options.

(3)	25% of the total shares underlying this option vested on July 10, 2018, and thereafter vest at a rate of 1/48 of the shares underlying the option per month, subject to continued service through each vesting date. In the event that the recipient is terminated without cause, the recipient will have a one-year period from the date of termination to exercise any vested options.

(4)	25% of the total shares underlying this option vested on February 14, 2019, and thereafter vest at a rate of 1/48 of the shares underlying the option per month, subject to continued service through each vesting date. In the event that the recipient is terminated without cause, the recipient will have a one-year period from the date of termination to exercise any vested options.

(5)	25% of the total shares underlying this option vested on February 14, 2020, and thereafter vest at a rate of 1/48 of the shares underlying the option per month, subject to continued service through each vesting date. In the event that the recipient is terminated without cause, the recipient will have a one-year period from the date of termination to exercise any vested options.

(6)	25% of the total shares underlying the restricted stock unit vested on July 10, 2018. 25% of the total shares underlying the restricted stock unit vest on each anniversary date thereafter, subject to continued service through each vesting date.

(7)	25% of the total shares underlying the restricted stock unit vested on February 14, 2019. 25% of the total shares underlying the restricted stock unit vest on each anniversary date thereafter, subject to continued service through each vesting date.

(8)	25% of the total shares underlying the restricted stock unit vested on February 14, 2020. 25% of the total shares underlying the restricted stock unit vest on each anniversary date thereafter, subject to continued service through each vesting date.

Employment Arrangements

Telaria is party to employee offer letters with each of its named executive officers. The offer letters with each named executive officer provide that if Telaria terminates the employment of the executive other than for “cause,” death or “disability,” or if the executive resigns for “good reason” (such a termination, a “qualified separation”), the executive will be entitled to receive certain severance benefits. These benefits are enhanced upon a qualified separation in connection with a “change in control.” The definitions of “cause,” “change in control,” “disability” and “good reason” are defined in the individual offer letters with each of the named executive officers.

If consummated, Telaria’s pending merger with The Rubicon Project, Inc. (“Rubicon Project”), as described in the joint proxy statement/prospectus we and Rubicon Project filed with the SEC on February 13, 2020 (the “Merger Special Meeting Proxy”)), would constitute a “change in control” under the individual offer letters with each of the named executive officers.

The following table sets forth a summary of the material severance and change in control arrangements with our named executive officers. Except as described below with respect to Mr. Zagorski, the 2020 base salaries and bonus targets for each of our named executive officers are the same as in 2019.

Named Executive Officer	Severance and Change in Control Benefits
Mark Zagorski

If Mr. Zagorski’s employment is terminated in connection with a qualified separation and he delivers a general release of claims to us and continues to comply with his confidentiality invention assignment agreement, Mr. Zagorski is entitled to receive the following severance benefits: (A) 12 months of continued salary; (B) a pro-rated portion of that year’s target bonus and any earned but unpaid bonuses from prior periods; and (C) paid COBRA coverage for 12 months.

If, during the term of Mr. Zagorski’s continuous service to the Company, a change in control is consummated, Mr. Zagorski will vest in an additional number of the shares underlying each stock option or restricted stock unit award issued by the Company as if he had provided an additional 12 months of continuous service with the Company as of closing of the change in control.

Additionally, if a qualified separation occurs during the period beginning on the date that is two months before a change in control and ending on the date that is 12 months following a change in control (the “change in control period”), Mr. Zagorski is entitled to acceleration of 100% of the unvested shares subject to his outstanding equity awards.

As described in the table above under “—Outstanding Equity Awards at Fiscal Year End”, certain option awards issued to Mr. Zagorski are eligible for extended exercise windows post-termination in the event he is terminated without cause.

Additionally, if the Company’s pending merger with Rubicon Project is consummated, Telaria has approved the certain new employment arrangements for Mr. Zagorski with respect to his new role as the president and chief operating officer of the combined company, and Rubicon Project has agreed to honor such arrangements and to memorialize them in usual and customary agreements to be entered into prior to the closing of the merger, with such arrangements to become effective as of the closing of the merger. For additional information, see “Interests of Telaria’s Directors and Executive Officers in the Merger—New Employment Arrangements with Mark Zagorski” in the Merger Special Meeting Proxy.

Katie Evans

If Ms. Evans’ employment is terminated in connection with a qualified separation and she delivers a general release of claims to us and continues to comply with her confidentiality invention assignment agreement, Ms. Evans is entitled to receive the following severance benefits: (A) if the qualified separation occurs during the change in control period: (1) 12 months of continued salary; (2) a pro-rated portion of that year’s target bonus; (3) acceleration of 100% of the unvested shares subject to her outstanding equity awards; and (4) paid COBRA coverage for 12 months or (B) if the qualified separation occurs outside of the change in control period: (1) six months of continued salary; (2) a pro-rated portion of that year’s target bonus; and (3) paid COBRA coverage for six months.

As described in the table above under “—Outstanding Equity Awards at Fiscal Year End”, certain option awards issued to Ms. Evans are eligible for extended exercise windows post-termination in the event she is terminated without cause.

Rama Roberts

If Mr. Roberts’ employment is terminated in connection with a qualified separation and he delivers a general release of claims and restrictive covenant agreement to us and continues to comply with his confidentiality invention assignment agreement, Mr. Roberts is entitled to receive the following severance benefits: (A) if the qualified separation occurs during the change in control period, including following consummation of the pending merger with Rubicon Project if consummated: (1) 12 months of continued salary; (2) a pro-rated portion of that year’s target bonus; (3) acceleration of 100% of the unvested shares subject to his outstanding equity awards; and (4) paid COBRA coverage for 12 months or (B) if the qualified separation occurs outside of the change in control period: (1) six months of continued salary; (2) a pro-rated portion of that year’s target bonus; and (3) paid COBRA coverage for six months.

As described in the table above under “—Outstanding Equity Awards at Fiscal Year End”, certain option awards issued to Mr. Roberts are eligible for extended exercise windows post-termination in the event he is terminated without cause.

For additional information regarding potential payments and benefits to Telaria’s named executive officers following consummation of the pending merger with Rubicon Project if consummated, see “Interests of Telaria’s Directors and Executive Officers in the Merger—Quantification of Potential Payments and Benefits to Telaria’s Named Executive Officers in Connection with the Merger” in the Merger Special Meeting Proxy.

Annual Performance Bonus Plans

2020 Annual Bonus Plan

In 2020, Mr. Zagorski, Ms. Evans and Mr. Roberts are eligible to earn performance bonuses. Historically, the Compensation Committee has adopted an annual executive bonus plan; however, given that the pending merger with Rubicon Project is expected to close in the second quarter of 2020, in lieu of an annual plan, the Compensation Committee established a bonus plan for the first half of 2020 (the “2020 1H Plan”). The 2020 1H Plan includes bonus targets based on the company’s achievement of total revenue and connected TV revenue. The amount of the bonus earned is determined based on defined criteria, allocation ranges and formulas approved by the Compensation Committee. Each named executive officer’s bonus target for the 2020 1H Plan is equal to their annual bonus target multiplied by 50%. Participants have the ability to receive additional bonus for performance in excess of these objectives capped at 150% of the 2020 1H Plan bonus target. In connection with the pending merger with Rubicon Project, Telaria approved a change in Mr. Zagorski’s annual performance bonus from $370,000 to $500,000, with such increase expected to become effective as of the closing of the merger.

2019 Annual Bonus Plan

In 2019, Mr. Zagorski, Ms. Evans and Mr. Roberts each participated in our annual performance bonus plan (the “2019 Plan”). The 2019 Plan included bonus targets based on the company’s achievement of Adjusted EBITDA and revenue goals, as well certain identified performance objectives. The amount of the bonus earned was determined based on defined criteria, allocation ranges and formulas approved by the Compensation Committee in February 2019. With respect to financial goals, participants had the ability to receive additional bonus for performance in excess of these objectives capped at 150% of the 2019 Plan target. In February 2020, the Compensation Committee approved annual bonus payments of $348,392 (representing 94% of the 2019 Plan target), $312,060 (89% of the 2019 Plan target), and $277,772 (94% of the 2019 Plan target) for Mr. Zagorski, Mr. Roberts and Ms. Evans, respectively.

Director Compensation

The Board adopted a director compensation policy for non-employee directors, which became effective upon the closing of Telaria’s initial public offering in July 2013. In adopting this policy, the Board reviewed the benchmark analysis that was prepared by Pay Governance. The policy was amended by the Board in April 2015, effective as of the date of the 2015 annual meeting of Telaria stockholders, to adjust the allocation of compensation between cash and equity by increasing the annual cash component paid to directors from $30,000 to $55,000 with a corresponding decrease in the dollar value of annual equity-based awards from $100,000 to $75,000.

Pursuant to Telaria’s policy, non-employee directors are compensated $55,000 annually for their services and do not receive any additional compensation for any regular Board meeting attended. Telaria’s lead non-employee director receives an additional annual retainer of $20,000. Non-employee directors receive $5,000 annually for serving on the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee. In addition, directors who are chairpersons of a particular committee also receive additional annual compensation of $15,000 for the Audit Committee, $10,000 for the Compensation Committee and $7,500 for the Nominating and Corporate Governance Committee. Non-employee directors are also reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board. Non-employee directors are annually granted equity-based awards having an aggregate grant date fair value of $75,000 in the form of restricted stock units. Annual restricted stock unit grants will vest in full on the meeting date of the next annual stockholders’ meeting following the grant provided the recipient continues to serve on the Board as of such date.

Mr. Caine, the non-executive chairman of the Board, does not participate in the above plan. Per the terms of Mr. Caine’s offer letter, he receives a fixed payment of $20,000 per month and is entitled to receive, at each annual stockholders’ meeting, a restricted unit award with a grant date fair market value of $75,000, which grant will vest in full on the date of the next annual stockholders’ meeting provided he continues to provide services to Telaria on such date.

On June 10, 2019, the date of the 2019 annual meeting of Telaria stockholders, Telaria granted each member of its board of directors (other than Mr. Zagorski) restricted stock units having an aggregate grant date fair value of $75,000 based upon the closing price of Telaria common stock on June 10, 2019, which grants vest in full on the date of the 2020 annual meeting of stockholders provided that the recipient continues to serve on the Board as of such date. In connection with the pending merger with Rubicon Project, Telaria expects to accelerate the vesting of all such grants as of the closing of the merger.

Director Compensation Table

The following table shows for the fiscal year ended December 31, 2019 certain information with respect to the compensation of Telaria’s non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
Paul Caine	240,000	74,996	314,996
Doug Knopper	56,332	74,996	131,328
Rachel Lam	65,000	74,996	139,996
Warren Lee	80,000	74,996	154,996
James Rossman	87,500	74,996	162,496
Robert Schechter	75,000	74,996	149,996
Kevin Thompson	55,000	74,996	129,996

(1)	This column reflects the full grant date fair value for restricted stock units granted during the year as measured pursuant to Accounting Standards Codification, or ASC, Topic 718 as stock-based compensation in Telaria’s financial statements. The assumptions Telaria used in valuing options are described in note 16 to Telaria’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020, and in note 15 to Telaria’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 19, 2019.

(2)	The table below shows the aggregate number of option and restricted stock unit awards outstanding for each of Telaria’s non-employee directors as of December 31, 2019:

Name	Aggregate Stock Awards Outstanding (#)		Aggregate Option Awards Outstanding (#)
Paul Caine	10,330	(a)	-
Doug Knopper	10,330	(a)	-
Rachel Lam	10,330	(a)	-
Warren Lee	10,330	(a)	-
James Rossman	10,330	(a)	188,687	(b)
Robert Schechter	10,330	(a)	41,666	(b)
Kevin Thompson	10,330	(a)	-

(a)	All of the shares underlying this restricted stock unit award vest on the date of the 2020 Annual Meeting, subject to continued service through the vesting date. Telaria expects to accelerate the vesting of all of the shares underlying this restricted stock unit award as of the closing of the pending merger with Rubicon Project.

(b)	All of the shares underlying such option grants were fully vested as of December 31, 2019.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board consists of Mr. Knopper, Mr. Lee and Mr. Rossman. None of the members of the Compensation Committee of the Board has at any time during the past year been one of Telaria’s officers or employees. None of Telaria’s executive officers currently serves or in the prior year has served as a member of the Board or compensation committee of any entity that has one or more executive officers serving on the Board or Compensation Committee of the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding beneficial ownership of Telaria’s equity interests as of March 12, 2020 by: (1) each stockholder or group of stockholders known by Telaria to be the beneficial owner of more than 5% of Telaria’s outstanding equity interests; (2) each of Telaria’s directors; (3) each of Telaria’s named executive officers; and (4) all of Telaria’s current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to Telaria’s securities. Unless otherwise indicated below, to Telaria’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership of Telaria’s common stock is based on 48,047,492 shares of our common stock outstanding as of March 12, 2020.

	Beneficial Ownership(1)
Name of Beneficial Owner	Shares	Percentage
5% Stockholders:
Masthead Venture Partners Capital, L.P (2)	2,952,065	6.14%
BlackRock, Inc.(3)	2,925,973	6.09%
Driehaus Capital Management LLC(4)	2,610,003	5.43%

Named Executive Officers and Directors:
Mark Zagorski(5)	784,825	1.61%
Katie Evans(6)	306,434	*
Rama Roberts(7)	138,486	*
James Rossman(8)	292,990	*
Robert Schechter(9)	198,831	*
Paul Caine	161,733	*
Warren Lee	152,165	*
Rachel Lam	144,607	*
Kevin Thompson	146,990	*
Doug Knopper	84,757	*
All current executive officers and directors as a group(10) (12 persons)	3,162,921	6.36%

*Represents beneficial ownership of less than 1%.

(1)	This table is based upon information supplied by current officers, directors and, in the case of principal stockholders, Schedules 13G filed with the SEC, which information may not be accurate as of March 12, 2020. The address of each executive officer and director listed on the table is c/o Telaria, Inc., 222 Broadway, Fl 16, New York, New York 10038. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the executive officers and directors named in the table above have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentages are based on 48,047,492 shares issued and outstanding on March 12, 2020, adjusted as required by rules promulgated by the SEC.

(2)	Consists of 2,952,065 shares held by Masthead Venture Partners Capital, L.P. Masthead Fund General Partner, LLC, the general partner of Masthead Venture Partners Capital, L.P., may be deemed to have sole voting and dispositive power with respect to the shares held by Masthead Venture Partners Capital, L.P. The managing members of Masthead Fund General Partner, LLC are Braden Bohrmann, Daniel Flatley, Richard Levandov, Brian Owen, and Stephen Smith. These individuals may be deemed to have shared voting and dispositive power with respect to the shares held by this entity. The principal business address of Masthead Venture Partners is 55 Cambridge Parkway Suite 103, Cambridge, MA 02142.

(3)	Consists of 2,925,973 shares beneficially owned by BlackRock, Inc. The principal business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(4)	The shares reported by Driehaus Capital Management LLC (DCM) are held by numerous clients on a fully discretionary basis in accounts managed by DCM. DCM may have voting power and has dispositive power. The principal business address of DCM is 25 East Erie Street, Chicago, IL 60611.

(5)	Includes 647,789 shares of common stock underlying options that are vested and exercisable within 60 days of March 12, 2020.

(6)	Includes 78,527 shares of common stock underlying options that are vested and exercisable within 60 days of March 12, 2020, and 12,500 shares of common stock underlying restricted stock units that will vest within 60 days of March 12, 2020.

(7)	Includes 109,283 shares of common stock underlying options that are vested and exercisable within 60 days of March 12, 2020.

(8)	Includes 136,926 shares of common stock underlying options that are vested and exercisable within 60 days of March 12, 2020.

(9)	Includes 41,666 shares of common stock underlying options that are vested and exercisable within 60 days of March 12, 2020.

(10)	Consists of the shares listed in the table above for directors and named executive officers, as well as 115,007 shares of common stock beneficially owned by Adam Lowy, our Chief Commercial Officer, which includes 75,000 shares of common stock underlying options that are vested and exercisable within 60 days of March 12, 2020, and 720,853 shares of common stock beneficially owned by John Rego, our Chief Financial Officer, which includes 605,500 shares of common stock underlying options that are vested and exercisable within 60 days of March 12, 2020.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2019.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,802,239	(1)	$3.69	5,782,876	(3)
Equity compensation plans not approved by security holders	1,666,015	(2)	$2.12	—
Total	9,468,554		$2.96	5,782,876

(1)	Includes 5,328,423 outstanding options and 2,474,416 outstanding restricted stock units

(2)	Includes 1,505,000 outstanding options and 161,004 outstanding restricted stock units

(3)	Includes 5,086,410 shares of common stock available for future issuance pursuant to our 2013 Equity Incentive Plan, or the 2013 Plan, and 696,466 shares of common stock available for future issuance pursuant to our 2014 Employee Stock Purchase Plan. The number of shares reserved for issuance under our 2013 Plan will automatically increase on January 1 of each year, for a period of ten years, beginning on January 1, 2014 and continuing through and including January 1, 2023, by the lesser of 4.00% of the total number of shares of common stock outstanding on the immediately preceding December 31, or such number of shares determined by our Board. Pursuant to the terms of the 2013 Plan, an additional 1,876,393 shares of common stock were added to the number of shares reserved for issuance under the 2013 Plan, effective January 1, 2020.

The following equity compensation plans that were in effect as of December 31, 2019 were adopted without the approval of our security holders:

•	On September 8, 2015, we granted John Rego, our Chief Financial Officer, options to purchase 570,000 shares of our common stock at an exercise price of $1.94 per share, the closing price of our common stock on the date of grant, all of which remain outstanding at December 31, 2019.

•	On September 26, 2016, we granted Jennifer Catto, our Chief Marketing Officer, options to purchase 125,000 shares of our common stock at an exercise price of $1.58 per share, the closing price of our common stock on the date of grant, of which 35,000 remain outstanding at December 31, 2019.

•	On July 10, 2017 we granted Mark Zagorski, our Chief Executive Officer, options to purchase 900,000 shares of our common stock at an exercise price of $2.36 per share, all of which remain outstanding at December 31, 2019, and restricted stock units covering 186,440 shares, of which 93,220 remain outstanding at December 31, 2019.

Each of the above grants were made outside of our stockholder approved equity compensation plans in reliance on the employment inducement exception to stockholder approval under Section 303A.08 of the NYSE Listed Company Manual. The grants are generally subject to the same terms and conditions as awards granted under the 2013 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Related-Person Transaction Policy and Procedures

Telaria has adopted a written related person transaction policy that sets forth its procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of Telaria’s policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which Telaria and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to Telaria as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of Telaria’s voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, Telaria’s management must present information regarding the related person transaction to the Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of the Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to Telaria of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, Telaria will collect information that it deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable Telaria to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under Telaria’s Code of Business Conduct and Ethics, Telaria’s employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

In considering related person transactions, the Audit Committee, or other independent body of the Board, will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to Telaria;

•	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the Audit Committee, or other independent body of the Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, Telaria’s best interests and those of Telaria stockholders, as the Audit Committee, or other independent body of the Board, determines in the good faith exercise of its discretion. Certain of the transactions described below under “—Certain Related-Person Transactions” were entered into prior to the adoption of the written policy, but all were approved by the Board considering similar factors to those described above.

Certain Related-Person Transactions

Other than compensation arrangements, the indemnification arrangements described below are the only transactions or series of similar transactions, since January 1, 2019, to which Telaria was a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of Telaria’s directors, executive officers, or holders of more than 5% of Telaria’s capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Indemnification and Insurance

Telaria’s certificate of incorporation contains provisions limiting the liability of directors, and Telaria’s bylaws provide that Telaria will indemnify each of its directors to the fullest extent permitted under Delaware law. Telaria’s certificate of incorporation and bylaws also provide the Board with discretion to indemnify its officers and employees when determined appropriate by the Board. Telaria has entered into indemnity agreements with certain officers and directors which provide, among other things, that Telaria will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Telaria, and otherwise to the fullest extent permitted under Delaware law and Telaria’s bylaws.

Additionally, the merger agreement we entered into in connected with the contemplated merger with Rubicon Project provides that all rights, existing at the time of the merger agreement, to indemnification and exculpation from liabilities (including advancement of expenses) for acts or omissions occurring at or prior to the completion of the merger, in favor of the current or former directors and officers of Telaria as provided in the certificate of incorporation and the bylaws of Telaria and/or in any indemnification contract between any such director or officer and Telaria will survive the merger and will continue in full force and effect. Furthermore, for six years following the completion of the merger, Rubicon Project will cause the surviving corporation to maintain in effect the exculpation, indemnification and advancement of expenses equivalent to the provisions of the certificate of incorporation and the bylaws of Telaria as in effect immediately prior to the completion of the merger with respect to acts or omissions occurring prior to the completion of the merger and will not amend, repeal or otherwise modify any such provisions in any manner that would adversely affect the rights thereunder of any of the current or former directors or officers of Telaria. In addition, prior to the completion of the merger, Telaria will (or, if Telaria is unable to, as of or after the completion of the merger, Rubicon Project will cause the surviving corporation to) purchase a six-year prepaid “tail” policy, with terms, conditions, retentions and limits of liability that are no less favorable than the coverage provided under Telaria’s existing policies of directors’ and officers’ liability insurance and fiduciary liability insurance, with respect to matters arising on or before the completion of the merger (including in connection with the merger agreement and the transactions or actions contemplated by the merger agreement), and Rubicon Project will cause such policy to be maintained in full force and effect, for its full term, and no other party will have any further obligation to purchase or pay for insurance; provided that Telaria will not pay, and the surviving corporation will not be required to pay, in excess of 300% of the last annual premium paid by Telaria prior to the date of the merger agreement in respect of such “tail” policy.

Independence of the Board

As required under the NYSE listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NYSE, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following directors are independent directors within the meaning of the applicable NYSE listing standards and our Corporate Governance Guidelines: Mr. Rossman, Ms. Lam, Mr. Lee, Mr. Thompson, Mr. Knopper and Mr. Schechter. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. Mr. Zagorski is not considered independent because he currently serves as the Chief Executive Officer of the Company. Mr. Caine is not considered independent because he was employed by the Company as its Executive Chairman from July 2017 to December 2019.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2019 by BDO USA, LLP, or BDO, the Company’s principal accountant. During this period, there were no amounts payable to Ernst & Young LLP, or E&Y.

Fiscal Year Ended 2019

Audit fees(1)	$1,604,170

(1)	Audit fees consist of fees associated with audit of our annual financial statements, review of our quarterly reports on Form 10-Q, and other services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. For fiscal year 2019, BDO completed an integrated audit which included a report over the Company’s internal controls over financial reporting.

The following table represents aggregate fees billed to the Company for the fiscal year ended December 31, 2018 by E&Y, the Company’s prior principal accountant. During this, there were no amounts payable to BDO.

Fiscal Year Ended 2018

Audit fees(1)	$2,198,950
Audit-related fees(2)	125,000
All other fees(3)	85,000
Total fees	$2,408,950

(1)	Audit fees consist of fees associated with audit of our annual financial statements, review of our quarterly reports on Form 10-Q, and other services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. For fiscal year 2018, E&Y completed an integrated audit which included a report over the Company’s internal controls over financial reporting.

(2)	Audit-related fees consist of fees for services, other than the services described under “Audit Fees,” primarily related to audit procedures performed in connection with the Company’s acquisition of SlimCut Media SAS in 2018.

(3)	All other fees consist of fees for services other than the services described in the above categories, principally comprised of support services and permitted advisory services.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures.

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s prior and current independent registered public accounting firms. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of certain services other than audit services by BDO is compatible with maintaining the principal accountant’s independence, so long as the services are not specifically proscribed by the SEC or NYSE.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	Consolidated Financial Statements: No financial statements are filed with this Form 10-K/A.

2.	Financial Statement Schedules: No financial statement schedules are filed with this Form 10-K/A.

3.	Exhibits: See the Exhibit Index immediately following this page.

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

The Company acknowledges that notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Amendment No. 1 to the Annual Report on Form 10-K not misleading. Additional information about the Company may be found in its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020 and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Available Information” under Item 1 of Part I of the Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement, among Telaria, Inc., Scanscout, Inc., Taptica Ltd. and Taptica International Ltd, dated as of August 4, 2017	8-K	001-35982	2.1	8/8/2017

2.2	Agreement and Plan of Merger, by and among Telaria, Inc., The Rubicon Project, Inc. and Madison Merger Corp., dated December 19, 2019	8-K	001-35982	2.1	12/23/2019

3.1	Composite copy of Amended and Restated Certificate of Incorporation, as amended to date and as currently in effect.	S-3	333-221374	3.1	11/6/2017

3.2	Bylaws, as amended to date and as currently in effect.	S-1/A	333-188813	3.4	6/14/2013

4.1	Specimen stock certificate evidencing shares of common stock.	S-3	333-221374	4.2	11/6/2017

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-35982	4.2	3/16/2020

10.1	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of January 27, 2017	10-K	001-35982	10.2	3/10/2017

10.2	First Amendment to the Amended and Restated Loan and Security Agreement, dated January 26, 2018, by and between the Registrant and the Silicon Valley Bank.	10-Q	001-35982	-	5/8/2018

10.3	Second Amendment to the Amended and Restated Loan and Security Agreement, dated November 7, 2018, by and between the Registrant and the Silicon Valley Bank	10-K	001-35982	10.3	3/19/2019

10.4+	Tremor Media, Inc. 2006 Stock Incentive Plan, as amended.	S-1	333-188813	10.4	5/23/2013

10.5+	Form of Stock Option Agreement under Tremor Media, Inc. 2006 Stock Incentive Plan.	S-1	333-188813	10.5	5/23/2013

10.6+	Tremor Media, Inc. 2008 Stock Plan, as amended.	S-1	333-188813	10.6	5/23/2013

10.7+	Form of Stock Option Agreement under Tremor Media, Inc. 2008 Stock Plan.	S-1	333-188813	10.7	5/23/2013

10.8+	ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.8	5/23/2013

10.9+	Form of Stock Option Agreement under ScanScout, Inc. 2006 Stock Plan.	S-1	333-188813	10.9	5/23/2013

10.10+	ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.10	5/23/2013

10.11+	Form of Stock Option Agreement under ScanScout, Inc. 2009 Equity Incentive Plan.	S-1	333-188813	10.11	5/23/2013

10.12+	Form of 2013 Equity Incentive Plan as amended.	Proxy	001-35982	App. A	4/15/2013

10.13+	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.13	6/14/2013

10.14+	Form of Nonqualified Stock Option Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.14	6/14/2013

10.15+	Form of Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.15	6/14/2013

10.16+	Form of Restricted Stock Unit Grant Notice under 2013 Equity Incentive Plan.	S-1/A	333-188813	10.16	6/14/2013

10.17+	Non-Employee Director Compensation Plan.	10-K	001-35982	10.17	3/10/2017

10.18	Third amendment to the Amended and Restated Loan and Security Agreement, dated November 6, 2019, by and between the Registrant and the Silicon Valley Bank	10-K	001-35982	10.18	3/16/2020

10.19+	Tremor Video, Inc. 2014 Employee Stock Purchase Plan	S-1	333-188813	10.19	5/23/2013

10.20*	Agreement of Lease by and between the Company and Paramount Leasehold, L.P., dated as of October 27, 2014 (as amended by the First Amendment of Lease dated as of December 15, 2014).	10-K	001-35982	10.25	3/16/2015

10.21*	Second Amendment to the Agreement of Lease, by and between the Company and Paramount Leasehold, L.P., dated as of October 27, 2014	10-Q	001-35982	10.1	5/10/2016

10.22*	Sublease Agreement, between Advance Magazine Publishers Inc. and Telaria, Inc., effective December 14, 2017	10-K	001-35982	10.26	3/1/2018

10.23+	Employment Offer Letter by and between the Company and Mark Zagorski, dated May 31, 2017.	10-Q	001-35982	10.1	8/9/2017

10.24+	Employment Offer Letter by and between the Company and John Rego, dated August 3, 2015	10-Q	001-35982	10.1	11/9/2015

10.25+	Amendment to the Employment Offer Letter by and between the Company and John Rego, dated February 7, 2017	10-Q	001-35982	10.2	5/10/2017

10.26+	Amended and Restated Employment Offer Letter by and between the Company and Katie Evans, dated March 6, 2017	10-Q	001-35982	10.5	5/10/2017

10.27+	Employment Offer Letter by and between the Company and Paul Caine, dated October 6, 2017	10-K	001-35982	10.32	3/1/2018

10.28+	Employment Offer Letter by and between the Company and Adam Lowy, dated October 19, 2018	10-Q	001-35982	10.1	5/9/2019

10.29	Amended and Restated Offer Letter by and between the Company and Rama Roberts, dated February 1, 2019	10-Q	001-35982	10.2	5/9/2019

10.30	Agreement of Lease by and between the Registrant and Twenty-Three R.P. Associates, dated as of July 26, 2010 (as modified by the First Amendment to Lease dated November 1, 2010).	S-1	333-188813	10.3	5/23/2013

21.1	List of subsidiaries.	10-Q	001-35982	21.1	8/9/2018

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-35982	23.1	3/16/2020

24.1	Power of Attorney (included in signature page).	10-K	001-35982	Sig. Page	3/16/2020

31.1	Certification of the Chief Executive Officer of Telaria, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.	10-K	001-35982	31.1	3/16/2020

31.2	Certification of the Chief Financial Officer of Telaria, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934.	10-K	001-35982	31.2	3/16/2020

31.3	Certification of the Chief Executive Officer of Telaria, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2019.					X

31.4	Certification of the Chief Financial Officer of Telaria, Inc. pursuant to rule 13a-14 under the Securities Exchange Act of 1934, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2019.					X

32.1*	Certification of the Chief Executive Officer of Telaria, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35982	32.1	3/16/2020

32.2*	Certification of the Chief Financial Officer of Telaria, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35982	32.2	3/16/2020

101.INS	XBRL Instance Document.	10-K	001-35982	101.INS	3/16/2020

101.SCH	XBRL Taxonomy Extension Schema.	10-K	001-35982	101.SCH	3/16/2020

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	10-K	001-35982	101.CAL	3/16/2020

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	10-K	001-35982	101.DEF	3/16/2020

101.LAB	XBRL Taxonomy Extension Labels Linkbase.	10-K	001-35982	101.LAB	3/16/2020

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	10-K	001-35982	101.PRE	3/16/2020

+ Indicates management contract or compensatory plan.

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

*	Certain portions of this exhibit omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2020.

TELARIA, INC.

By:	/s/ Mark Zagorski
Mark Zagorski
Chief Executive Officer

Date: March 25, 2020

By:	/s/ John Rego
John Rego
Chief Financial Officer

Date: March 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark Zagorski	Chief Executive Officer and Director
Mark Zagorski	(Principal Executive Officer)	March 25, 2020

/s/ John Rego	Chief Financial Officer
John Rego	(Principal Accounting and Financial Officer)	March 25, 2020

*
Paul Caine	Director	March 25, 2020

*
Rachel Lam	Director	March 25, 2020

*
Warren Lee	Director	March 25, 2020

*
James Rossman	Director	March 25, 2020

*
Robert Schechter	Director	March 25, 2020

*
Kevin Thompson	Director	March 25, 2020

*	Director	March 25, 2020
Doug Knopper

*By: /s/ Mark Zagorski
Mark Zagorski, attorney-in-fact